Form 10-Q
period 1995-03-31
CARRINGTON LABORATORIES INC /TX/
filed 1995-05-12
CIK 718007

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   Form 10-Q

(Mark One)
( X )
               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended   March 31, 1995 and the one month period ended
                              --------------------------------------------------
                                 December 31, 1994
                              --------------------------------------------------

                                      OR
(   )
               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to
                              ----------------------  --------------------------

Commission file number                 0-11997
                      ----------------------------------------------------------

                         CARRINGTON LABORATORIES, INC.
- --------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

        Texas                                               75-1435663
- ----------------------------                ------------------------------------
(State or other jurisdiction                (I.R.S. Employer Identification No.)
of incorporation or
organization)

                  2001 Walnut Hill Lane, Irving, Texas  75038
- --------------------------------------------------------------------------------
             (Address of principal executive offices and Zip Code)

                                 214-518-1300
- --------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)


                           December 1 to November 30
- --------------------------------------------------------------------------------
             (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes    X        No
    -------        -------

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                 PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes             No
    -------        -------

                     APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date. 7,735,217 shares of Common
                                                --------------------------------
Stock, $.01 par value were outstanding at April 29, 1995.
- ---------------------------------------------------------

Carrington Laboratories, Inc., and Subsidiaries
- --------------------------------------------------------------------------------



                                     INDEX

                                                                   Page Number
                                                                   -----------

Part I.  FINANCIAL INFORMATION

      Item 1.   Financial Statements
                Condensed Consolidated Balance
                 Sheets at March 31,1995 (unaudited),
                 December 31, 1994 (unaudited) and
                 November 30, 1994                                     3-4

                Condensed Consolidated Statements
                 of Operations for the three months
                 ended March 31, 1995 and 1994
                 (unaudited) and for the one month
                 ended December 31, 1994 and 1993 (unaudited)          5-6

                Consolidated Statements of Cash
                 Flows for the three months
                 ended March 31, 1995 and 1994
                 (unaudited) and for the one month ended
                 December  31, 1994 and 1993 (unaudited)               7-8

                Notes to Condensed Consolidated
                 Financial Statements (unaudited)                      9-13

      Item 2.   Management's Discussion and Analysis
                 of Financial Condition and Results
                 of Operations                                        14-19

Part II. OTHER INFORMATION

      Item 1.   Legal Proceedings                                      20

      Item 6.   Exhibits and Reports on Form 8-K                       21

Carrington Laboratories, Inc., and Subsidiaries
- --------------------------------------------------------------------------------



                        PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements


Condensed Consolidated Balance Sheets

                                       March 31,    December 31,  November 30,
                                          1995          1994          1994
                                      ------------  ------------  -------------
                                      (unaudited)   (unaudited)
ASSETS

Cash and cash equivalents             $   589,025    $   464,367   $ 1,804,638

Accounts receivable, net                2,507,786      2,884,911     2,891,375

Inventories                             6,004,706      5,047,149     4,635,769

Prepaid expenses and other                424,194        538,650       641,184
                                      -----------    -----------   -----------

     Total current assets               9,525,711      8,935,077     9,972,966
                                      -----------    -----------   -----------

Property, plant and equipment, net     10,851,401      9,656,439     9,460,389

Other assets                              176,660        307,461       363,391
                                      -----------    -----------   -----------

                                      $20,553,772    $18,898,977   $19,796,746
                                      ===========    ===========   ===========

The accompanying notes are an integral part of these statements.

Carrington Laboratories, Inc., and Subsidiaries
- --------------------------------------------------------------------------------

Condensed Consolidated Balance Sheets

                                                 March 31,   December 31,  November 30,
                                                   1995          1994          1994
                                               ------------  ------------  ------------
                                               (unaudited)   (unaudited)
LIABILITIES AND SHAREHOLDERS' INVESTMENT

Current portion of long-term debt              $    218,274  $    450,395  $    649,993
Accounts payable and accrued liabilities          5,017,448     4,012,553     4,603,353
                                               ------------  ------------  ------------

      Total current liabilities                   5,235,722     4,462,948     5,253,346
                                               ------------  ------------  ------------

Long-term debt, net of current portion            3,115,175     1,997,261     2,034,563

Shareholders' Investment:

      Preferred stock                             1,167,434     1,040,634     1,040,634
      Common stock                                   73,635        73,444        73,444
      Capital in excess of par                   33,241,546    33,074,508    33,074,508
      Deficit                                   (22,105,929)  (21,576,007)  (21,505,938)
      Foreign currency translation adjustment      (173,811)     (173,811)     (173,811)
                                               ------------  ------------  ------------

      Total shareholders' investment             12,202,875    12,438,768    12,508,837
                                               ------------  ------------  ------------
                                               $ 20,553,772  $ 18,898,977  $ 19,796,746
                                               ============  ============  ============

The accompanying notes are an integral part of these statements.

Carrington Laboratories, Inc., and Subsidiaries
- --------------------------------------------------------------------------------



Condensed Consolidated Statements of Operations
(unaudited)

                                                      Three Months Ended March 31,
                                                      ---------------------------
                                                          1995           1994
                                                          ----           ----

NET SALES                                              $6,275,759     $6,072,612

COST AND EXPENSES:
   Cost of sales                                        1,639,219      1,285,971
   Selling, general and administrative                  3,576,031      3,046,319
   Research and development                             1,472,487      1,662,680
   Interest, net                                           68,454         30,882
                                                       ----------     ----------

(LOSS) INCOME BEFORE INCOME TAXES                        (480,432)        46,760
   Provisions for income taxes                             16,350         16,000
                                                       ----------     ----------

NET (LOSS) INCOME                                      $ (496,782)    $   30,760
                                                       ==========     ==========

NET (LOSS) INCOME PER COMMON AND
   COMMON EQUIVALENT SHARE                             $     (.07)    $     0.00
                                                       ==========     ==========

AVERAGE COMMON AND COMMON
   EQUIVALENT SHARES OUTSTANDING                        7,359,377      7,337,953
                                                       ==========     ==========


The accompanying notes are an integral part of these statements.

Carrington Laboratories, Inc., and Subsidiaries
- --------------------------------------------------------------------------------



Condensed Consolidated Statements of Operations
(unaudited)

                                             One Month Ended December 31,
                                             ----------------------------

                                               1994                1993
                                               ----               -----
NET SALES                                    $1,781,017        $2,316,564

COST AND EXPENSES:
    Cost of sales                               516,247           493,403
    Selling, general and administrative         984,535         1,000,998
    Research and development                    326,916           455,415
    Interest, net                                23,388             9,130
                                             ----------        ----------

(LOSS) INCOME BEFORE INCOME TAXES               (70,069)          357,618
    Provisions for income taxes                       0            30,000
                                             ----------        ----------


NET (LOSS) INCOME                            $  (70,069)       $  327,618
                                             ----------        ----------

NET (LOSS) INCOME PER COMMON AND
 COMMON EQUIVALENT SHARE                     $     (.01)       $      .04
                                             ==========        ==========

AVERAGE COMMON AND COMMON
 EQUIVALENT SHARES OUTSTANDING                7,344,390         7,336,929
                                             ==========        ==========


The accompanying notes are an integral part of these statements.

Carrington Laboratories, Inc., and Subsidiaries
- --------------------------------------------------------------------------------

Consolidated Statements of Cash Flow
(unaudited)

                                                                Three Months Ended March 31,
                                                                ----------------------------

                                                                    1995           1994
                                                                 -----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net (loss)  income                                              $  (496,782)   $   30,760
 Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation and amortization                                      327,014       298,527
 Changes in assets and liabilities:
  Decrease in receivables, net                                       377,125       551,333
  (Increase) in inventories                                         (957,558)     (872,520)
  Decrease (increase) in prepaid expenses and other                  114,456        (2,855)
  Decrease (increase)  in other assets                                72,128       (62,479)
  Increase in accounts payable and accrued liabilities               239,828       689,101
                                                                 -----------    ----------
    Net cash (used) provided by operating activities                (323,789)      631,867
                                                                 -----------    ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of property, plant and equipment, net                  (1,463,303)     (362,149)
                                                                 -----------    ----------
    Net cash used in investing activities                         (1,463,303)     (362,149)
                                                                 -----------    ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Issuances of common stock                                           167,230        12,895
 Proceeds from borrowings                                          1,794,520             0
 Debt payments                                                       (50,000)      (61,068)
    Net cash  provided (used) by financing activities              1,911,750       (48,173)
                                                                 -----------    ----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                            124,658       221,545

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                       464,367     2,527,738
                                                                 -----------    ----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                         $   589,025    $2,749,283
                                                                 ===========    ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Cash paid during the period for interest                        $    56,761    $   45,088
 Cash paid during the period for income tax                      $    12,000    $   22,447


The accompanying notes are an integral part of these statements.

Carrington Laboratories, Inc., and Subsidiaries
- -------------------------------------------------------------------------------
Consolidated Statements of Cash Flow
(unaudited)

                                                    One Month Ended December 31,
                                                    ----------------------------
                                                         1994           1993
                                                         ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net (loss) income                                  $   (70,069)    $  327,618
 Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation and amortization                         109,648         95,898
 Changes in assets and liabilities:
  Decrease (increase) in receivables, net                 6,464       (491,058)
  (Increase) in inventories                            (411,380)       (72,281)
  Decrease (increase) in prepaid expenses and other     102,534       (259,709)
  Decrease (increase) in other assets                    35,642         (1,588)
  (Decrease) in accounts payable and
   accrued liabilities                                 (641,620)      (350,872)
                                                    -----------     ----------
    Net cash (used) by operating activities            (868,781)      (751,992)
                                                    -----------     ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of property, plant and equipment, net       (285,410)       (27,612)
                                                    -----------     ----------
    Net cash used in investing activities              (285,410)       (27,612)
                                                    -----------     ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Issuances of common stock                                    0          2,188
 Debt payments                                         (186,080)       (18,243)
                                                    -----------     ----------
    Net cash (used) by financing activities            (186,080)       (16,055)
                                                    -----------     ----------

NET (DECREASE) IN CASH AND CASH EQUIVALENTS          (1,340,271)      (795,659)
                                                    -----------     ----------

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD        1,804,638      3,323,396
                                                    -----------     ----------

CASH AND CASH EQUIVALENTS, END OF PERIOD            $   464,367     $2,527,737
                                                    ===========     ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Cash paid during the period for interest           $    20,386     $   15,354
 Cash paid during the period for income tax         $         0     $        0

The accompanying notes are an integral part of these statements.

Carrington Laboratories, Inc., and Subsidiaries
- --------------------------------------------------------------------------------
Notes to Condensed Consolidated Financial Statements
(unaudited)

(1)  Condensed Consolidated Financial Statements:
     --------------------------------------------

     In February 1995, the Company and its Board of Directors decided to change its fiscal year end from November 30 to December 31.

     The condensed consolidated balance sheets as of March 31, 1995, December 31, 1994 and November 30, 1994, the condensed consolidated statements of operations and cash flows for the three month period ended March 31, 1995 and 1994 and the one month period ended December 31, 1994 and 1993 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the consolidated financial position, results of operations and cash flows at March 31, 1995 and 1994, and December 31, 1994 and 1993 and for all periods presented have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's annual report to shareholders or Form 10-K for the year ended November 30, 1994.

(2)  Inventories:
     ------------

     Inventories are recorded at the lower of first-in-first-out cost or market. The following summarizes the components of inventory at March 31, 1995, December 31, 1994 and November 30, 1994.

                                      March 31, 1995    December 31, 1994   November 30, 1994
                                      --------------    ----------------    -----------------

     Raw Materials and Supplies         $  603,000          $  796,000          $  577,000
     Work-In-Process                     3,506,000           2,778,000           2,615,000
     Finished Goods                      1,896,000           1,473,000           1,443,000
                                        ----------          ----------          ----------

     Total Inventory                    $6,005,000          $5,047,000          $4,636,000
                                        ==========          ==========          ==========

     The increase in inventory from November 30, 1994 is partially due to forecasted shipments of the Company's Manapol(TM) customer being deferred in the months of December 1994 through February 1995 until a new supply agreement was reached with this customer in March 1995 that requires minimum purchases of Manapol(TM) of 225 Kilos per month. Also

Carrington Laboratories, Inc., and Subsidiaries
- --------------------------------------------------------------------------------
Notes to Condensed Consolidated Financial Statements
(unaudited)

     contributing to the higher inventory levels were less than projected sales in the Company's wound and skin care product line in the first quarter of 1995. Production is being adjusted to reflect the higher inventory levels. The following reflects inventory levels of freeze-dried aloe vera extract, which includes Manapol(TM), included in the Company's inventory balance:

                        March 31, 1995  December 31, 1994  November 30, 1994
                        --------------  -----------------  -----------------

     Work-In-Process        $2,820,000         $2,428,000         $2,332,000
     Finished Goods            136,000            170,000                  0
                            ----------         ----------         ----------

     Total                  $2,956,000         $2,598,000         $2,332,000
                            ==========         ==========         ==========

(3)  Property, Plant and Equipment:
     ------------------------------

     Net investment in property, plant and equipment in Costa Rica as of March 31, 1995, December 31, 1994 and November 30, 1994 was $4,523,000,
     $4,797,000 and $4,822,000, respectively, of which $200,000, $257,000 and
     $277,000 represent unamortized start-up cost for the respective periods then ended.

     During the first quarter of 1994, the Company completed an evaluation of the production requirements necessary to meet all federal regulatory requirements as a fully integrated pharmaceutical manufacturer as well as the production capacity needed to meet continued sales growth. The Company will move its wound and skin care manufacturing operation from its present location to an unused portion of the Company's headquarters facility in Irving, Texas and expand it through the addition of higher capacity equipment. At the same location the Company has upgraded its capability to enable it to produce injectable grade products. In September 1994, the Company's distribution center was relocated and upgraded to a new leased facility near its headquarters. The total cost of these projects is expected to be approximately $4,500,000 of which $2,041,000, $806,000 and $590,000 had been expended through March 31, 1995, December 31, 1994 and November 30, 1994, respectively. The expected date of completion of the manufacturing relocation project is June 1995.

Carrington Laboratories, Inc., and Subsidiaries
- --------------------------------------------------------------------------------
Notes to Condensed Consolidated Financial Statements
(unaudited)


(4)  Debt:
     -----

     In June 1994, the Company entered into agreements with Texas Commerce Bank Dallas, N.A. for a $4,000,000 loan package. The $4,000,000 loan package included a $1,500,000 revolving line of credit ("Revolving Note"), a $2,000,000 revolver/term loan ("Term Loan 1") and a $500,000 term loan ("Term Loan 2"). The Revolving Note had an interest rate of prime plus .75% and matured on March 31, 1995. The Company paid a .25% commitment fee for the unused portion of the line. Term Loan 1 was a revolving line of credit until May 31, 1995, at which time all outstanding balances were to be converted to a five-year term loan. It carried an interest rate of prime plus 1% and the Company paid a facility fee of .5% of the original amount of the commitment. Term Loan 2 was a 30 month straight-line amortizing term loan effective on June 10, 1994, maturing December 31, 1996, with monthly payments beginning July 31, 1994, and had an interest rate of prime plus 1%. The Company paid a facility fee of .5% of the original principal amount of Term Loan 2. As of December 31, 1994, approximately $847,000 was outstanding under the Revolving Note and $400,000 under Term Note 2.

     Borrowings under the agreements were secured by receivables, inventory and unencumbered equipment. The Company was required to maintain earnings before depreciation, interest, taxes and amortization plus research and development expense of $7,500,000 through November 29, 1994 and $8,000,000 thereafter, a current ratio of 1.05 to 1.0 and a cash flow coverage of 1.05 to 1.0. In addition, the Company was not allowed to pay cash dividends.

     On January 30, 1995, the Company entered into an agreement with NationsBank of Texas, N.A. (the "Bank") . The agreement is composed of a $2,000,000 line of credit which expires one year from the date of the agreement and a $6,300,000 term loan that matures four years from the date of the agreement. The term loan can be drawn upon as needed for one year from the date of the agreement. The term loan is payable in equal quarterly installments of $250,000 beginning March 31, 1995 with the final installment being January 30, 1999 when the unpaid balance is due. The interest rate on both credit facilities is the Company's choice of prime plus .5% or 30, 60, 90, 180 day reserve adjusted LIBOR (London Interbank Offering Rate) plus 2%. The Company paid a commitment fee of $31,500 on the closing date. In February, the Bank waived the requirement that the Costa

Carrington Laboratories, Inc., and Subsidiaries
- --------------------------------------------------------------------------------
Notes to Condensed Consolidated Financial Statements
(unaudited)


     Rica assets be pledged to secure the term loan. The Company agreed to pay an additional commitment fee of $31,500 at that time. $1,900,000 of the proceeds was used to pay off all of the outstanding balances on the Revolving Note, Term Loan 1 and Term Loan 2 due to Texas Commerce Bank Dallas, N.A. and $1,827,000 was used to pay off the outstanding balance on the mortgage on the Company's headquarters building in Irving, Texas. $1,500,000 of the term loan will be used to provide a letter of credit to a supplier. The remaining proceeds will be used to fund planned capital expenditures, planned research projects, and other operating needs. As of March 31, 1995, $1,905,000 was outstanding under the line of credit and $2,977,000 was outstanding under the term loan. The interest rate on the borrowings ranged from 8.09% to 8.125% between the date of closing and March 31, 1995.

     The borrowings under the agreement are secured by the Company's assets in the United States. The Company is required to maintain a consolidated tangible net worth of $12,000,000 through November 29, 1995; $13,750,000 thereafter through November 29, 1996; $15,250,000 thereafter through November 29, 1997; and $16,750,000 thereafter. Also, the Company can not permit the ratio of its consolidated total liabilities to consolidated tangible net worth to exceed 1.0 to 1.0 at any time, the ratio of the sum of pretax net income plus interest expense plus lease expense to fixed charges (interest expense and lease expense) to be less than 1.75 to 1.0 or capital expenditures to exceed $6,500,000 from the date of the agreement to December 31, 1995 or $2,000,000 per year for the calendar years thereafter. In addition, the Company may not pay cash dividends.

(5)  Shareholders' Investment:
     -------------------------

     Options - In December 1994, the Company granted to an employee under the Company's 1985 Stock Option Plan an nonqualified option to purchase 8,000 shares of the Company's common stock at a price of $8.375, which was the market price of the stock at the date of the grant. In January 1995, the Company granted to among 91 employees nonqualified options under the Company's 1985 Stock Option Plan to purchase an aggregate of 172,550 shares of the Company's common stock at a price of $11.125, which was the market price of the stock at the date of the grants. Also, in January 1995, the Company granted to an employee under the Company's 1985 Stock Option Plan nonqualified options to purchase 30,000 shares of the Company's common stock at the price of $12.50, which was the market price at the date of the grant. None of the options granted are exercisable at this time. Each option will become exercisable for 25% of its shares after one year, 50% after two years, 75% after three years and 100% after four years from the applicable date of grant. Each of these options will expire 10 years from its date of grant.

Carrington Laboratories, Inc., and Subsidiaries
- --------------------------------------------------------------------------------
Notes to Condensed Consolidated Financial Statements
(unaudited)


     Employee Stock Purchase Plan - On October 29, 1992, the Company adopted an Employee Stock Purchase Plan (the "Plan") under which eligible employees are granted the opportunity to purchase shares of the Company's common stock. Under the Plan, employees may purchase common stock at a price equal to the lesser of 85% of the market price of the Company's common stock on January 1 (or in the first year of participation, July 1 if participation begins on such date) or 85% of the market price on the last business day of the month. The Plan provides for the grant of rights to employees to purchase a maximum of 500,000 shares of common stock of the Company. Under the Plan, 19,325 of shares have been purchased by employees at prices ranging from $7.23 to $11.37 per share through March 31, 1995.

(6)  Private Placement:
     ------------------

     On April 5, 1995, the Company completed a self-directed private placement of 300,000 shares of common stock at a price of $10 per share. The average of the high and low sale prices of the Company's common stock on the NASDAQ National Market on the day of the placement was $10.69 per share. The total proceeds from the offering were $3,000,000. In connection with the private placement, the Company agreed to use its best efforts to file a registration statement with the Securities and Exchange Commission, within 90 days after the closing of the placement, covering the resale of the shares. Proceeds from the placement will go towards planned capital expenditures, research and development expenditures, the payment of bank debt and other operating needs.

Carrington Laboratories, Inc., and Subsidiaries
- --------------------------------------------------------------------------------


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Background

The Company is a research-based pharmaceutical and medical device company engaged in the development, manufacturing and marketing of carbohydrate-based therapeutics for the treatment of major illnesses and the dressing and management of wounds and other skin conditions. The Company sells nonprescription products through its wound and skin care division, veterinary medical devices and pharmaceutical products through its veterinary medical division and consumer products through its consumer products subsidiary, Caraloe, Inc. The Company's research and product portfolio are based on complex carbohydrate technology derived naturally from the Aloe vera plant. In February 1995, the Company and its Board of Directors decided to change its fiscal year end from November 30 to December 31.

Liquidity and Capital Resources

At March 31, 1995 and November 30, 1994, the Company held cash and cash equivalents of $589,000 and $1,805,000, respectively. The decrease in cash of $1,216,000 from November 30, 1994 to March 31, 1995 was attributable to capital expenditures of $1,749,000 and to increased inventory of $1,369,000. These expenditures were also funded by $1,795,000 of additional borrowings. $1,451,000 of the capital expenditures relate to the construction at the Company's headquarters in Irving, Texas and the relocation of its manufacturing facility from a leased site to an unused portion of its headquarters.

The increase in inventory partially results from deferring forecasted shipments of bulk Manapol(TM) to the Company's bulk Manapol(TM) customer in the months of December 1994 through February 1995 while negotiations with the customer were taking place. In March 1995, new agreements were reached with this customer and shipments resumed. In addition, the Company's wound and skin care sales were less than projected during this period, resulting in higher than expected inventory levels. An increase in inventory was planned during this time to meet sales requirements during the period when the manufacturing operation will be relocating. Manufacturing was substantially curtailed in late April in preparation for the move. The Company expects production to begin at its headquarters location by the middle of June, with finished products available for shipment in July. Between December 1, 1994 and March 31, 1995, the Company received from an independent supplier four shipments of a new product intended for the hospital market and having a cost to the Company of approximately $270,000. The plan launch of the product, which has a shelf life of two years, has been delayed pending the Company's reevaluation of the product's integrity and its market strategy. As of the date of this report, the Company believes that its investment in this product is realizable. The Company regularly evaluates its inventory levels and adjusts production levels at both its Costa Rica plant, where the bulk freeze-dried aloe vera extract is manufactured, and at its U.S. plant to meet anticipated demand.

Carrington Laboratories, Inc., and Subsidiaries
- --------------------------------------------------------------------------------


Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


In January 1995, the Company entered into an agreement with NationsBank of Texas, N.A. for a $2,000,000 line of credit and a $6,300,000 term loan (see Note
4). This agreement increased the Company's available borrowing capacity by over $3,000,000. As of March 31, 1995, the Company had available $3,148,000 under the line of credit and term loan. In addition to increasing the Company's credit capacity, the agreement lowered the interest rate that the Company has to pay on its outstanding debt by over one percent. Proceeds from the term loan will be used to fund planned capital expenditures, a letter of credit required by a supplier which was funded in May 1995, as discussed below, and planned research projects. The line of credit will be used for operating needs, as required.

In February 1995, the Company entered into a supply agreement with its supplier of freeze dried products. The agreement required that the Company establish a $1,500,000 letter of credit. Proceeds from the term loan with NationsBank will be used to fund this letter of credit. The contract also requires the Company to accept minimum monthly shipments of $30,000 and to purchase a minimum of $2,500,000 worth of product over a period of five years.

On April 5, 1995, the Company completed a self-directed private placement of 300,000 shares of common stock at a price of $10 per share (see Note 6). The total proceeds from this offering were $3,000,000. Of these proceeds, $1,919,000 was used to pay off the outstanding balance and related interest on the Company's line of credit with NationsBank. Additionally, $170,000 was used to pay off debt related to the Company's Costa Rica operations which bore an interest rate of 10.875%. Remaining proceeds will be used to fund capital expenditures, research projects, or other operating needs.

During February 1995 through April 1995, 33 employees and one director exercised options for 80,240 shares of common stock, of which 71,690 shares were purchased in April 1995. The option prices ranged from $6.25 to $12.75. A total of $777,000 was raised by the Company through the exercise of these options. The Company expects more options to be exercised by employees and directors during May, as several options are due to expire during May that have exercise prices that are less than the common stock current market value.

During the first quarter of 1994, the Company completed an evaluation of the production requirements necessary to meet all federal regulatory requirements as a fully integrated pharmaceutical manufacturer, as well as the production capacity needed to meet continued sales growth. The Company will move its wound and skin care manufacturing operation from its present location to an unused portion of the Company's headquarters facility in Irving, Texas and expand it through the addition of higher capacity equipment. At the same location the Company has upgraded its capability to enable it to produce injectable grade products. In September 1994, the Company's distribution center was relocated and upgraded to a new leased facility near its headquarters. The total cost of these projects is expected to be approximately $4,500,000, of which

Carrington Laboratories, Inc., and Subsidiaries
- --------------------------------------------------------------------------------


$2,041,000 had been expended through March 31, 1995.

The Company expects to begin at least one large scale clinical trial for the testing of its CARN 1000 oral capsules for the treatment of acute flare-ups of ulcerative colitis during the third quarter of 1995. If the Company receives FDA clearance, it may run two large scale trials for ulcerative colitis concurrently. The Company estimates that the cost of each clinical trial will be approximately $2,000,000, with 20% being required as an up front payment. As of the date of this report no contracts have been signed with any clinical research organization to perform these trials.

The Company believes that its cash resources, including available cash, bank line of credit and term loan agreement (see Note 4 to the condensed consolidated financial statements) and expected revenues from sales of wound and skin care, veterinary and consumer products will provide the funds necessary to finance its current operations and complete its budgeted capital expenditures. The Company does not expect that these cash resources will be sufficient to finance the major clinical studies necessary to develop its products to their full commercial potential. Additional funds therefore may have to be raised through equity offerings, borrowings, licensing arrangements, or other means.

The Company is subject to regulation by numerous governmental authorities in the United States and other countries. Certain of the Company's proposed products will require governmental approval prior to commercial use. The approval process applicable to prescription pharmaceutical products usually takes several years and typically requires substantial expenditures. The Company and any licensees may encounter significant delays or excessive costs in their respective efforts to secure necessary approvals. Future United States or foreign legislative or administrative acts could also prevent or delay regulatory approval of the Company's or any licensees' products. Failure to obtain requisite governmental approvals or failure to obtain approvals of the scope requested could delay or preclude the Company or any licensees from marketing their products, or could limit the commercial use of the products, and thereby have a material adverse effect on the Company's liquidity and financial condition.

At March 31, 1995, the Company had no material capital commitments other than its promissory notes, leases and projects described above.


Impact of Inflation

The Company does not believe that inflation has had a material impact on its results of operations.

Carrington Laboratories, Inc., and Subsidiaries
- --------------------------------------------------------------------------------


Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

December 1994 Compared with December 1993

Net sales were $1,781,000 in December 1994, compared with $2,317,000 in the same month in 1993. This decrease of $536,000, or 23.1%, resulted from a $552,000, or 24.2%, decrease in sales of wound and skin care products. In December 1993, the Company announced a price increase for its wound and skin care line that went into effect in January 1994. This resulted in the Company's customers placing larger than normal orders in December 1993. Because of the large orders prior to the price increase, total sales of wound and skin care products during December 1993 were the largest ever recorded for any month in the Company's history, including any month from that time through the date of this report. Sales of the Company's veterinary products were $18,000 in December 1994 compared with $17,000 in December 1993. Sales of Caraloe Inc., the Company's consumer products subsidiary, grew from $21,000 in December 1993 to $36,000 in December 1994.

Cost of sales increased to $516,000 from $493,000, or 5%. As a percentage of sales, cost of sales increased from 21.3% to 29%. In December 1994, the Company wrote off approximately $35,000 of inventory that had been previously identified as not usable and reserved. The Company decided not to reverse the corresponding reserve at the time of the write-off. Over the past year the Company has been experiencing price increases from some of its suppliers. These price increases have resulted in approximately a 2% increase in cost of sales as a percent of sales. The Company is currently negotiating with all of its major suppliers in an effort to reduce costs. In addition, in December 1993, approximately $20,000 of favorable manufacturing variances partially offset cost of sales.

Selling, general and administrative expenses decreased to $985,000 from $1,001,000, or 2%. Selling expense decreased by $218,000 due to reduced salaries and related benefits because of open positions. The sales force was fully staffed in December 1993. A $19,000 increase in general and administrative expenses was primarily attributable to increased personnel.

Research and development expenses decreased to $327,000, from $455,000, or 28%. This decrease was primarily attributable to deferring clinical studies while the Company is upgrading its manufacturing facilities to meet new product specification requirements and defining product formulations for the products to be used in clinical trials. The Company expects to begin its large scale clinical trial of CARN 1000 for the treatment of acute flare-ups of ulcerative colitis in the third quarter of 1995. Also, expenses associated with the Company's subsidiary in Belgium have previously been reflected in research and development expense. Since the Company is not currently performing any studies in Europe, it was decided that costs associated with the Belgium operation more accurately reflected selling expense. Starting in December 1994, Belgium costs were included in selling, general and administrative expenses.

Net interest costs increased to $23,000 from $9,000, or 156%, due to increased borrowings.

Carrington Laboratories, Inc., and Subsidiaries
- --------------------------------------------------------------------------------

Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

First Three Months of 1995 Compared with First Three Months of 1994

Net sales were $6,276,000 in the first three months of 1995 compared with $6,073,000 in the same period last year. This increase of $203,000, or 3.3%, resulted from a $348,000, or 424%, increase in sales of Caraloe, Inc. $285,000 of this is related to the sale of bulk Manapol(TM), which the Company began selling in May 1994. Sales of the Company's wound and skin care products decreased to $5,791,000 from $5,954,000, or 2.7%. In the past year, the Company's competitors have been actively pursuing the Company's customers with lower priced products. The Company is addressing this competition by developing new products to allow the Company's customers to do "one stop shopping" for the treatment of wounds, doing research to obtain FDA clearance for product claims and reevaluating the pricing of the Company's products. The Company expects sales in the wound and skin care product line to be relatively flat for the next eight to ten months. The Company's new freeze dried products are expected to be launched in the fourth quarter of 1995. Sales of veterinary products decreased to $43,000 from $61,000, or 30%, because no royalty payments were received for the Company's vaccine adjuvant.

Cost of sales increased to $1,639,000 from $1,286,000, or 27%. As a percentage of sales, cost of sales increased to 26.1% from 21.2%. This increase is primarily attributable to bulk Manapol(TM) which has a substantially lower margin as compared to the Company's wound and skin care products. In addition, over the past year the Company has been experiencing price increases from some of its suppliers. These price increases have resulted in approximately a 2% increase in cost of sales as a percent of sales. The Company is currently negotiating with all of its major suppliers in an effort to reduce costs.

Selling, general and administrative expenses increased to $3,576,000 from $3,046,000, or 17%. Selling expenses decreased $246,000, which is attributable to lower commissions paid to field sales representatives due to lower than projected sales, reduce travel expenses and lower product literature costs. A $776,000 increase in general and administrative expenses was primarily attributable to a $188,000 charge relating to the severance agreement of the Company's President who retired in March 1995 whom the Company agreed to pay until the end of his contract in December 1995; $199,000 of increased legal expenses that includes $130,000 paid to settle certain lawsuits; $70,000 of debt refinancing costs which related to terminated debt agreements; and increases in personnel related costs.

Research and development expenses decreased to $1,472,000, from $1,663,000, or 11%. Included in 1995 costs are $346,000 of charges relating to severance agreements. The decrease in research and development expenses was primarily attributable to deferring clinical studies while the Company is upgrading its manufacturing facilities to meet new product specification requirements and defining product formulations for the products to be used in clinical trials. The Company expects to begin its large scale clinical trial of CARN 1000 for the treatment of acute flare-ups of ulcerative colitis in the third quarter of 1995. Also, expenses associated with the Company's subsidiary in Belgium have previously been reflected in research and development expense. Since the Company is not

Carrington Laboratories, Inc., and Subsidiaries
- --------------------------------------------------------------------------------


Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


currently performing any studies in Europe, it was decided that costs associated with the Belgium operation more accurately reflected selling expense. Starting in December 1994, Belgium costs were included in selling, general and administrative expenses.

Net interest costs increased to $68,000 from $31,000, or 119%, due to increased borrowings.

Carrington Laboratories, Inc., and Subsidiaries
- --------------------------------------------------------------------------------


                                    Part II.


Item 1.  Legal Proceedings

         In May 1994, the Company received a federal documents subpoena from the Office of Inspector General of the United States Department of Health and Human Services relating to an investigation of possible abuses under the Medicare and Medicaid reimbursement programs. The subpoena requested documentation relating to numerous parties, including the Company and former employees. The Company is cooperating fully with the government in its investigation and is confident that the Company is not and no current employees are engaged in any improper activities. The Company has conducted an internal review to determine the extent of the involvement of any former employees. The Company, having fully complied with the civil subpoena, does not anticipate any further response on its part but has indicated a willingness to assist the government in any way that the Company deems reasonably possible and appropriate.

         Based upon the Company's internal review, the Company filed suit on June 16, 1994 against MPM Medical, Inc., Jerry Pyle, Paul Miller and John Maverick (Case No. 94-6032) in the 101st District Court of Dallas County, Texas. Jerry Pyle, Paul Miller and John Maverick are former employees of the Company. The Company has alleged that the former employees named in the lawsuit engaged in activities that defrauded the Company in connection with the Company's sales of various products covered by the Medicare and Medicaid programs, thereby breaching fiduciary and other duties owed to the Company by the individual defendants. The Company is seeking resolution of any damages incurred by the Company in connection with the alleged activities.

Carrington Laboratories, Inc., and Subsidiaries
- --------------------------------------------------------------------------------


Item 6.   Exhibits and Reports on Form 8-K

          a.   Exhibits
               11.1 Computation of Net Income Per Common and Common
                    Equivalent Share

          b.   Reports on Form 8-K
               No report on Form 8-K was filed by the Company during the month of December 1994. On February 23, 1995, the Company filed a report on Form 8-K dated February 21, 1995, reporting under Item 8 thereof a change in its fiscal year end that was authorized by its Board of Directors on February 9, 1995.

Carrington Laboratories, Inc., and Subsidiaries
- --------------------------------------------------------------------------------


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          CARRINGTON LABORATORIES, INC.
                                          -----------------------------
                                                   (Registrant)


Date       May 12, 1995                   By  /s/ Carlton E. Turner
    -------------------                     ---------------------------
                                                  Carlton E. Turner,
                                                      President


Date       May 12, 1995                   By  /s/ Christopher S. Record
    -------------------                     ---------------------------
                                                  Christopher S. Record,
                                                      Vice President
                                                (Chief Financial Officer)

Carrington Laboratories, Inc., and Subsidiaries
- --------------------------------------------------------------------------------


                               INDEX TO EXHIBITS


                                                                    Sequentially
     Exhibit                                                          Numbered
     Number                          Exhibit                            Page
    --------           --------------------------------             ------------


     11.1              Computation of Net Income Per Common              24
                       and Common Equivalent Share.