Form 10-Q
period 1995-06-30
CARRINGTON LABORATORIES INC /TX/
filed 1995-08-14
CIK 718007

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   Form 10-Q

(Mark One)
(   X   )
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended                 June 30, 1995
                              --------------------------------------------------

                                       OR
(       )
               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to
                               --------------------    -------------------------
Commission file number                             0-11997
                       ---------------------------------------------------------

                         CARRINGTON LABORATORIES, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Texas                                         75-1435663
-------------------------------            ------------------------------------

(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

                  2001 Walnut Hill Lane, Irving, Texas  75038
--------------------------------------------------------------------------------
             (Address of principal executive offices and Zip Code)

                                 214-518-1300
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


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

Yes       X          No
    -------------       -------------

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes                  No
    -------------       -------------

                     APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.
8,162,900 shares of Common Stock, $.01 par value were outstanding at July 31,
-----------------------------------------------------------------------------
1995.
-----

Carrington Laboratories, Inc., and Subsidiaries
-----------------------------------------------

                                     INDEX

                                                                     Page Number
                                                                     -----------

Part I.  FINANCIAL INFORMATION

          Item 1.    Financial Statements
                     Condensed Consolidated Balance
                      Sheets at June 30,1995 (unaudited)
                      and November 30, 1994                               3-4

                     Condensed Consolidated Statements
                      of Operations for the three and
                      six months ended June 30, 1995
                      and 1994 (unaudited).                                 5

                     Consolidated Statements of Cash
                      Flows for the three and six months
                      ended June 30, 1995 and 1994
                      (unaudited).                                          6

                     Notes to Condensed Consolidated
                      Financial Statements (unaudited)                   7-11

          Item 2.    Management's Discussion and Analysis
                      of Financial Condition and Results
                      of Operations                                     12-16

Part II. OTHER INFORMATION

          Item 1.    Legal Proceedings                                     17

          Item 4.    Submission of Matter to a Vote of
                      Security Holders                                     17

          Item 6.    Exhibits and Reports on Form 8-K                      18

Carrington Laboratories, Inc., and Subsidiaries
-----------------------------------------------

                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets

                                        June 30,    November 30,
                                          1995          1994
                                      ------------  ------------
                                      (unaudited)
ASSETS

Cash and cash equivalents             $ 1,847,932    $ 1,804,638

Accounts receivable, net                2,559,160      2,891,375

Inventories                             6,013,669      4,635,769

Prepaid expenses and other                487,758        641,184
                                      -----------    -----------

            Total current assets       10,908,519      9,972,966
                                      -----------    -----------

Property, plant and equipment, net     12,540,271      9,460,389

Other assets                               83,595        363,391
                                      -----------    -----------

                                      $23,532,385    $19,796,746
                                      ===========    ===========

The accompanying notes are an integral part of these statements.

Carrington Laboratories, Inc., and Subsidiaries
-----------------------------------------------

Condensed Consolidated Balance Sheets

                                                      June 30,     November 30,
                                                        1995           1994
                                                    -------------  ------------
                                                    (unaudited)
LIABILITIES AND SHAREHOLDER'S INVESTMENT

Current portion of long-term debt                   $     46,723   $    649,993

Accounts payable and accrued liabilities               3,241,327      4,603,353
                                                    ------------   ------------

         Total current liabilities                     3,288,050      5,253,346
                                                    ------------   ------------

Long-term debt, net of current portion                 3,088,703      2,034,563

Shareholders' Investment:

          Preferred stock                              1,167,434      1,040,634

          Common stock                                    79,876         73,444

          Capital in excess of par                    38,510,410     33,074,508

          Deficit                                    (22,428,277)   (21,505,938)

          Foreign currency translation adjustment       (173,811)      (173,811)
                                                    ------------   ------------
          Total shareholders' investment              17,155,632     12,508,837
                                                    ------------   ------------

                                                      23,532,385   $ 19,796,746
                                                    ============   ============

The accompanying notes are an integral part of these statements.

Carrington Laboratories, Inc., and Subsidiaries
-----------------------------------------------

Condensed Consolidated Statements of Operations
(unaudited)

                                Three Months Ended June 30,       Six Months Ended June 30,
                                     1995          1994             1995           1994
                                  ----------     ----------     -----------    ------------
NET SALES                         $6,407,881     $6,143,155     $12,683,638     $12,215,767

COST AND EXPENSES:
  Cost of sales                    2,076,220      1,565,104       3,715,441       2,851,075
  Selling, general and
   administrative                  3,262,293      2,914,385       6,866,711       5,960,704
  Research and development         1,305,232      1,012,869       2,749,332       2,675,549
  Interest, net                       50,691         31,354         119,144          62,236
                                  ----------     ----------     -----------     -----------

(LOSS) INCOME BEFORE INCOME TAXES   (286,555)       619,443        (766,990)        666,203
  Provisions for income taxes              0         55,900          16,350          71,900
                                  ----------     ----------     -----------     -----------

NET (LOSS) INCOME                   (286,555)       563,543        (783,340)        594,303
                                  ----------     ----------     -----------     -----------

NET (LOSS) INCOME PER COMMON AND
  COMMON EQUIVALENT SHARE         $     (.04)    $      .07     $      (.11)    $       .07

WT AVERAGE COMMON AND COMMON
  EQUIVALENT SHARES                7,884,046      7,340,432       7,621,712       7,339,192
                                  ==========     ==========     ===========     ===========

The accompanying notes are an integral part of these statements.

Carrington Laboratories, Inc., and Subsidiaries
-----------------------------------------------

Condensed Statements of Cash Flow
(unaudited)

                                                            Three Months Ended June 30,       Six Months Ended June 30,
                                                              1995              1994            1995              1994
                                                           -----------       ----------      ----------        -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) income                                        $  (286,555)      $  563,542      $  (783,339)      $   594,303
  Adjustments to reconcile net
  income to net cash provided by
  operating activities:
     Depreciation and amortization                             302,756          306,865          629,780           605,382
  Changes in assets and liabilities:
     Decrease  (increase) in
      receivables, net                                         (51,375)        (199,566)         325,750           351,767
     (Increase)  decrease in inventories                        (8,963)        (327,791)        (966,521)       (1,200,311)
     Decrease (increase) in prepaid
      expenses and other                                       (63,564)         (85,295)         (50,892)          (88,150)
     Decrease (increase) in
      other assets                                              49,811         (283,552)         121,932          (346,024)
     Increase (decrease) in accounts
      payable and accrued liabilities                           93,347         (272,449)         333,175           416,652
                                                           -----------       ----------      -----------       -----------
        Net cash (used) by operating activities                 35,457         (298,246)        (288,331)          333,619
                                                           -----------       ----------      -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of proeprty, plant and equipment, net           (1,948,374)        (786,817)      (3,411,677)       (1,148,966)
                                                           -----------       ----------      -----------       -----------
        Net cash used by financing activities:              (1,948,374)        (786,817)      (3,411,677)       (1,148,966)
                                                           -----------       ----------      -----------       -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuances of                                               5,275,105           30,588        5,442,335            43,483
   common stock
  Proceeds from  borrowings                                          0                0        5,510,017                 0
  Repayment of Debt                                         (2,055,154)               0       (5,782,227)                0
  Debt payments                                                (48,127)        (163,555)         (86,552)         (224,623)
                                                           -----------       ----------      -----------       -----------
        Net cash (used) by financing activities              3,171,824         (132,967)       5,083,573          (181,140)
                                                           -----------       ----------      -----------       -----------

NET (DECREASE) IN CASH AND CASH EQUIVALENTS                  1,258,907       (1,218,030)       1,383,565          (996,487)
                                                           -----------       ----------      -----------       -----------
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                 589,025        2,749,281          464,367         2,527,738
                                                           -----------       ----------      -----------       -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD                   $ 1,847,932      $ 1,531,251      $ 1,847,932       $ 1,531,251
                                                           ===========      ===========      ===========       ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for interest                 $   101,559      $    46,024      $   162,617       $    91,112
  Cash paid during the period for income tax               $    12,000      $    10,120      $    12,000       $    22,120

The accompanying notes are an integral part of these statements.

Carrington Laboratories, Inc., and Subsidiaries
-----------------------------------------------

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
----------------------------------------------------
(unaudited)

(1)  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

     In February 1995, the Company and its Board of Directors decided to change its fiscal year end from November 30 to December 31.

     The condensed consolidated balance sheets as of June 30, 1995 and November 30, 1994, the condensed consolidated statements of operations and cash flows for the three months and six months period ended June 30, 1995 and 1994 have been prepared by the Company without audit (except period ending November 30, 1994). In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the consolidated financial position, results of operations and cash flows at June 30, 1995 and for all periods presented have been made.

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

(2)  INVENTORIES:

     Inventories are recorded at the lower of first-in-first-out cost or market. The following summarizes the components of inventory at June 30, 1995 and November 30, 1994.

                                         June 30, 1995    November 30, 1994
                                         -------------    -----------------

        Raw Materials and supplies         $  659,000          $  577,000

        Work-In-Progress                    3,877,000           2,615,000

        Finished Goods                      1,478,000           1,444,000
                                           ----------          ----------

        Total Inventory                    $6,014,000          $4,636,000


Carrington Laboratories, Inc., and Subsidiaries
-----------------------------------------------

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
----------------------------------------------------
(unaudited)

     Contributing to the higher inventory levels were less than projected sales in the Company's wound and skin care product line during the first and second quarter of 1995. Also contributing to the higher inventory levels was production scale-up due to the temporary shutdown and relocation of the manufacturing plant to its new location in Irving, Texas. The following reflects inventory levels of freeze-dried aloe vera extract included in the Company's inventory balance:

                                        June 30, 1995     November 30,1994
                                       --------------     ----------------

              Work-In-Progress            $3,374,000         $2,332,000
              Finished Goods                 215,000                  0
                                          ----------         ----------

              Total                       $3,589,000         $2,332,000


(3)  PROPERTY, PLANT AND EQUIPMENT:

     Net investment in property, plant and equipment in Costa Rica as of June 30, 1995 and November 30, 1994 was $4,478,000 and $4,822,000, respectively, of which $158,000 and $277,000 represent unamortized start-up cost for the respective periods then ended.

     As of June 30, 1995, the Company substantially completed the manufacturing and distribution relocation project started during the first quarter of 1994. This project involved the physical relocation of its manufacturing facility in Dallas to its new location in an unused portion of the Company's corporate headquarter facility in Irving, Texas. The new facility will meet all federal regulatory requirements as a fully integrated pharmaceutical manufacturer as well as the production capacity needed to meet continued sales growth. At the same location the Company has upgraded its capability to enable it to produce injectable grade products. The total cost expended on the relocation project through June 30, 1995 and November 30, 1994 was $3,803,000 and $590,000, respectfully.

Carrington Laboratories, Inc., and Subsidiaries
-----------------------------------------------

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
----------------------------------------------------
(unaudited)

(4)  DEBT:

     On January 30, 1995, the Company entered into an agreement with NationsBank of Texas, N.A. (the "Bank"). The agreement is composed of a $2,000,000 line of credit which expires one year from the date of the agreement and a $6,300,000 term loan that matures four years from the date of the agreement. The term loan can be drawn upon as needed for one year from the date of the agreement. The term loan is payable in equal quarterly installments of $250,000 beginning March 31, 1995 with the final installment being January 30, 1999 when the unpaid balance is due. The interest rate on both credit facilities is the Company's choice of prime plus .5% or 30, 60, 90, 180 day reserve adjusted LIBOR (London Interbank Offering Rate) plus 2%. The Company paid a commitment fee of $31,500 on the closing date. In February, the Bank waived the requirement that the Costa Rica assets be pledged to secure the term loan. The Company agreed to pay an additional commitment fee of $31,500 at that time. $1,900,000 of the proceeds was used to pay off all of the outstanding balances on notes due to Texas Commerce Bank Dallas, N.A. and $1,827,000 was used to pay off the outstanding balance on the mortgage on the Company's headquarters building in Irving, Texas. Of the term loan, $1,500,000 was carved out to provide a letter of credit to a supplier. The letter of credit did not increase long-term debt but reduced the amount available to borrow under the term loan. The remaining proceeds will be used to fund planned capital expenditures, planned research projects, and other operating needs. As of June 30, 1995, no amounts were outstanding under the line of credit and $2,977,000 was outstanding under the term loan. The interest rate on the borrowings ranged from 8.09% to 8.125% between the date of closing and June 30, 1995.

     The borrowings under the agreement are secured by the Company's assets in the United States. The Company is required to maintain a consolidated tangible net worth of $12,000,000 through November 29, 1995; $13,750,000 thereafter through November 29, 1996; $15,250,000 thereafter through November 29, 1997; and $16,750,000 thereafter. Also, the Company can not permit the ratio of its consolidated total liabilities to consolidated tangible net worth to exceed 1.0 to 1.0 at any time; the ratio of the sum of pretax net income plus unusual charges (severance, extraordinary legal fees and debt refinancing costs related to terminated debt agreements) plus interest expense plus lease expense to fixed charges (interest expense and lease expense) to be less than 1.75 to 1.0; or capital expenditures to exceed $6,500,000 from the date of the agreement to December 31, 1995 or $2,000,000 per year for the calendar years thereafter. In addition, the Company

Carrington Laboratories, Inc., and Subsidiaries
-----------------------------------------------

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
----------------------------------------------------
(unaudited)

     may not pay cash dividends.

(5)  SHAREHOLDERS' INVESTMENT:

     OPTIONS - As of June 30, 1995, 862,752 nonqualified options to purchase shares of common stock remain outstanding. Option prices range from $6.25 to $20.12 per share. During the second quarter 1995, options for 217,554 shares of common stock were exercised at a price of $6.25 to $14.25 per share.

     In April 1995, the Company granted to three employees under the Company's 1995 Stock Option Plan nonqualified options to purchase 33,000 shares of the Company's common stock at a price of $18.625, which was the market price at the date of the grant. Each option will become exercisable for 25% of its shares after one year, 50% after two years, 75% after three years and 100% after four years from the applicable date of grant. Each of these options will expire 10 years from its date of grant.

     EMPLOYEE STOCK PURCHASE PLAN - On October 29, 1992, the Company adopted an Employee Stock Purchase Plan (the "Plan") under which eligible employees are granted the opportunity to purchase shares of the Company's common stock. Under the Plan, employees may purchase common stock at a price equal to the lesser of 85% of the market price of the Company's common stock on January 1 (or in the first year of participation, July 1 if participation begins on such date) or 85% of the market price on the last business day of the month. The Plan provides for the grant of rights to employees to purchase a maximum of 500,000 shares of common stock of the Company. Under the Plan, 27,419 shares have been purchased by employees at prices ranging from $7.23 to $11.37 per share through June 30, 1995.

(6)  PRIVATE PLACEMENT:

     On April 5, 1995, the Company completed a self-directed private placement of 300,000 shares of common stock at a price of $10 per share. The average of the high and low sale prices of the Company's common stock on the NASDAQ National Market on the day of the placement was $10.69 per share. The total proceeds from the offering were $3,000,000. In connection with the private placement, the Company agreed to use its best efforts to file a registration statement with the Securities and Exchange Commission, within 90 days after the closing of the placement, covering the resale of the shares. Of the proceeds, $1,919,000 was used to pay off the outstanding balance and related interest on the Company's line of credit with NationsBank. Additionally, $150,000 was used to pay off debt related to the Company's Costa Rica operations. The remaining proceeds are being used to fund capital expenditures, research projects and other operating needs.

Carrington Laboratories, Inc., and Subsidiaries
-----------------------------------------------

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
----------------------------------------------------
(unaudited)

     On July 11, 1995, the shares related to the private placement were registered for resale with the Securities Exchange Commission.

Carrington Laboratories, Inc., and Subsidiaries
-----------------------------------------------

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

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1995 and November 30, 1994, the Company held cash and cash equivalents of $1,848,000 and $1,805,000, respectively. The increase in cash of $43,000 from November 30, 1994 to June 30, 1995 was attributable to the issuance of common stock through either the private placement (see Note 6) or the exercise of options (see Note 5) that resulted in an additional $5,442,000 of cash. The cash raised through the sale of common stock was used for capital expenditures of $3,697,000 and to increase inventory by $1,378,000. Prior to the private placement, these expenditures were funded using the Company's line of credit with NationsBank. Subsequent to the private placement, the line of credit was paid off and no additional borrowings have occurred. The capital expenditures mainly related to the construction at the Company's headquarters in Irving, Texas and the relocation of its manufacturing facility from a leased site to an unused portion of its headquarters.


An increase in inventory was planned during this time frame to meet sales requirements during the period the manufacturing operations were relocating. However, less than forecasted sales of the Company's bulk Aloe Vera products and less than projected sales in the Company's wound and skin care sales this period, resulted in higher than expected inventory levels. The Company regularly evaluates its inventory levels and adjusts production levels at both its Costa Rica plant, where the bulk freeze-dried aloe vera extract is manufactured and at its U.S. plant to meet anticipated demand.

In January 1995, the Company entered into an agreement with NationsBank of Texas, N.A. for a $2,000,000 line of credit and a $6,300,000 term loan (see Note
4). This agreement increased the Company's available borrowing capacity by over $3,000,000. As of June 30, 1995, the Company had available $2,000,000 under the line of credit and $1,323,000 under the term loan. In addition to increasing the Company's credit capacity, the agreement lowered the interest rate that the Company has to pay on its outstanding debt by over one percent. Proceeds from the term

Carrington Laboratories, Inc., and Subsidiaries
-----------------------------------------------


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

loan were used to fund planned capital expenditures, a letter of credit required by a supplier, as discussed below, and planned research projects. The line of credit will be used for operating needs, as required.

In February 1995, the Company entered into a supply agreement with its supplier of freeze dried products. The agreement required that the Company establish a $1,500,000 letter of credit. Proceeds from the term loan with NationsBank was used to fund this letter of credit. The funding of the letter of credit reduces the amount that the Company can borrow under the term loan but does not increase the Company's debt unless the letter of credit is utilized by the supplier. As of August 12, 1995, the supplier has not made a presentation for payment under the letter of credit. The contract also requires the Company to accept minimum monthly shipments of $30,000 and to purchase a minimum of $2,500,000 worth of product over a period of five years.

On April 5, 1995, the Company completed a self-directed private placement of 300,000 shares of common stock at a price of $10 per share (see Note 6). The total proceeds from this offering were $3,000,000. Of these proceeds, $1,919,000 was used to pay off the outstanding balance and related interest on the Company's line of credit with NationsBank. Additionally, $150,000 was used to pay off debt related to the Company's Costa Rica operations which bore an interest rate of 10.875%. Remaining proceeds are being used to fund capital expenditures, research projects and other operating needs.

During February 1995 through July 1995, 67 employees and 6 directors exercised options for 432,228 shares of common stock. The option prices ranged from $6.25 to $20.125. A total of $3,751,387 was raised by the Company through the exercise of these options. As part of registering for resale the shares issued in the April 1995 private placement, the Company allowed certain warrant holders to include the shares of common stock underlying their warrants in the registration if they would exercise the warrants within 30 days of the effective date of the registration statement. Warrants covering a total of 88,500 shares were exercised with a price of $6.25 to $16.25.

During the first quarter of 1994, the Company completed an evaluation of the production requirements necessary to meet all federal regulatory requirements as a fully integrated pharmaceutical manufacturer, as well as the production capacity needed to meet continued sales growth. The Company has moved its wound and skin care manufacturing operation from its present location to an unused portion of the Company's headquarters facility in Irving, Texas and has expanded it through the addition of higher capacity equipment. At the same location, the Company has upgraded its capability to enable it to produce injectable grade products. In September 1994, the Company's distribution center was relocated and upgraded to a new leased facility near its headquarters. The total cost of these projects is expected to be approximately $4,500,000, of which $3,803,000 had been expended through June 30, 1995.

Carrington Laboratories, Inc., and Subsidiaries
-----------------------------------------------

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The Company will begin one large scale clinical trial for the testing of its CARN 1000 oral capsules for the treatment of acute flare-ups of ulcerative colitis during the third quarter of 1995. The Company estimates that the cost of this clinical trial will be approximately $2,000,000, with 20% being required as an up front payment. In late 1995, the Company expects to begin an initial Phase I study using an injectable CARN 750 in cancer patients involving five cancer types. The estimated cost of this study is $400,000. In late 1995 or early 1996, the Company may begin a second large scale clinical trial for the testing of CARN 1000 oral capsules for the treatment of ulcerative colitis. The cost of this trial is expected to be approximately the same as the one that is scheduled to begin in the third quarter of 1995.

The Company believes that its cash resources, including available cash, bank line of credit and term loan agreement (see Note 4 to the condensed consolidated financial statements) and expected revenues from sales of wound and skin care, veterinary and consumer products will provide the funds necessary to finance its current operations. The Company does not expect that these cash resources will be sufficient to finance the major clinical studies necessary to develop its products to their full commercial potential. Additional funds, therefore, may have to be raised through equity offerings, borrowings, licensing arrangements, or other means.

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

At June 30, 1995, the Company had no material capital commitments other than its promissory notes, leases and projects described above.

IMPACT OF INFLATION

The Company does not believe that inflation has had a material impact on its results of operations.

Carrington Laboratories, Inc., and Subsidiaries
-----------------------------------------------

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

SECOND QUARTER OF 1995 COMPARED WITH SECOND QUARTER OF 1994

Net sales were $6,408,000 in the second quarter of 1995, compared with $6,143,000 in the second quarter of 1994. This increase of $265,000, or 4.3%, resulted from a $474,000, or 250.4% increase in sales of Caraloe, Inc., the Company's consumer products subsidiary. Of this, $450,000 is related to the sale of bulk Manapol(R). Sales of the Company's wound and skin care products decreased from $5,764,000 to $5,627,000, or 2.4%. In the past year, competitors with lower priced products have been actively pursuing the Company's customers. The Company is addressing this competition by re-evaluating the pricing of its products, conducting research to obtain FDA clearance for product claims, developing new products, and evaluating new markets for its products. Sales of the Company's veterinary products were $118,000 in the second quarter of 1995, compared with $189,000 in the same period in 1994. During the first half of 1994, the Company's Acemannan Immunostimulant was back ordered. The product was released in June of 1994 and all back orders were shipped during that month.

Cost of sales increased to $2,076,000 from $1,565,000, or 32.7%. As a percentage of sales, cost of sales increased from 25.5% to 32.4%. This increase is primarily attributable to the increased sales of bulk Manapol(R) which has a substantially lower margin that the Company's wound and skin care products. Also, over the past year, the Company has been experiencing price increases from some of its suppliers. These price increases have resulted in approximately a 2% increase in cost of sales as a percent of sales. In addition, the Company's manufacturing operation was shut down over a month and a half to relocate to its new facility.

Selling, general and administrative expenses increased to $3,262,000 from $2,914,000, or 12%. This increase was primarily attributable to charges relating to severance agreements and closing the Company's office in Belgium.

Research and development expenses increased to $1,305,000, from $1,013,000, or 29%. During the second quarter of 1994, charges that have been taken for expected clinical studies were reversed when it was determined that the studies would not take place.

Net interest costs increased to $51,000 from $31,000, or 65%, due to increased borrowings.

FIRST SIX MONTHS OF 1995 COMPARED WITH FIRST SIX MONTHS OF 1994

Net sales were $12,684,000 in the first six months of 1995 compared with $12,216,000 in the same period last year. This increase of $468,000, or 3.8%, resulted from a $822,000, or 310% increase in sales of Caraloe, Inc. Of this, $735,000 is related to the sale of bulk Manapol(R), which the Company began selling in May 1994. Sales of the Company's wound and skin care products decreased to $11,418,000 from $11,718,000, or 3%. In the past year, the Company's competitors

Carrington Laboratories, Inc., and Subsidiaries
-----------------------------------------------

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

have been actively pursuing the Company's customers with lower priced products. The Company is addressing this competition by developing new products to allow the Company's customers to do "one stop shopping" for the treatment of wounds, doing research to obtain FDA clearance for product claims and re-evaluating the pricing of the Company's products. The Company expects sales in the wound and skin care product line to be relatively flat for the next five to seven months. The Company's new freeze dried products are expected to be launched in the fourth quarter of 1995. Sales of veterinary products decreased to $179,000 from $232,000, or 23% due to reduced vaccine adjuvant sales.

Cost of sales increased to $3,715,000 from $2,851,000, or 30%. As a percentage of sales, cost of sales increased to 29.3% from 23.3%. This increase is primarily attributable to bulk Manapol(R) which has a substantially lower margin as compared to the Company's wound and skin care products. In addition, over the past year, the Company has been experiencing price increases from some of its suppliers. These price increases have resulted in approximately a 2% increase in cost of sales as a percent of sales.

Selling, general and administrative expenses increased to $6,867,000 from $5,961,000, or 15%. The increase is related to charges resulting from severance agreements, increased legal expenses including $130,000 paid in law suit settlements and $70,000 of debt refinancing costs which related to terminated debt agreements.

Research and development expenses increased to $2,749,000, from $2,676,000, or 3%. This increase is due to charges relating to severance agreements.

Net interest expense increased to $119,000 from $62,000, or 92%, due to increased borrowings.

Carrington Laboratories, Inc., and Subsidiaries
-----------------------------------------------

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

         Based upon the Company's internal review, the Company filed suit on June 16, 1994 against MPM Medical, Inc., Jerry Pyle, Paul Miller and John Maverick (Case No. 94-6032) in the 101st District Court of Dallas County, Texas. Jerry Pyle, Paul Miller and John Maverick are former employees of the Company. The Company had alleged that the former employees named in the lawsuit engaged in activities that defrauded the Company in connection with the Company's sales of various products covered by the Medicare and Medicaid programs, thereby breaching fiduciary and other duties owed to the Company by the individual defendants. The Company concluded its litigation with MPM Medical, Inc, Jerry Pyle, Paul Miller and John Maverick with the dismissal without prejudice of the lawsuits filed in the 101st District Court of Dallas County.



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         At the 1995 Annual Meeting of Shareholders held on April 27, 1995, Thomas J. Marquez and Selvi Vescovi were elected to serve as directors of the Company for terms expiring at the 1998 annual meeting. The votes for each director were:

                    Thomas J. Marquez:   6,092,956
                        Selvi Vescovi:   6,094,446

         The 1995 Stock Option Plan was approved by a vote of outstanding shares of the Company's common stock. Under the plan the Company from time to time may grant options to purchase an aggregate of 1,500,000 shares of the authorized Common Stock. The vote on the 1995 Stock Option Plan was:

                                  For:   3,719,792
                              Against:     956,851
                            Abstained:      52,637

         The Company's 1995 Management Incentive Plan was approved by a vote of the outstanding shares of the Company's common stock. The vote on the 1995 Management Incentive Plan was:

                                  For:   3,999,084
                              Against:     673,325
                            Abstained:      56,871

         Arthur Andersen LLP was appointed as independent auditors for the Company for the fiscal year ended December 31, 1995 by a vote of outstanding shares of the Company's common stock. The vote on Arthur Andersen LLP was:

                                  For:   6,414,562
                              Against:     172,920
                            Abstained:      26,023

Carrington Laboratories, Inc., and Subsidiaries
-----------------------------------------------

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a. Exhibits
            11.1  Computation of Net Income Per Common and Common
                  Equivalent Share

         b. Reports on Form 8-K
            No report on Form 8-K was filed by the Company during the quarter ended June 30, 1995.

Carrington Laboratories, Inc., and Subsidiaries
-----------------------------------------------

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              CARRINGTON LABORATORIES, INC.
                                                     (Registrant)


Date  August 14, 1995                         By /s/ Carlton E. Turner
                                                     Carlton E. Turner,
                                                         President


Date  August 14, 1995                         By /s/ Christopher S. Record
                                                     Christopher S. Record,
                                                        Vice President
                                                    (Chief Financial Officer)

Carrington Laboratories, Inc., and Subsidiaries
-----------------------------------------------

                               INDEX TO EXHIBITS
                               -----------------

                                                             Sequentially
      Exhibit                                                  Numbered
      Number                  Exhibit                            Page

       11.1     Computation of Net Income Per Common              24
                and Common Equivalent Share.