Form 10-Q/A
period 1995-06-30
CARRINGTON LABORATORIES INC /TX/
filed 1995-08-30
CIK 718007

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   Form 10-Q/A

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

                         CARRINGTON LABORATORIES, INC.
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Texas                                         75-1435663
- -------------------------------            ------------------------------------

(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

                  2001 Walnut Hill Lane, Irving, Texas  75038
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

Yes                  No
    -------------       -------------

                     APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.
8,162,900 shares of Common Stock, $.01 par value were outstanding at July 31,
- -----------------------------------------------------------------------------
1995.
- -----

Carrington Laboratories, Inc., and Subsidiaries
- -----------------------------------------------

                                     INDEX

                                                                     Page Number
                                                                     -----------

Part I.  FINANCIAL INFORMATION

          Item 1.    Financial Statements
                     Condensed Consolidated Balance
                      Sheets at June 30,1995 (unaudited)
                      and November 30, 1994                               3-4

                     Condensed Consolidated Statements
                      of Operations for the three and
                      six months ended June 30, 1995
                      and 1994 (unaudited).                                 5

                     Consolidated Statements of Cash
                      Flows for the three and six months
                      ended June 30, 1995 and 1994
                      (unaudited).                                          6

                     Notes to Condensed Consolidated
                      Financial Statements (unaudited)                   7-11

          Item 2.    Management's Discussion and Analysis
                      of Financial Condition and Results
                      of Operations                                     12-16

Part II. OTHER INFORMATION

          Item 1.    Legal Proceedings                                     17

          Item 4.    Submission of Matter to a Vote of
                      Security Holders                                     17

          Item 5.    Other Events                                          18

          Item 6.    Exhibits and Reports on Form 8-K                      19

Carrington Laboratories, Inc., and Subsidiaries
- -----------------------------------------------

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a. Exhibits

            10.1 Production contract between Carrington Laboratories, Inc. (Purchaser) and Oregon Freeze Dry, Inc. (Seller) dated February 13, 1995.

            10.2 Trademark License Agreement between Caraloe, Inc. (Licensor) and Emprise International, Inc. (Licensee) dated March 31, 1995.

            10.3 Supply Agreement between Caraloe, Inc. (Seller) and Emprise International, Inc. (Buyer) dated March 31, 1995.

            11.1  Computation of Net Income Per Common and Common
                  Equivalent Share(1).
         -----------
         (1) Previously filed

         b. Reports on Form 8-K

            No report on Form 8-K was filed by the Company during the quarter ended June 30, 1995.

Carrington Laboratories, Inc., and Subsidiaries
- -----------------------------------------------

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


                                              CARRINGTON LABORATORIES, INC.
                                                     (Registrant)


Date  August 30, 1995                         By /s/ Carlton E. Turner
                                                     Carlton E. Turner,
                                                         President


Date  August 30, 1995                         By /s/ Christopher S. Record
                                                     Christopher S. Record,
                                                        Vice President
                                                    (Chief Financial Officer)

Carrington Laboratories, Inc., and Subsidiaries
- -----------------------------------------------

                               INDEX TO EXHIBITS
                               -----------------


      Exhibit
      Number                            Exhibit

       10.1 Production contract between Carrington Laboratories, Inc. (Purchaser) and Oregon Freeze Dry, Inc. (Seller) dated February 13, 1995.

       10.2 Trademark License Agreement between Caraloe, Inc. (Licensor) and Emprise International, Inc. (Licensee) dated March 31, 1995.

       10.3 Supply Agreement between Caraloe, Inc. (Seller) and Emprise International, Inc. (Buyer) dated March 31, 1995.

       11.1     Computation of Net Income Per Common and Common Equivalent
                Share(1).
- ---------------
(1) Previously filed