Form 10-Q
period 1995-09-30
CARRINGTON LABORATORIES INC /TX/
filed 1995-11-14
CIK 718007

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   Form 10-Q

(Mark One)
(X)
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended           September 30, 1995
                              --------------------------------------------------


                                       OR
(_)
               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

Commission file number                      0-11997
                       --------------------------------------------------------


                         CARRINGTON LABORATORIES, INC.
-------------------------------------------------------------------------------
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

Yes   X          No
    ------          ------

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes __________       No __________


                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

8,429,915 shares of Common Stock, $.01 par value were outstanding at October 31,
--------------------------------------------------------------------------------
1995.
-----

CARRINGTON LABORATORIES, INC., and Subsidiaries
--------------------------------------------------------------------------------



                                     INDEX



                                                                Page Number
Part I.   FINANCIAL INFORMATION                                 -----------

     Item 1.       Financial Statements
                   Condensed Consolidated Balance
                     Sheets at September 30,1995 (unaudited)
                     and November 30, 1994                            3,4

                   Condensed Consolidated Statements
                     of Operations for the three and
                     nine months ended September 30, 1995
                     and 1994 (unaudited).                              5

                   Consolidated Statements of Cash
                     Flows for the three and nine months
                     ended September 30, 1995 and 1994
                     (unaudited).                                       6

                   Notes to Condensed Consolidated
                     Financial Statements (unaudited)                7-10

     Item 2.       Management's Discussion and Analysis
                     of Financial Condition and Results
                     of Operations                                  11-15

Part II.  OTHER INFORMATION

     Item 1.       Legal Proceedings                                 16

     Item 6.       Exhibits and Reports on Form 8-K                  17

CARRINGTON LABORATORIES, INC., and Subsidiaries
--------------------------------------------------------------------------------

                         PART I - FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS


Condensed Consolidated Balance Sheets

                                           September 30,   November 30,
                                                1995           1994
                                           -------------   ------------
                                            (unaudited)

ASSETS

Cash and cash equivalents                    $ 6,979,238    $ 1,804,638

Accounts receivable, net                       2,855,209      2,891,375

Inventories                                    5,271,546      4,635,769

Prepaid expenses and other                       518,634        641,184
                                             -----------    -----------

                   Total current assets       15,624,627      9,972,966
                                             -----------    -----------

Property, plant and equipment, net            12,974,351      9,460,389

Other assets                                     161,832        363,391
                                             -----------    -----------
                                             $28,760,810    $19,796,746
                                             ===========    ===========

The accompanying notes are an integral part of these statements.

CARRINGTON LABORATORIES, INC., and Subsidiaries
--------------------------------------------------------------------------------


Condensed Consolidated Balance Sheets

                                            September 30,   November 30,
                                                 1995           1994
                                            --------------  -------------
                                             (unaudited)

LIABILITIES AND SHAREHOLDERS' INVESTMENT

Current portion of long-term debt            $     43,408   $    649,993

Accounts payable and accrued liabilities        2,609,916      4,603,353
                                             ------------   ------------

         Total current liabilities              2,653,324      5,253,346
                                             ------------   ------------

Long-term debt, net of current portion          3,080,079      2,034,563
                                             ------------   ------------

Shareholders' Investment:

Preferred stock                                 1,167,434      1,040,634

Common stock                                       84,281         73,444

Capital in excess of par                       44,251,668     33,074,508

Deficit                                       (22,302,165)   (21,505,938)

Foreign currency translation adjustment          (173,811)      (173,811)
                                             ------------   ------------

         Total shareholders' investment        23,027,407     12,508,837
                                             ------------   ------------

                                             $ 28,760,810   $ 19,796,746
                                             ============   ============

The accompanying notes are an integral part of these statements.

CARRINGTON LABORATORIES, INC., and Subsidiaries
--------------------------------------------------------------------------------

Condensed Consolidated Statements of Operations

(unaudited)


                                        Three Months Ended September 30,      Nine Months Ended September 30,
                                            1995                1994              1995               1994
                                        ------------        ------------      ------------       ------------
NET SALES                                 $6,621,396          $6,251,750       $19,305,035        $18,467,520

COST AND EXPENSES:
  Cost of sales                            2,270,387           1,654,029         5,972,894          4,486,929

  Selling, General and Administrative      2,867,006           2,788,098         9,501,225          8,748,804

  Research and development                 1,287,012           1,257,781         4,282,391          3,951,505

  Interest, net                               19,469              60,894           138,614            123,130
                                          ----------          ----------       -----------        -----------

INCOME (LOSS) FROM CONTINUING
OPERATIONS BEFORE INCOME TAXES               177,522             490,948          (590,089)         1,157,152

  Provision for income taxes                  15,000              45,100            31,350            117,000
                                          ----------          ----------       -----------        -----------


NET INCOME (LOSS)                         $  162,522          $  445,848         ($621,439)       $ 1,040,152
                                          ----------          ----------       -----------        -----------

NET INCOME (LOSS) PER COMMON
EQUIVALENT SHARE                               $0.01               $0.06            ($0.09)             $0.13

WEIGHTED AVERAGE COMMON
 AND EQUIVALENT SHARES                     8,965,476           7,343,640         7,854,076          7,340,675



The accompanying notes are an integral part of these statements.

CARRINGTON LABORATORIES, INC., and Subsidiaries
--------------------------------------------------------------------------------


Condensed Statements of Cash Flow
(unaudited)

                                                                  Three Months Ended         Nine  Months Ended
                                                                     September 30,              September 30,
                                                                  1995          1994          1995          1994
                                                              ------------  ------------  ------------  ------------
Net income (loss)                                              $  162,522   $   445,848     ($621,439)  $ 1,040,152
Adjustments to reconcile net income (loss) to net cash
 provided by operating activities:
   Depreciation and amortization                                  296,601       299,787       926,380       905,168
Changes in assets and liabilities:
   (Increase) decrease in receivables, net                       (296,049)      (89,870)       29,701       261,897
   Decrease (Increase) in inventories                             742,123      (626,480)     (224,398)   (1,826,791)
   (Increase) decrease in prepaid expenses and other              (30,876)       21,162        20,016       (66,988)
   (Increase) decrease in other assets                            (90,301)      310,352        31,631       (35,679)
   (Decrease) increase in accounts payable and accrued           (667,203)     (252,355)     (334,028)      164,298
    liabilities                                                ----------   -----------   -----------   -----------
     Net cash provided (used) by operating activities             116,817       108,444      (172,137)      442,057
                                                               ----------   -----------   -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property, plant and equipment, net               (718,618)   (1,131,677)   (4,130,295)   (2,280,645)
                                                               ----------   -----------   -----------   -----------
      Net cash (used) by investing activities                    (718,618)   (1,131,677)   (4,130,295)   (2,280,645)
                                                               ----------   -----------   -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Issuances of common stock                                   5,745,664        13,281    11,187,999        56,763
    Proceeds from borrowings                                            0       500,000     5,510,017       500,000
    Repayment of debt                                                   0             0    (5,786,884)            0
    Debt payments                                                 (11,939)     (113,013)      (93,829)     (337,632)
                                                               ----------   -----------   -----------   -----------
       Net cash provided by financing activities                5,733,725       400,268    10,817,303       219,131
                                                               ----------   -----------   -----------   -----------

NET INCREASE (DECREASE) IN CASH AND CASH                        5,131,924      (622,965)    6,514,871    (1,619,457)

CASH AND CASH EQUIVALENTS, BEGINNING OF                         1,847,932     1,531,252       464,367     2,527,738
 PERIOD                                                        ----------   -----------   -----------   -----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                       $6,979,238   $   908,287   $ 6,979,238   $   908,280
                                                               ==========   ===========   ===========   ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION:
    Cash paid during the period for interest                   $   61,422   $    74,869   $   224,039   $   165,981
    Cash paid during the period for income tax                          0             0   $    12,000   $    22,120

The accompanying notes are an integral part of these statements.

CARRINGTON LABORATORIES, INC., and Subsidiaries
--------------------------------------------------------------------------------


NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
----------------------------------------------------
(unaudited)

(1)  CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:
     --------------------------------------------

     In February 1995, the Company and its Board of Directors decided to change its fiscal year end from November 30 to December 31.

     The condensed consolidated balance sheet as of September 30, 1995, and the condensed consolidated statements of operations and cash flows for the three month and nine month period ended September 30, 1995 and 1994 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the consolidated financial position, results of operations and cash flows at September 30, 1995 and for all periods presented have been made.

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

(2)  INVENTORIES:

     Inventories are recorded at the lower of first-in-first-out cost or market. The following summarizes the components of inventory at September 30, 1995 and November 30, 1994:

                                     September 30,  November 30,
                                         1995           1994
                                     -------------  ------------
               Raw  materials and       $  703,000    $  577,000
                supplies
               Work-In-Progress          3,312,000     2,615,000
               Finished Goods            1,257,000     1,444,000
                                        ----------    ----------

               Total Inventory          $5,272,000    $4,636,000

CARRINGTON LABORATORIES, INC., and Subsidiaries
--------------------------------------------------------------------------------


NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Continued)

     In the first half of 1995, a planned increase in inventory was made to meet sales requirements during the manufacturing relocation (see Note 3). However, less than forecasted sales in the Company's bulk Aloe vera products and wound and skincare products resulted in higher inventory levels. Inventory in the third quarter was reduced by $742,000.

     Total Aloe vera extract inventory as of September 30, 1995 and November 30, 1994 was $2,984,549 and $2,332,000, respectively.



(3)  PROPERTY, PLANT AND EQUIPMENT:

     Net investment in property, plant and equipment in Costa Rica as of September 30, 1995 and November 30, 1994 was $4,278,217 and $4,822,000,
     respectively, of which $146,000 and $277,000 represent unamortized start-up cost for the respective periods then ended.

     During July 1995 the Company completed the manufacturing and distribution relocation project started during the first quarter of 1994. This project involved the physical relocation of its manufacturing facility in Dallas to its new location in an unused portion of the Company's corporate headquarters facility in Irving, Texas. The new facility is intended to meet all federal regulatory requirements applicable to a fully integrated pharmaceutical manufacturer and to provide the production capacity needed to meet continued sales growth. At the same location the Company has upgraded its capability to enable it to produce injectable grade products. The total cost expended on the relocation project through September 30, 1995 and November 30, 1994 was $4,469,000 and $590,000, respectively.

CARRINGTON LABORATORIES, INC., and Subsidiaries
--------------------------------------------------------------------------------


NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Continued)


(4)  DEBT:
     -----

     On January 30, 1995, the Company entered into an agreement with NationsBank of Texas, N.A. (the "Bank") . The agreement is composed of a $2,000,000 line of credit which expires one year from the date of the agreement and a $6,300,000 term loan that matures four years from the date of the agreement. The term loan can be drawn upon as needed for one year from the date of the agreement. The term loan is payable in equal quarterly installments of $250,000 principal, plus accrued interest beginning March 31, 1995, and ending January 30, 1999, when the unpaid balance is due. The interest rate on both credit facilities is the Company's choice of prime plus .5% or 30, 60, 90, 180 day reserve adjusted LIBOR (London Interbank Offering Rate) plus 2%. The Company paid a commitment fee of $31,500 on the closing date. In February, the Bank waived the requirement that the Costa Rica assets be pledged to secure the term loan. The Company agreed to pay an additional commitment fee of $31,500 at that time. $1,900,000 of the borrowings for the Bank were used to pay off all of the outstanding balances on notes due to Texas Commerce Bank Dallas, N.A. and $1,827,000 was used to pay off the outstanding balance on the mortgage on the Company's headquarters building in Irving, Texas. Of the term loan, $1,500,000 was carved out to provide a letter of credit to a supplier. The letter of credit did not increase long-term debt but reduced the amount available to borrow under the term loan. The remaining proceeds will be used to fund planned capital expenditures, planned research projects, and other operating needs. As of September 30, 1995, no amounts were outstanding under the line of credit and $2,977,000 was outstanding under the term loan. The interest rate on the borrowings ranged from 7.88% to 8.07% between July 1, 1995 and September 30, 1995.

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

CARRINGTON LABORATORIES, INC., and Subsidiaries
--------------------------------------------------------------------------------


NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
(Continued)

(5)  SHAREHOLDERS' INVESTMENT:
     -------------------------

     OPTIONS - As of September 30, 1995, 567,676 options to purchase shares of common stock were outstanding. Option prices range from $6.25 to $35.25 per share. During the third quarter of 1995, options for 428,957 shares of common stock were exercised at a price of $6.25 to $20.12 per share.

     In the third quarter of 1995, the Company granted one director, one officer and one employee under the Company's 1995 Stock Option Plan nonqualified options to purchase 25,000, 20,000 and 15,000 shares of the Company's common stock, respecttively. The market prices at the dates of the grant were $35.25, $35.25 and $30.25 per share, respectively. Each option will becone exercisable for 25% of its shares after one year, 50% after two years, 75% after three years and 100% after four years from the applicable date of grant. Each of these options will expire 10 years from its date of grant.

     EMPLOYEE STOCK PURCHASE PLAN - On October 29, 1992, the Company adopted an Employee Stock Purchase Plan (the "Plan") under which eligible employees are granted the opportunity to purchase shares of the Company's common stock. Under the Plan, employees may purchase common stock at a price equal to the lesser of 85% of the market price of the Company's common stock on January 1 (or on the quarterly enrollment date on which the employee's participation in the Plan commenses) or 85% of the market price on the last business day of each month. The Plan provides for the grant of rights to employees to purchase a maximum of 500,000 shares of common stock of the Company. Under the Plan, 34,847 shares have been purchased by employees at prices ranging from $9.14 to $20.4 per share through September 30, 1995.


(6)  PRIVATE PLACEMENT:

     On April 5, 1995, the Company completed a self-directed private placement of 300,000 shares of common stock at a price of $10 per share. The average of the high and low sale prices of the Company's common stock on the NASDAQ National Market on the day of the placement was $10.69 per share. The total proceeds from the offering were $3,000,000. In connection with the private placement, the Company agreed to use its best efforts to file a registration statement with the Securities Exchange Commission, within 90 days after the closing of the placement, covering the resale of the shares. Of the proceeds, $1,900,000 was used to pay off the outstanding balance and related interest on the Company's line of credit with NationsBank. Additionally, $150,000 was used to pay off debt related to the Company's Costa Rica operations. The remaining proceeds are being used to fund capital expenditures, research projects and other operating needs. On July 11, 1995, the shares related to the private placement were registered for resale with the Securities Exchange Commission.

CARRINGTON LABORATORIES, INC., and Subsidiaries
--------------------------------------------------------------------------------


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


LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1995 and November 30, 1994, the Company held cash and cash equivalents of $6,979,000 and $1,805,000, respectively. The increase in cash of $5,174,000 from November 30, 1994 to September 30, 1995 was attributable to the issuance of common stock through either the private placement (see Note 6 to the condensed consolidated financial statements) or the exercise of options (see
Note 5 to the condensed consolidated financial statements) that resulted in an additional $11,188,000 of cash. The cash raised through the sale of common stock has been used for capital expenditures of $4,416,000, to increase inventory by $636,000, to reduce debt by a net amount of $557,000 and to reduce trade accounts payable by $605,000. Prior to the private placement, these expenditures were funded using the Company's line of credit with NationsBank. Subsequent to the private placement, the line of credit was paid off and no additional borrowings under the line have occurred. The capital expenditures mainly related to the construction at the Company's headquarters in Irving, Texas and the relocation of its manufacturing facility from a leased site to an unused portion of its headquarters.

An increase in inventory was planned during the first half of the year to meet sales requirements during the period the manufacturing operations were relocating. However, less than forecasted sales of the Company's bulk Aloe vera products and less than projected sales in the Company's wound and skin care products during this year has resulted in higher than expected inventory levels. The Company regularly evaluates its inventory levels and adjusts production levels at both its Costa Rica plant, where the bulk freeze-dried aloe vera extract is manufactured, and at its U.S. plant to meet anticipated demand. Inventory during the third quarter was reduced by $742,000.

In January 1995, the Company entered into an agreement with NationsBank of Texas, N.A. for a $2,000,000 line of credit and a $6,300,000 term loan (see Note 4 to the condensed consolidated financial statements). This agreement increased the Company's available borrowing capacity by over $3,000,000. As of September 30, 1995, the Company had available $2,000,000 under the line of credit and $1,073,000 under the term loan. In addition to increasing the Company's credit capacity, the agreement lowered the interest from the term loan were used to fund planned capital expenditures, a letter of credit required by a supplier, as discussed

CARRINGTON LABORATORIES, INC., and Subsidiaries
--------------------------------------------------------------------------------


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

below, and planned research projects. The line of credit will be used for operating needs, as required.

In February 1995, the Company entered into a supply agreement with its supplier of freeze dried products. The agreement required that the Company establish a $1,500,000 letter of credit. The term loan with NationsBank was used to fund this letter of credit. The funding of the letter of credit reduces the amount that the Company can borrow under the term loan but does not increase the Company's debt unless the letter of credit is utilized by the supplier. As of November 10, 1995, the supplier has not made a presentation for payment under the letter of credit. The contract also requires the Company to accept minimum monthly shipments of $30,000 and to purchase a minimum of $2,500,000 worth of product over a period of five years.

On April 5, 1995, the Company completed a self-directed private placement of 300,000 shares of common stock at a price of $10 per share (see Note 6 to the condensed consolidated financial statements). The total proceeds from this offering were $3,000,000. Of these proceeds, $1,919,000 was used to pay off the outstanding balance and related interest on the Company's line of credit with NationsBank. Additionally, $150,000 was used to pay off debt related to the Company's Costa Rica operations which bore an interest rate of 10.875%. Remaining proceeds are being used to fund capital expenditures, research projects and other operating needs.

During February 1995 through October 1995, 69 employees and 6 directors exercised options for 562,411 shares of common stock. The option prices ranged from $6.25 to $20.125. A total of $7,013,627 was raised by the Company through the exercise of these options. As part of registering for resale the shares issued in the April 1995 private placement, the Company allowed certain warrant holders to include the shares of common stock underlying their warrants in the registration if they would exercise the warrants within 30 days of the effective date of the registration statement. Warrants covering a total of 92,000 shares were exercised at prices of $6.25 to $16.25 per share, resulting in the Company's receipt of a total of $1,083,812.

During the first quarter of 1994, the Company completed an evaluation of the production requirements necessary to meet all federal regulatory requirements as a fully integrated pharmaceutical manufacturer and to provide the production capacity needed to meet continued sales growth. The Company has moved its wound and skin care manufacturing operation from its present location to an unused portion of the Company's headquarters facility in Irving, Texas and expanded its production capability through the addition of higher capacity equipment. At the same location, the Company has upgraded its capability to enable it to produce injectable grade products. In September 1994, the Company's distribution center was relocated and upgraded to a new leased facility near its headquarters. The total cost of these projects is expected to be approximately $4,500,000, of which $4,469,000 had been expended through September 30, 1995.

CARRINGTON LABORATORIES, INC., and Subsidiaries
--------------------------------------------------------------------------------


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

The Company began a large scale clinical trial for the testing of its CARN 1000 oral capsules for the treatment of acute flare-ups of ulcerative colitis during the third quarter of 1995. The Company estimates that the cost of this clinical trial will be approximately $2,000,000, of which 20% was required as an up front payment. In late 1995, the Company expects to begin an initial Phase I study using an injectable CARN 750 in cancer patients involving six cancer types. The estimated cost of this study is $400,000. In early 1996, the Company may begin a second large scale clinical trial for the testing of CARN 1000 oral capsules for the treatment of ulcerative colitis. The cost of this trial is expected to be approximately the same as the one that began in the third quarter of 1995.

In November 1995, the Company signed a licensing agreement with its supplier of calcium alginates and other wound care products. Under the agreement, the Company has exclusive marketing rights to advanced calcium alginate products for North and South America and in the People's Republic of China. Per the agreement, the Company made an up-front payment to the supplier of $500,000. Additional payments totaling $500,000 will be made to the supplier as new products are delivered.

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

At November 10, 1995, the Company had no material capital commitments other than its promissory notes, leases, agreement with suppliers and clinical trials described above.

CARRINGTON LABORATORIES, INC., and Subsidiaries
--------------------------------------------------------------------------------


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

IMPACT OF INFLATION

The Company does not believe that inflation has had a material impact on its results of operations.

THIRD QUARTER OF 1995 COMPARED WITH THIRD QUARTER OF 1994

Net sales were $6,621,000 in the third quarter of 1995, compared with $6,252,000 in the third quarter of 1994. This increase of $369,000, or 5.9%, resulted from a $743,000, or 168.6%, increase in sales of Caraloe, Inc., the Company's consumer products subsidiary. Of this, $760,000 is related to the sale of bulk Manapol(R). Sales of the Company's wound and skin care products decreased from $5,885,000 to $5,354,000, or 9%. In the past year, competitors with lower priced products have been actively pursuing the Company's customers. The Company is addressing this competition by re-evaluating the pricing of its products, conducting research to obtain FDA clearance for product claims, developing new products, and evaluating new markets for its products. Actual unit sales of the Company's wound and skin care products increased over 5% when compared to the third quarter of 1994. Sales of the Company's veterinary products were $84,000 in the third quarter of 1995, compared with $121,000 in the same period in 1994.

Cost of sales increased to $2,270,000 from $1,654,000, or 37.2.%. As a percentage of sales, cost of sales increased from 26.5% to 34.3%. This increase is attributable to the increased sales of bulk Manapol(R), which has a substantially lower margin than the Company's wound and skin care products. Also, in order to remain competitive, the Company has been increasing the discounts that it is allowing its customers on selected products. This increase in sales discounts has resulted in cost of sales of the Company's wound and skin care products increasing by approximately 3.5% as a percentage of sales.

Selling, general and administrative expenses increased to $2,867,000 from $2,787,000, or 2.9%. This increase was due to increased salaries and commissions paid to field sales representatives.

Research and development expenses increased to $1,287,000 from $1,257,000, or 2.4%. This increase was the result of beginning the large scale clinical trial for the testing of CARN 1000 oral capsules for the treatment of acute flare-ups of ulcerative colitis during the third quarter of 1995. These costs were partially offset by a reduction of internal salaries.

Net interest costs decreased to $19,000 from $61,000, or 65%, due to having more excess cash to invest.

CARRINGTON LABORATORIES, INC., and Subsidiaries
--------------------------------------------------------------------------------


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)

FIRST NINE MONTHS OF 1995 COMPARED WITH FIRST NINE MONTHS OF 1994

Net sales were $19,305,000 in the first nine months of 1995 compared with $18,468,000 in the same period last year. This increase of $837,000, or 4.5%, resulted from a $1,565,000, or 222%, increase in sales of Caraloe, Inc. Of this increase, $1,480,000 is attributable to Caraloe's increased sales of bulk Manapol(R), which the Company began selling in May 1994. Sales of the Company's wound and skin care products decreased to $16,772,000 from $17,603,000, or 4.7%. In the past year, the Company's competitors have been actively pursuing the Company's customers with lower priced products. The Company is addressing this competition by developing new products to allow the Company's customers to do "one stop shopping" for the treatment of wounds, doing research to obtain FDA clearance for product claims and re-evaluating the pricing of the Company's products. The Company expects sales in the wound and skin care product line to be relatively flat for the next four to six months. The Company's new freeze dried products, calcium alginates and thin film dressings are expected to be launched in the first quarter of 1996. Sales of veterinary products decreased to $263,000 from $353,000, or 25.5%. In October 1994, the Company decided to no longer use one outside sales representative who promoted its veterinary products. This decision had a negative impact on sales. The Company is evaluating several ways of improving the sales of its veterinary products, including third party alliances, reinstating the outside sales representative and launching new products.

Cost of sales increased to $5,973,000 from $4,516,000, or 32.3%. As a percentage of sales, cost of sales increased to 30.9% from 24.5%. This increase is attributable to bulk Manapol(R), which has a substantially lower margin as compared to the Company's wound and skin care products. Also, in order to remain competitive, the Company has been increasing the discounts that it is allowing its customers on selected products. This increase in sales discounts has resulted in cost of sales of the Company's wound and skin care products increasing by approximately 3.5% as a percentage of sales.

Selling, general and administrative expenses increased to $9,501,000 from $8,749,000, or 8.6%. The increase is related to charges resulting from severance agreements, increased legal expenses including $130,000 paid in law suit settlements and $70,000 of debt refinancing costs which related to terminated debt agreements.

Research and development expenses increased to $4,282,000 from $3,951,000, or 8.4%. This increase is due to charges relating to severance agreements.

Net interest expense increased to $139,000 from $123,000, or 13%, due to increased borrowings.

CARRINGTON LABORATORIES, INC., and Subsidiaries
--------------------------------------------------------------------------------


                                    PART II


ITEM 1.  LEGAL PROCEEDINGS
         -----------------

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

         On October 17, 1995, David L. Hinchey (the "Plaintiff") filed a lawsuit styled David L. Hnchey v. Carrington Laboratories, Inc., Cause No. 95-
                ------------------------------------------------
         11007-C in the 68th Judicial District Court of Dallas County, Texas, alleging breach of contract in connection with the termination of his employment by the Company. The lawsuit alleges that the Plantiff's damages are in excess of $50,000 but does not allege a specific amount of damages. The Company has filed an answer denying the Plaintiff's claims and intends to defend the lawsuit vigorously.

CARRINGTON LABORATORIES, INC., and Subsidiaries
--------------------------------------------------------------------------------


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
         --------------------------------

         a.   Exhibits:
              ---------

              11.1 Computation of Net Income Per Common and Common Equivalent Share


         b.   Reports on Form 8-K
              -------------------

              No report on Form 8-K was filed by the Company during the quarter ended September 30, 1995.

CARRINGTON LABORATORIES, INC., and Subsidiaries
--------------------------------------------------------------------------------


SIGNATURES
----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             CARRINGTON LABORATORIES, INC.
                                                      (Registrant)


Date: November 14, 1995                      By
                                             -----------------------------------
                                                      Carlton E. Turner,
                                                           President


Date: November 14, 1995                      By
                                             -----------------------------------
                                                    Sheri L. Pantermuehl,
                                                   Chief Financial Officer

CARRINGTON LABORATORIES, INC., and Subsidiaries
--------------------------------------------------------------------------------


                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             CARRINGTON LABORATORIES, INC.
                                                      (Registrant)


Date: November 14, 1995                      By      Carlton E. Turner,
                                                          President



Date: November 14, 1995                      By     Sheri L. Pantermuehl,
                                                   Chief Financial Officer

CARRINGTON LABORATORIES, INC., and Subsidiaries
--------------------------------------------------------------------------------


                               INDEX TO EXHIBITS


    Sequentially
      Exhibit
       Number                Exhibit
      -------                -------


       11.1       Computation of Net Income Per Common and Common
                  Equivalent Share.