Form 10-Q/A
period 1995-09-30
CARRINGTON LABORATORIES INC /TX/
filed 1995-11-27
CIK 718007

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                               FORM 10-Q AMENDED

(Mark One)
( X )
               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        September 30, 1995
                              --------------------------------------------------

                                      OR

(   )
               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to ________________________

Commission file number                       0-11997
                      ----------------------------------------------------------


                         CARRINGTON LABORATORIES, INC.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

            Texas                                               75-1435663
-------------------------------                         ------------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                             Identification No.)

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


--------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X    No
    -----     -----

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                 PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes        No
    -----     -----

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.
8,429,915 shares of Common Stock, $.01 par value were outstanding at October 31,
--------------------------------------------------------------------------------
1995.
-----

CARRINGTON LABORATORIES, INC., and Subsidiaries
--------------------------------------------------------------------------------

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
          --------------------------------

          a.    Exhibits:
                ---------

                10.1 Sales Distribution Agreement between Academy of Sciences and Carrington Laboratories, Inc. dated August 16, 1995.

                10.2 Sales Distribution Agreement between Academy of Sciences and Carrington Laboratories, Inc. dated August 16, 1995.

                10.3 Sales Distribution Agreement between Academy of Sciences and Carrington Laboratories, Inc. dated August 16, 1995.

                10.4 Supply and Distribution Agreement between Medical Polymers, Inc. and Carrington Laboratories, Inc. dated September 15, 1995.

                10.5 Clinical Services Agreement between Pharmaceutical Product Development, Inc. and Carrington Laboratories, Inc. dated July 10, 1995.

                10.6 Non-exclusive Sales and Distribution Agreement between Innovative Technologies Limited and Carrington Laboratories, Inc. dated August 22nd, 1995.

                10.7 Supplemental Agreement to Non-Exclusive Sales and Distribution Agreement between Innovative Technologies Limited and Carrington Laboratories, Inc. dated October 16, 1995.

                10.8 Product Development and Exclusive Distribution Agreement between Innovative Technologies Limited and Carrington Laboratories, Inc. dated November 10, 1995.

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

                                        CARRINGTON LABORATORIES, INC.
                                                (Registrant)

Date:  November 27, 1995                By /s/ Carlton E. Turner
                                        ----------------------------------------
                                                   Carlton E. Turner,
                                                   President


Date:  November 27, 1995                By /s/ Sheri L. Pantermuehl
                                        ----------------------------------------
                                                   Sheri L. Pantermuehl,
                                                   Chief Financial Officer