Form 10-K
period 1995-12-31
CARRINGTON LABORATORIES INC /TX/
filed 1996-04-01
CIK 718007

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K

                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 1995
                         Commission File Number 0-11997

                          Carrington Laboratories, Inc.
             (Exact name of Registrant as specified in its charter)

         Texas                                                  75-1435663
(State of Incorporation)                                   (IRS Employer ID No.)

                   2001 Walnut Hill Lane, Irving, Texas 75038
                    (Address of principal executive offices)

       Registrant's telephone number, including area code: (214) 518-1300

           Securities registered pursuant to Section 12(b) of the Act:

      Title of each class              Name of each exchange on which registered
 Common Stock ($.01 par value)                   NASDAQ National Market
Preferred Share Purchase Rights                  NASDAQ National Market

           Securities registered pursuant to Section 12(g) of the Act:

                                      None

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes _X_   No ___

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the voting stock held by non-affiliates of the Registrant on March 15, 1996, was $231,721,284. (This figure was computed on the basis of the closing price of such stock on the NASDAQ National Market on March 15, 1996 using the aggregate number of shares held on that date by, or in nominee name for, shareholders who are not officers, directors or record holders of 10% or more of the Registrant's outstanding voting stock. The characterization of such officers, directors and 10% shareholders as affiliates is for purposes of this computation only and should not be construed as an admission for any other purpose that any of such persons are, in fact, affiliates of the Registrant.)

         Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock, as of the latest practicable date:
     8,657,421 shares of Common Stock, par value $.01 per share, were outstanding on March 15, 1996.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Registrant's proxy statement for its annual meeting of shareholders to be held on May 23, 1996 are incorporated by reference into Part III hereof, to the extent indicated herein.

                                     PART I

ITEM 1. BUSINESS.

                                     General

      Carrington Laboratories, Inc. ("Carrington" or the "Company") is a research-based pharmaceutical and medical device company engaged in the development, manufacturing and marketing of carbohydrate-based therapeutics for the treatment of major illnesses and the dressing and management of wounds. The Company sells, using a network of distributors, nonprescription products through its Wound and Skin Care Division, veterinary medical devices and pharmaceutical through its Veterinary Medical Division and consumer products through its consumer products subsidiary, Caraloe, Inc. The Company's research and product portfolio are based primarily on complex carbohydrate technology derived from the Aloe vera plant.

      The Company was incorporated in Texas in 1973, as Ava Cosmetics, Inc. In 1986, the Company sold the direct sales business it was then operating and changed its name to Carrington Laboratories, Inc.

                          Wound and Skin Care Division

      Carrington's Wound and Skin Care Division markets a comprehensive line of wound management products to hospitals, alternative care facilities and the home health care market. The Company's products are designed to maintain a moist wound environment which aids the healing process and to maintain the integrity of contiguous healthy skin. Carrington products are used in a wide range of acute and chronic wound and skin conditions and for incontinence and ostomy care.

      The Company is committing significant resources to its wound and skin care business. Primary marketing emphasis is directed toward hospitals, managed care organizations, alternate care facilities and home health care providers, with wound and skin care products being promoted primarily to physicians and specialty nurses, e.g. enterostomal therapists. Opportunities in the alternate care and home health care markets are also addressed through a telemarketing sales team and a National Accounts Department.

      The Company's hospital field sales force currently employs 43 sales representatives, each assigned to a specific geographic area in the United States, five regional sales managers, a representative in Puerto Rico and a managing director of the Wound and Skin Care Division. The Company also uses an independent sales company employing four sales representatives to sell its products on a commission basis and an independent sales representative in Canada. In addition to this field sales force, the Wound and Skin Care Division employs seven telemarketers who focus on alternative care facilities and the home health care market, and three persons in its National Accounts Department.

      The Company's products are primarily sold through a network of distributors. Two of the Company's largest distributors in the hospital market for the last several years have been Baxter Healthcare Corporation ("Baxter") and Owens & Minor. During fiscal 1993, 1994 and 1995, sales of wound and skin care products to Baxter represented 10%, 11% and 10%, respectively, of the Company's total net sales. Sales to Owens & Minor represented 8%, 7%, and 14%, respectively, of total net sales over the same period.

                                 Consumer Health

      Caraloe, Inc., a separate subsidiary of the Company, markets or licenses consumer products and bulk ingredients utilizing the Company's patented complex carbohydrate technology. Attention has been focused on three goals, the first of which is to sell Caraloe's Aloe Nutritional(TM) brand products through the health food store market. The second goal has been to develop private label aloe products for entrepreneurs seeking a high quality line of aloe products. The third goal has been to become a supplier of bulk AVMP(TM) (Aloe vera mucilaginous polysaccharide) to commercial companies incorporating aloe vera mucilaginous polysaccharides into their established product lines. In May 1994, an agreement was signed with Mannatech, Inc., formerly Emprise International, Inc., to supply it bulk Manapol(R). In February 1996, an agreement was signed with Mannatech granting it an exclusive license in the United States for Manapol(R). During fiscal 1994 and 1995, sales of Manapol(R) to Mannatech represented 4% and 10%, respectively, of the Company's total net sales.

                           Veterinary Medical Division

      The Carrington Veterinary Medical Division ("CVMD") markets Acemannan Immunostimulant, a vaccine adjuvant, and several wound and skin care products to the veterinary market. Acemannan Immunostimulant was conditionally approved by the United States Department of Agriculture ("USDA") in November 1991, for use as an aid in the treatment of canine and feline fibrosarcoma, a form of soft tissue cancer that affects dogs and cats. A conditional approval means that efficacy and potency tests are required, and the product's label must specify that these studies are in progress. The "conditional" aspect of the approval will be removed upon completion of additional potency testing which is in the final stages of development. The Company expects to complete these tests in 1996. There can be no assurance that these tests will result in the removal of the conditional restriction on the USDA's approval of Acemannan Immunostimulant.

      In September 1990, the Company granted Solvay Animal Health, Inc. ("Solvay") an exclusive, worldwide license to use and sell a bulk pharmaceutical mannan adjuvant for poultry disease. In January 1992, Solvay received approval from the USDA to market the bulk pharmaceutical mannan as an adjuvant to a vaccine for Marek's disease, a virus infection that kills chickens or renders them unfit for human consumption. Solvay sells the product under the trademark ACM I.

      In March 1996, the Company signed an agreement with Farnam Companies, Inc., a leading veterinary marketing company, to promote and sell the CarraVet(TM) product line, including Acemannan Immunostimulant.

                            Research and Development

                                     General

      In 1984, the Company isolated and identified a polymeric compound with a molecular weight between one and two million Daltons from the Aloe vera plant. This compound has been given the generic name "acemannan" by the United States Adopted Names Council. The Company intends to seek approval of the Food and Drug Administration (the "FDA") and other regulatory agencies to sell products based on complex carbohydrates in the United States and in foreign countries: (I) to treat inflammatory bowel diseases, including ulcerative colitis, a widespread, chronic, inflammatory disease of the colon; (ii) to treat various forms of cancer; (iii) for use as an adjuvant to various vaccines; and (iv) to treat non-healing and other wounds. For a more comprehensive listing of the type, indication and status of products currently under development by the Company, see "Research and Development--Summary" below. The regulatory approval process, both domestically and internationally, can be protracted and expensive, and there is no assurance that the Company will obtain approval to sell its products for any treatment or use (see "Governmental Regulation" below).

      The Company is marketing or developing several products which in the past were given the general name of acemannan, suggesting the products were identical. This is not correct because there are ten products in development or being marketed that are derived from 3 basic extracts of the Aloe vera plant. The basic freeze-dried aloe vera extract is reconstituted to produce Manapol(R) and AVMP(TM) for both food grade and cosmetic grade products. Further refinement produces Bulk Pharmaceutical Mannans that are used to produce hydrogels; the Carrington(TM) Patch, an oral care product; Carra(TM)Sorb M, a freeze-dried wound dressing; adjuvants, ACM I marketed by Solvay, and CARN 500 which is being developed as an adjuvant for various vaccines; and Aliminase(TM) (formerly CARN
1000) capsules which are being developed for ulcerative colitis. Finally, Bulk Injectable Mannans are marketed as Acemannan Immunostimulant (CARN 700), and a product has been developed for the treatment of cancer, Alovex(TM) (formerly CARN 750).

      The Company expended approximately $5,397,000, $5,334,000, and $5,370,000 on research and development in fiscal, 1993, 1994, and 1995, respectively. The Company estimates that in fiscal 1996 it will spend more on research and development than in 1995. Currently, the Company's research staff comprises 13 full-time employees as compared to 21 full-time employees at the end of 1994.

                              Preclinical Research

      The Company identified the characteristics of its complex carbohydrates by a series of studies in the Company's laboratories and in several contract laboratories. Based on toxicology tests sponsored by the Company on different animal species with dosages up to 40 times the proposed intravenous human dosage, in vitro and in vivo tests for mutagenicity, dermal sensitization tests, results of a Phase I safety study of an oral product in humans and a Phase I safety study of an intravenously administered preparation in humans, no clinically significant toxicity of the

Company's products has been noted. Further safety studies may be required by the FDA prior to the approval of any applications of complex carbohydrates.

      Other preclinical studies conducted in the Company's laboratories and in outside laboratories have shown that certain of the Company's complex carbohydrates stimulate macrophage and other white blood cells to produce lymphokines, including interleukin-1 and tumor necrosis factor alpha, that regulate other cells. Interleukin-1 stimulates fibroblasts, which are essential to wound healing. Tumor necrosis factor alpha acts against tumors in the body. In addition, laboratory experiments conducted by the Company have shown that some complex carbohydrates have both pro- and anti-inflammatory actions.

      The Company believes that its products' pharmacological actions and lack of toxicity make them excellent candidates for further development as therapeutic agents for the treatments and uses for which the Company intends to seek regulatory approvals (see "Research and Development --General" above). There is no assurance, however, that the Company will be successful in its efforts.

      The Company operates a research and development laboratory at the Texas A&M University Research Park to expand preclinical research in various wound healing applications and mechanisms of action. Pursuant to this arrangement, the Company has access to leading authorities in immunology, as well as facilities and equipment to engage in experimentation and analysis at the basic research level.

                                 Animal Studies

      The Company has pursued a strategy of developing products for certain animal indications, clinical testing of which may have application to studies for treatment of human diseases. Animal clinical testing necessary to obtain eventual approval of a product for treatment of human diseases may also provide data sufficient to obtain approval for the related veterinary indication. This approach enables the Company to obtain revenues from its research efforts at an earlier date and also expands data available from actual use of the product in animals. The Company's clinical research efforts to date have focused on the indications described below.

      Vaccine Adjuvants. An adjuvant is a substance that enhances the antibody response to an antigen. The ability to generate a vigorous immune response to an antigen is critical to the effectiveness of a vaccine. The Company's studies indicate that acetylated mannans, when used as a vaccine adjuvant, produce marked stimulation of the immune system.

      In 1990, the Company received approval from the USDA to sell an adjuvant to licensed manufacturers for use in combination with animal vaccines. This use as a vaccine adjuvant for certain poultry diseases was licensed to Solvay pursuant to an agreement between Solvay and the Company entered into in September 1990. In January 1992, Solvay received approval from the USDA to market an adjuvant to its vaccine for Marek's disease (see "Veterinary Medical Division" above).

      The Company has conducted or sponsored studies of CARN 500 adjuvants with other vaccines for animals. Based on these studies, the Company, either directly or through third party licensees, intends to pursue development of adjuvants for other animal vaccines. In 1993, initiation of a program was begun to develop adjuvants for mammalian vaccines and for vaccines for marine animals under licenses with one European company. There can be no assurance however, that such development will be successful or that the Company will be able to develop, or to enter into any licensing agreements for the development of, any additional adjuvants.

      Evaluation of Anti-Tumor Activity. Acetylated mannans (CARN 750) are immunomodulating agents that increase circulating levels of interleukin-1 and tumor necrosis factor alpha. A series of studies conducted at Texas A&M University in 1988 and 1989 on mice with highly malignant tumors indicated that a single intraperitoneal dose caused significant tumor reduction in a statistically significant percentage of mice. This effect in many instances was dramatic, with complete regression of the tumor and with continuing immunity. Recovered animals were resistant to syngeneic tumor reimplantation for up to six months after initial tumor regression.

      In 1991, the USDA granted the Company conditional approval to market an injectable form of a complex carbohydrate as an aid in the treatment of canine and feline fibrosarcoma, a form of soft tissue cancer, under the name Acemannan Immunostimulant. The Company believes that the USDA's remaining requirements to remove the conditional restriction can be completed in 1996 (see "Veterinary Medical Division" above). Of course, there can be no assuarance as to whether or when the USDA will remove the conditional restriction on its approval of this product.

                                  Human Studies

      Evaluation of Aliminase(TM) (formerly CARN 1000) in the Treatment of Inflammatory Bowel Diseases. In October 1991, the Company filed an investigational new drug ("IND") application requesting approval to conduct human clinical trials on the efficacy of Aliminase(TM) in the treatment of ulcerative colitis. In November 1991, the Company received notice that the FDA was withholding approval of the study, pending submission of additional information. Additional studies requested by the FDA were completed, and the results were submitted in October 1992. In December 1992, the Company received authorization from the FDA to commence human clinical trials under the IND application. In early 1993, the Company began a pilot safety and efficacy study with oral Aliminase(TM) in the treatment of ulcerative colitis patients who are experiencing an acute flare-up of the disease. This study was conducted by treating 54 patients with 400 or 800 milligram doses twice daily for two or four weeks. After four weeks, the disease activity index and the signs and symptoms of the disease were significantly improved, and the safety of the oral product continued to be confirmed. A large controlled trial of Aliminase(TM) in patients with ulcerative colitis began in September 1995. A total of 288 patients will be enrolled in four groups comparing a placebo with three doses of Aliminase(TM) (150, 300 and 600 mg dosage levels, administered twice daily for six weeks). Results are expected in 1996.

      Evaluation of Alovex(TM) (formerly CARN 750) in the Treatment of Solid Tumors in Humans. The Company believes that this intravenous product may be broadly useful in cancer therapy, with potential application in the treatment of major solid tumors, including melanoma, breast carcinoma, prostate carcinoma, colon carcinoma, hypernephroma and soft tissue sarcoma. The Company initiated a Phase I human clinical trial of injectable Alovex(TM) in certain solid tumor indications. The trial began in the United States in late 1995. As a result of the success of Acemannan Immunostimulant in dogs and cats, the Company has reason to believe that injectable Alovex(TM) may play a significant role in the treatment of cancer in humans.

      Evaluation of Carrington(TM) Patch in the Treatment of Aphthous Ulcers. Carrington's efforts to broaden the claims for wound care products containing Carrasyn(R) Hydrogel were expanded to include an application within the oral health care field. Two studies were conducted at Baylor College of Dentistry to examine the efficacy and safety of two formulations of Carrasyn(R) Hydrogel wound dressing in the treatment of oral aphthous ulcers (canker sores). The first study involved Carrasyn(R) Hydrogel wound dressing modified for intraoral use versus a leading product. The second trial involved the modified oral formulation of Carrasyn(R) Hydrogel that had been freeze-dried. This product, Carrington(TM) Patch, reduced the pain of these ulcers. A 510(k) was submitted to the FDA for permission to market the freeze-dried formulation for the management of oral aphthous ulcers. This was granted by the FDA, and the product will be marketed as Carrington(TM) Patch for the reduction of pain due to aphthous ulcers.

      Evaluation of Carrasyn(R) in Wound Healing. In 1993, a study was conducted at M.D. Anderson Cancer Center to determine if Carrasyn(R) Hydrogel was of benefit in treating radiation-induced skin reactions of mice. These studies clearly showed that, when compared to controls, Carrasyn(R) Hydrogel could significantly reduce radiation-induced inflammation and tissue damage in animals. As a result of this work, a small clinical trial was performed in 1994, studying the radiation-sparing effects of Carrasyn(R) Hydrogel wound dressing in four oncology patients. Further trials will continue in 1996. Four new indications (post-surgical incisions, sunburn, diabetic ulcers and radiation dermatitis) for Carrasyn(R) were added in 1995.

     Evaluation of Carrasyn(R) Freeze-Dried Gel (Carra(TM)Sorb M) in Wound Healing. Following the submission of a 510(k) for a preservative-free freeze-dried gel for wound care, the FDA allowed Carrington to market this product, and it was launched in early 1996.

      Summary. The following table outlines the status of the products and potential indications of the Company's complex carbohydrates developed, planned or under development. There is no assurance of successful development, completion or regulatory approval of any product not yet on the market.

   PRODUCTS AND POTENTIAL INDICATIONS DEVELOPED, PLANNED OR UNDER DEVELOPMENT

     PRODUCT OR
POTENTIAL INDICATION                        POTENTIAL MARKET APPLICATIONS                       STATUS
- --------------------                        -----------------------------                       ------

Topical
     Dressings                                   Pressure and Vascular Ulcers                   Marketed
     Cleansers                                   Wounds                                         Marketed
     Antifungal                                  Candida                                        Marketed

Oral
     Human
          Anti-inflammatory                      Ulcerative Colitis                             Phase III
                                                                                                Clinical Trial

Injectable
     Human
          Anticancer                             Melanoma, Breast, Prostate, Colon,             Phase I
                                                     Hypernephroma, and Soft Tissue             Clinical Trial
                                                     Sarcoma

     Veterinary
          Anticancer                             Fibrosarcoma                                   Marketed

Dental
     Pain reduction                              Aphthous Ulcers                                Marketed

Vaccine Adjuvant
     Veterinary
          Poultry Vaccines                       Marek's Disease                                Marketed
          Livestock                              Cattle, Sheep                                  Clinical Trials
          Marine (water treatment)               Trout, Shrimp                                  Clinical Trials

                               Licensing Strategy

       The Company expects that prescription pharmaceutical products containing certain defined mannans will require a substantial degree of development effort and expense. Before governmental approval to market any such product is obtained, the Company may license these mannans for certain indications to other pharmaceutical companies in the United States or foreign countries and require such licensees to undertake the steps necessary to obtain marketing approval for specific indications or in a particular country.

       Similarly, the Company intends to license third parties to market products containing defined mannans for certain human indications when it lacks the expertise or financial resources to market effectively. If the Company is unable to enter into such agreements, it may undertake to market the products itself for such indications. The Company's ability to market these mannans for specific indications will depend largely on its financial condition at the time and the results of related clinical trials. There is no assurance that the Company will be able to enter into any license agreements with third parties or that, if such license agreements are concluded, they will contribute to the Company's overall profits.

       In November 1995, the Company signed a licensing agreement with a supplier of calcium alginates and other wound care products. Under the agreement, the Company has exclusive marketing rights to advanced calcium alginates products for North and South America and the People's Republic of China. The Company will continue to seek opportunities to license products from third parties that will enhance its product portfolio.

                          Raw Materials and Processing

       The principal raw material used by the Company in its operations is the leaf of the plant Aloe barbadensis Miller, popularly known as aloe vera. Through a patented process, the Company produces bulk pharmaceutical and injectable mannans and freeze-dried aloe vera extract from the central portion of the aloe vera leaf known as the gel. Bulk pharmaceutical mannan, in the form of a hydrogel, is used as an ingredient in certain of the Company's wound and skin care products. Through additional processing, bulk mannans may be produced in oral and injectable dosage forms.

       In May 1990, the Company purchased a 405-acre farm in the Guanacaste province of northwest Costa Rica which currently has approximately 125 acres planted with aloe vera. The Company plans to plant additional acreage as demand for aloe vera leaves increases. The Company believes that the Costa Rica farm will be capable of providing substantially all of the aloe vera leaves required to meet the Company's presently anticipated needs (see "Properties--Costa Rica Facility" below).

                                  Manufacturing

       Prior to the second quarter of 1995, the Company produced substantially all its wound and skin care products in a leased facility in Dallas, Texas. During the first quarter of 1994, the Company completed an evaluation of the production requirements that would be needed to meet all federal regulatory requirements as a fully integrated pharmaceutical manufacturer, as well as the production capacity that would be required to meet continued growth in the Company's wound and skin care business. The Company decided to move its wound and skin care manufacturing operation from its present location to an unused portion of the Company's headquarters facility in Irving, Texas, and expand the facility through higher capacity equipment. The moving, upgrading and expansion of the manufacturing operation began in the fourth quarter of 1994, and the project was completed and production began during the third quarter of 1995. At the same location, the Company has upgraded its capabilities to produce injectable grade pharmaceutical products. The Company believes that the new plant's capacity will provide sufficient capacity for the present line of products, and accommodate new products and sales growth. Final packaging of certain of the Company's wound care products is completed by outside vendors. The Company's calcium alginates, films and freeze-dried products are being provided by third parties.

       All of the Company's bulk pharmaceutical mannans, bulk injectable mannans and freeze-dried aloe vera extracts are produced in its aloe vera processing plant in Costa Rica. This facility has the ability to supply the bulk aloe vera raw materials requirements of the Company's current product lines for the foreseeable future. During the first quarter of 1994, the Company initiated a project in Costa Rica to upgrade the production plant to meet regulatory requirements for the production of bulk pharmaceutical oral and injectable mannans as required for IND's. This project was completed in the fourth quarter of 1994. Finished oral and injectable dosage forms will be produced by outside vendors until in-house production becomes economically justified.

       The production capacity of the Costa Rica plant is larger than the Company's current usage level. Management believes, however, that the cost of the Costa Rica facility will eventually be recovered through operations. The larger production capacity will be required to conduct large scale clinical trials with bulk pharmaceutical and injectable mannans.

                                   Competition

       Research and Development. The biopharmaceutical field is expected to continue to undergo rapid and significant technological change. Potential competitors in the United States are numerous and include pharmaceutical, chemical and biotechnology companies. Many of these companies have substantially greater capital resources, research and development staffs, facilities and expertise (including in research and development, manufacturing, testing, obtaining regulatory approvals and marketing) than the Company. This competition can be expected to become more intense as commercial applications for biotechnology and pharmaceutical products increase. Some of these companies may be better able than the Company to develop, refine, manufacture and market products which have application to the same indications as bulk pharmaceutical mannans and bulk injectable mannans. The Company understands that certain of these competitors are in the process of conducting human clinical trials of, or have filed applications with government agencies for approval to market, certain products that will compete with the Company's products.

       Wound and Skin Care Division, Caraloe, Inc., and CVMD. The Company competes against many companies that sell products which are competitive with the Company's products, with many of its competitors using very aggressive marketing efforts. Many of the Company's competitors are substantially larger than the Company in terms of sales and distribution networks and have substantially greater financial and other resources. The Company's ability to compete against these companies will depend in part on the continued expansion of the marketing network for its products. The Company believes that the principal competitive factors in the marketing of its products is their quality, and that they are naturally based and competitively priced.

                             Governmental Regulation

       The production and marketing of the Company's products, and the Company's research and development activities, are subject to regulation for safety, efficacy and quality by numerous governmental authorities in the United States and other countries. In the United States, drugs for human use are subject to rigorous FDA regulation. The Federal Food, Drug and Cosmetic Act, as amended, the regulations promulgated thereunder, and other federal and state statutes and regulations govern, among other things, the testing, manufacture, safety, effectiveness, labeling, storage, record keeping, approval, advertising and promotion of the Company's products. For marketing outside the United States, the Company is subject to foreign regulatory requirements governing human clinical trials and marketing approval for drugs and devices. The requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement may vary widely from country to country.

       Food and Drug Administration. The contents, labeling and advertising of many of the Company's products are regulated by the FDA. The Company is required to obtain FDA approval before it can study or market any proposed prescription drugs and may be required to obtain such approval for proposed nonprescription products. This procedure involves extensive clinical research, and separate FDA approvals are required at various stages of product development. The approval process requires, among other things, presentation of substantial evidence to the FDA, based on clinical studies, as to the safety and efficacy of the proposed product.

       In order to initiate human clinical trials on a product, extensive basic research and development information must be submitted to the FDA in an investigational new drug ("IND") application. The IND application contains a general investigational plan, a copy of the investigator's brochure (a comprehensive document provided by the drug manufacturer), copies of the initial protocol for the first study, a review of the chemistry, manufacturing and controls information for the drug, pharmacology and toxicology information, any previous human experience with the drug, results of preclinical studies and any other information requested by the FDA.

       If permission is obtained to proceed to clinical trials based on the IND application, initial trials, usually categorized as Phase I, are instituted. The initial or Phase I trials typically involve the administration of small, increasing doses of the investigational drug to healthy volunteers, and sometimes patients, in order to determine the general overall safety profile of the drug and how it is metabolized. Once the safety of the drug has been established, Phase II efficacy trials are conducted in which the expected therapeutic doses of the drug are administered to patients having the disease for which the drug is indicated, and a therapeutic response is sought as compared to the expected progression of the underlying disease or compared to a competitive product or placebo. Information also is sought on any possible short-term side effects of the drug. If efficacy and safety are observed in the Phase II trials, Phase III trials are undertaken on an expanded group in which the patients receiving the drug are compared to a different group receiving either a placebo or some form of accepted therapy in order to establish the relative safety and efficacy of the new drug compared with the control group. Data are also collected to provide an adequate basis for future physician prescribing information.

       If Phases I through III are successfully completed, the data from these trials are compiled into a new drug application ("NDA"), which is filed with the FDA in an effort to obtain marketing approval. In general, an NDA will include a summary of the components of the IND application, a clinical data section reviewing in detail the studies from Phases I through III and the proposed description of the benefits, risks and uses, or labeling, of the drug.

       In general, a more comprehensive NDA and a more prolonged review process are required for drugs not previously approved for marketing by the FDA. If a second indication for an already approved product is sought, since many of the components of the review process are the same, a shortened review process generally can be anticipated. However, the FDA gives high priority to novel drugs providing unique therapeutic benefits and a correspondingly lower priority to drugs similar to or providing comparable benefits to others already on the market.

       In addition to submitting safety and efficacy data derived from clinical trials for FDA approval, NDA approval requires the manufacturer of the drug to demonstrate the identity, potency, quality and purity of the active ingredients of the product involved, the stability of these ingredients and compliance of the manufacturing facilities, processes and quality control with the FDA's current Good Manufacturing Practices regulations. After approval, manufacturers must continue to expend time, money and effort in production and quality control to assure continual compliance with the current Good Manufacturing Practices regulations.

       Certain of the Company's wound and skin care products are registered with the FDA as "devices" pursuant to the regulations under Section 510(k) of the Federal Food, Drug and Cosmetic Act, as amended. A device is a product used for a particular medical purpose, such as to cover a wound, with respect to which no pharmacological claim can be made. A device which is "substantially equivalent" to another device existing in the market prior to May 1976 can be registered with the FDA under Section 510(k) and marketed without further testing. A device which is not "substantially equivalent" is subject to an FDA approval process similar to that required for a new drug, beginning with an Investigational Device Exemption and culminating in a Premarket Approval. The Company has sought and obtained all its device approvals under Section 510(k). With respect to certain of its wound and skin care products, the Company intends to develop claims for which IND and NDA submissions will be required.

       Department of Agriculture. Certain products being developed by the Company for animal health indications must be approved by the USDA. The procedure involves extensive clinical research, and USDA approvals are required at various stages of product development. The approval process requires, among other things, presentation of substantial evidence to the USDA as to the safety and efficacy of the proposed product. Furthermore, even if approval to test a product is obtained, there is no assurance that ultimate approval for marketing the product will be granted. USDA approval procedures can be protracted.

       Other Regulatory Authorities. The Company's advertising and sales practices are subject to regulation by the Federal Trade Commission, the FDA and state agencies. The Company's processing and manufacturing plants are subject to federal, state and foreign laws and to regulation by the Bureau of Alcohol, Tobacco and Firearms of the Department of the Treasury and by the Environmental Protection Agency as well as the FDA.

       The Company believes that it is in substantial compliance with all applicable laws and regulations relating to its operations, but there is no assurance that such laws and regulations will not be changed. Any such change may have a material adverse effect on the Company's operations.

                         Patents and Proprietary Rights

       As is industry practice, the Company has a policy of using patent, trademark and trade secret protection with a view to preserving its right to exploit the results of its research and development activities and, to the extent it may be necessary or advisable, to exclude others from appropriating the Company's proprietary technology. The Company's policy is to protect aggressively its proprietary technology by seeking and enforcing patents in a worldwide program.

       The Company has obtained patents or filed patent applications in the United States and approximately 24 other countries in three series regarding the compositions of acetylated manna derivatives, the processes by which they are produced and the methods of their use. The first series of patent applications, relating to the compositions of acetylated manna derivatives and certain basic processes of their production, was filed in a chain of United States patent applications and its counterparts in the other 24 countries. The first United States patent application in this first series, covering the composition claims of acetylated manna derivatives, matured into United States Patent No. 4,735,935 (the "935 Patent"), which was issued on April 5, 1988. United States Patent No. 4,917,890 (the "890 Patent") issued on April 17, 1990 from a divisional application to the 935 Patent. This divisional application pertains to most of the remaining claims in the original application not covered by the 935 Patent. The 890 Patent generally relates to the basic processes of producing acetylated manna derivatives, to certain specific examples of such processes and to certain formulations of acetylated manna derivatives. Two other divisional applications covering the remaining claims not covered by the 890 Patent matured into patents, the first on September 25, 1990, as United States Patent No. 4,959,214, and the second on October 30, 1990, as United States Patent No. 4,966,892. Foreign patents that are counterparts to the foregoing United States patents have been granted in some of the member states of the European Economic Community and several other countries.

       The second series of patent applications related to preferred processes for the production of acetylated manna derivatives. One of them matured into United States Patent No. 4,851,224, which was issued on July 25, 1989. This patent is the subject of a Patent Cooperation Treaty application and national foreign applications in several countries. An additional United States patent based on the second series was issued on September 18, 1990, as United States Patent No. 4,957,907.

       The third series of patent applications, relating to the uses of acetylated manna derivatives, was filed subsequent to the second series. Three of them matured into United States Patent Nos. 5,106,616, issued on April 21, 1992, 5,118,673, issued on June 2, 1992, and 5,308,838, issued on May 3, 1994.
The Company intends to file a number of divisional applications to these patents, each dealing with specific uses of acetylated manna derivatives. A Patent Cooperation Treaty application based on the parent United States application has been filed designating a number of foreign countries in which the Company has the option to file specific applications.

       In addition, the Company has also obtained a patent in the United States relating to a wound cleanser, U.S. Patent No. 5,284,833, issued on February 8, 1994. This patent application is the subject of a Patent Cooperation Treaty application designating a number of foreign countries in which the Company has the option to file specific applications in the designated foreign countries.

       The Company has obtained a patent in the United States relating to a therapeutic device made from freeze-dried complex carbohydrate hydrogel (U.S. Patent No. 5,409,703 issued on April 25, 1995).

       The Company intends to file patent applications with respect to subsequent developments and improvements when it believes such protection is in the best interest of the Company. Although the scope of protection which ultimately may be afforded by the patents and patent applications of the Company is difficult to quantify, the Company believes its patents will afford adequate protection to conduct the business operations of the Company. However, there can be no assurance that (I) any additional patents will be issued to the Company in any or all appropriate jurisdictions, (ii) litigation will not be commenced seeking to challenge the Company's patent protection or such challenges will not be successful, (iii) processes or products of the Company do not or will not infringe upon the patents of third parties or (iv) the scope of patents issued to the Company will successfully prevent third parties from developing similar and competitive products. It is not possible to predict how any patent litigation will affect the Company's efforts to develop, manufacture or market its products.

       The Company also relies upon, and intends to continue to rely upon, trade secrets, unpatented proprietary know-how and continuing technological innovation to develop and maintain its competitive position. The Company typically enters into confidentiality agreements with its scientific consultants, and the Company's key employees have entered into agreements with the Company requiring that they forbear from disclosing confidential information of the Company and assign to the Company all rights in any inventions made while in the Company's employ relating to the Company's activities. Accordingly, the Company believes that its valuable trade secrets and unpatented proprietary know-how are adequately protected.

       The technology applicable to the Company's products is developing rapidly. A substantial number of patents have been issued to other biopharmaceutical companies. In addition, competitors have filed applications for, or have been issued, patents and may obtain additional patents and proprietary rights relating to products or processes competitive with those of the Company.

       To the Company's knowledge, acetylated manna derivatives do not infringe any valid, enforceable, United States patents. A number of patents have been issued to others with respect to various extracts of the Aloe vera plant and their uses and formulations, particularly in respect of skin care and cosmetic uses. While the Company is not aware of any existing patents which conflict with its current and planned business activities, there can be no assurance that holders of such other aloe vera based patents will not claim that particular formulations and uses of acetylated manna derivatives in combination with other ingredients or compounds infringe, in some respect, these other patents. In addition, others may have filed patent applications and may have been issued patents relating to products and technologies potentially useful to the Company or necessary to commercialize its products or achieve their business goals. There is no assurance that the Company will be able to obtain licenses of such patents on terms acceptable to it.

       The Company has given the trade name Carrisyn(R) to certain of its products containing acetylated manna derivatives. A selected series of domestic and foreign trademark applications exists for the marks Carrisyn(R), Manapol(R) and Carrasyn(R) which are registered in the United States and several foreign countries. Further, the Company has filed applications for the registration of a number of other trademarks, including AVMP(TM), both in the United States and in certain foreign countries. The Company believes that its trademarks and trade names are valuable assets.

                                    Employees

       As of March 1, 1996, the Company employed 276 persons, of whom 26 were engaged in the operation and maintenance of its Irving processing plant, 131 were employed at the Company's facility in Costa Rica and the remainder were executive, research, quality assurance, manufacturing, administrative, sales, and clerical personnel. Of the total number of employees, 102 were located in Texas, 131 in Costa Rica and one in Puerto Rico. In addition, 45 sales personnel were located in 26 other states. The Company considers relations with its employees to be good. The employees are not represented by a labor union.

                                    Financing

       In January 1995, the Company entered into a financing arrangement with NationsBank of Texas, N.A. The agreement is composed of a $2,000,000 line of credit which expired one year from the date of the agreement and a $6,300,000 term loan that matures five years from the date of the agreement. The interest rate on both credit facilities is prime plus one-half percent or the London

Interbank Offering Rate plus 200 basis points set for a period of thirty, sixty, ninety or one hundred eighty days. The loans are collateralized by the Company's assets and contain certain covenants. As of December 31, 1995, the Company was not in compliance with the term loan's fixed charge ratio covenant. The Company is in discussions with the Bank and is currently working toward a long-term resolution to the non-compliance. As no binding amendments to the term-loan have been agreed upon as of March 31, 1996, all outstanding debt under the term loan has been presented as current for reporting purposes. Given the current cash position, the Company's short- and long-term liquidity will not be significantly affected. As of March 15, 1996, borrowings outstanding under the line of credit and term loan were $0 and $2,977,073, respectively.

ITEM 2. PROPERTIES.

       The Company believes that all its farming property, manufacturing and laboratory facilities, as described below, and material farm, manufacturing and laboratory equipment are in satisfactory condition and are adequate for the purposes for which they are used.

       Walnut Hill Facility. The Company's corporate headquarters occupy all of the 35,000 square foot office and manufacturing building (the "Walnut Hill Facility") which is situated on an approximately 6.6 acre tract of land located in the Las Colinas area of Irving, Texas. The Company owns the land and building, which are subject to a mortgage that secures the note assumed by the Company in connection with its acquisition of the property and assigned to NationsBank of Texas, N.A. During the fourth quarter of 1994, the Company began a project to move its manufacturing operation from its Dallas Facility to the unused space at this facility and expand the amount of office space. This project was completed during the third quarter of 1995. The manufacturing operations occupy approximately 19,000 square feet of the facility, and administrative offices occupy approximately 16,000 square feet.

       Laboratory Facility. The Company leases 24,000 square feet of office, manufacturing and laboratory space (the "Laboratory Facility") in Irving, Texas pursuant to a lease which expires in January 2000. The Company's in-house research and development activities are conducted at the Laboratory Facility. The Company maintains sterile production facilities (which occupy 4,000 square feet of the total space) at the Laboratory Facility for the production of injectable dosage forms of Acemannan Immunostimulant.

       Dallas Facility. The Company leased a facility with 55,000 square feet of office, manufacturing and warehouse space in Dallas, Texas (the "Dallas Facility") pursuant to a lease that expired in June 1995. The Company did not renew this lease. Until August of 1994, the Company's manufacturing facilities occupied approximately 11,000 square feet, and its warehouse and distribution center facilities occupied approximately 32,000 square feet, of the Dallas Facility. In September 1994, the warehouse and distribution center was moved to a new leased facility in Irving, Texas near the Walnut Hill Facility. Substantially all the Company's wound and skin care products were produced at the Dallas Facility. In the second quarter of 1995, the Company's manufacturing operations were moved to the Walnut Hill Facility.

       Warehouse and Distribution Facility. In August 1994, the Company leased a 35,050 square feet office and warehouse facility in Irving, Texas near the Walnut Hill Facility. This lease expires in October 2001. The Company moved its warehouse and distribution center from its Dallas Facility to this facility in September 1994. The warehouse and distribution center occupy approximately 27,000 square feet, and the remaining space is used for offices.

       Costa Rica Facility. The Company owns approximately 405 acres of land in the Guanacaste province of northwest Costa Rica. This land is being used for the farming of Aloe vera plants and for a processing plant to produce bulk pharmaceutical and injectable mannans and freeze-dried aloe vera extracts used in the Company's operations. Construction of the aloe vera processing plant was completed during the second quarter of 1993, and the plant became operational in June 1993. The Company believes that the Costa Rica farm will provide substantially all the aloe vera leaves required to meet the Company's needs. Development of this facility was partially financed with borrowings under a five-year, U.S. dollar-denominated loan from Corporacion Privada de Inversiones de Centroamerica, S.A. ("CPI"), a private bank operating in San Jose, Costa Rica. The loan was paid off in May 1995. During the first quarter of 1994, the Company initiated a project in Costa Rica to upgrade the production plant to meet regulatory requirements for the production of bulk pharmaceutical oral and injectable mannans as required for IND's. This project was completed in the fourth quarter of 1994.

ITEM 3. LEGAL PROCEEDINGS.

       On October 17, 1995, David L. Hinchey (the "Plaintiff")filed a lawsuit styled David L. Hinchey v. Carrington Laboratories, Inc., Cause No. 95-11007-C in the 68th Judicial District Court of Dallas County, Texas, alleging breach of contract in connection with the termination of his employment by the Company. The lawsuit alleged that the Plaintiff's damages were in excess of $50,000 but did not allege a specific amount of damages. The Company filed an answer generally denying the Plaintiff's allegations.

      On March 25, 1996, the parties orally and informally agreed to a settlement of the lawsuit that would, among other things, (i) change the date of termination of the Plaintiff's employment from the original date to the date on which the settlement agreement is signed, but without obligating the Company to pay him any additional compensation, (ii) confirm that the option previously granted to him under the Company's 1995 Stock Option Plan to purchase 10,000 shares of Common Stock of the Company at the original price of $18.625 per share is still in effect, (iii) accelerate the vesting of that option so that it is exercisable in full, (iv) confirm that in accordance with the terms of that option he has a period of 30 days from the termination of his employment in which to exercise the option, and (v) result in a dismissal of the lawsuit with prejudice and release the Company from any liability to the Plaintiff arising out of his employment or the termination thereof.

      Inasmuch as the settlement agreement has not yet been reduced to writing or signed by the parties, there can be no assurance as to whether or when the lawsuit will be settled or, if settled, whether the terms of settlement will be as described above.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

       The Company did not submit any matter to a vote of security holders during the fourth quarter of the fiscal year covered by this Annual Report.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

       The Common Stock of the Company is traded on the NASDAQ National Market under the symbol "CARN". The following table sets forth the high and low sales prices of the Common Stock for each of the periods indicated.

     Fiscal 1994                     High                       Low
     -----------                     ----                       ---

     First Quarter              $ 14 5/8                  $ 11 3/4
     Second Quarter               13 5/8                    9 5/8
     Third Quarter                11 7/8                    8
     Fourth Quarter               10 3/4                    9 5/8


     Fiscal 1995                     High                       Low
     -----------                     ----                       ---

     First Quarter              $ 11                      $ 13 1/8
     Second Quarter               11 1/4                    24 1/2
     Third Quarter                25 1/2                    40 3/4
     Fourth Quarter               14 3/4                    32 1/2

      At March 15, 1996, there were 971 holders of record (including brokerage firms and other nominees) of Common Stock.

      The Company has not paid any cash dividends on the Common Stock and presently intends to retain all earnings for use in its operations. Any decision by the Board of Directors of the Company to pay cash dividends in the future will depend upon, among other factors, the Company's earnings, financial condition and capital requirements. The Company's line of credit and term loan agreements with NationsBank of Texas, N.A. prohibits the Company from declaring or paying cash dividends on any of its capital stock.

ITEM 6. SELECTED FINANCIAL DATA.

- -------------------------------------------------------------------------------------------------------------
                                                                  Selected Consolidated Financial Information
- -------------------------------------------------------------------------------------------------------------

Years Ended November 30, 1991, 1992, 1993,
1994 and Month Ended December 31, 1994 and
Year Ended December 31, 1995
                                                            November 30,                       December 31,
(Dollars and numbers of shares in thousands   ----------------------------------------      ------------------
except per share amounts)                       1991       1992     1993      1994           1994      1995
OPERATIONS STATEMENT INFORMATION:
  Net Sales                                    $15,420   $20,064   $21,184   $25,430        $ 1,781   $24,374
  Cost and expenses:
     Cost of sales                               3,288     5,113     5,289     6,415            516     7,944
     Selling, general and
          administrative                         7,748     9,687     9,371    11,968            985    12,442
     Research and development                    2,896     4,141     5,397     5,334            327     5,370
     Cost of uncompleted public
          offering                                  --       400        --        --             --        --
     Interest, net                                 310       249       218       132             23       115
- --------------------------------------------------------------------------------------------------------------
    Income (loss) before income taxes            1,178       474       909     1,581            (70)   (1,497)
          Provision for income taxes                31       159       104       160             --       131
    Net income (loss)                            1,147       315       805     1,421            (70)   (1,628)
    Net income (loss) per common
      and common equivalent share:                $.14      $.03      $.09      $.18          $(.01)    $(.22)
- --------------------------------------------------------------------------------------------------------------
    Weighted average shares
     used in per share computations              6,482     6,801     7,324     7,341          7,344     7,933
- --------------------------------------------------------------------------------------------------------------
BALANCE SHEET INFORMATION:
    Working capital                            $ 2,517   $ 5,702   $ 5,292   $ 4,720        $ 4,472   $ 8,962
    Total assets                                 9,692    15,115    16,305    19,797         18,899    27,934
    Long-term debt,
     net of current portion                      2,725     2,821     2,168     2,035          1,997        86
    Total shareholders' investment             $ 5,191   $10,062   $11,041   $12,509        $12,439   $22,399
- --------------------------------------------------------------------------------------------------------------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

- --------------------------------------------------------------------------------
Management's Discussion and Analysis of Financial Condition and Results of Operations
- --------------------------------------------------------------------------------

BACKGROUND

The Company is a research-based pharmaceutical and medical device company engaged in the development, manufacturing and marketing of carbohydrate-based therapeutics for the treatment of major illnesses and the dressing and management of wounds and other skin conditions. The Company sells nonprescription products through its wound and skin care division; veterinary medical devices and pharmaceutical products through its veterinary medical division; and consumer products through its consumer products subsidiary, Caraloe, Inc. The Company's research and product portfolio is primarily based on complex carbohydrate technology derived naturally from the Aloe vera plant.

In February 1995, the Company changed its fiscal year ending from November 30 to December 31. Comparative financial statements reflect the single month of December 1994, the fiscal year ended December 31, 1995, and the preceding fiscal years ended November 30.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 1995 and November 30, 1994, the Company held cash and cash equivalents of $6,222,000 and $1,805,000, respectively. The increase in cash of $4,417,000 from November 30, 1994 to December 31, 1995 was attributable to the issuance of common stock through a private placement and the exercise of options and warrants (see Note 8 to the consolidated financial statements) that resulted in an additional $11,602,000 cash. The cash raised through the sale of common stock has been used for capital expenditures of $4,492,000, to increase inventory by $468,000, to reduce debt by a net amount of $570,000, to reduce trade accounts payable and accrued liabilities by $1,183,000 and to increase prepaid expenses and other assets by $666,000. Prior to the private placement, these expenditures were funded using the Company's line of credit. Subsequent to the private placement, the line of credit was paid off and no additional borrowings under the line have occurred. The capital expenditures related to construction at the Company's headquarters in Irving, Texas and the relocation of its manufacturing facility at a leased site to an unused portion of its headquarters (see Note 3 to the Consolidated Financial Statements).

During the first quarter of 1994, the Company completed an evaluation of the production requirements necessary to meet all federal regulatory requirements as a fully-integrated pharmaceutical manufacturer and to provide the production capacity needed to meet long-term sales growth. The Company has moved its wound and skin care manufacturing operation from a leased location to an unused portion of the Company's headquarters facility in Irving, Texas, and expanded its production capability through the addition of higher capacity equipment. At the same location, the Company has upgraded its capability to enable it to produce injectable products that meet FDA standards.

An increase in inventory was planned during the first half of the year to meet sales requirements during the period the manufacturing operations were relocating. However, less than forecasted sales of the Company's bulk Aloe vera products and less than projected sales in the Company's wound and skin care products during the year has resulted in higher than expected inventory levels. The Company regularly evaluates its inventory levels and adjusts production levels at both its Costa Rica plant, where the bulk freeze-dried aloe vera extract is manufactured, and at its U.S. plant to meet anticipated demand.
As a result of these evaluations, inventory levels were reduced by $910,000 during the second half of the year.

In January 1995, the Company entered into an agreement with NationsBank of Texas, N.A. for a $2,000,000 line of credit and a $6,300,000 term loan (see Note 6 to the consolidated financial statements). This agreement increased the Company's available borrowing capacity by over $3,000,000. As of December 31, 1995, the Company had available $2,000,000 under the line of credit and $823,000 under the term loan. In addition to increasing the Company's credit capacity, the agreement lowered the interest rate that the Company has to pay on its outstanding debt by over one percent. Proceeds from the term loan were used to fund planned capital expenditures, a letter of credit required by a supplier, as discussed below, and planned research projects. The line of credit will be used for operating needs, as required. As of December 31, 1995, the Company was not in compliance with

- --------------------------------------------------------------------------------
Management's Discussion and Analysis, continued
- --------------------------------------------------------------------------------

with the term loan's fixed charge ratio covenant. The Company is in discussions with the Bank and is curently working toward a long-term resolution to the non-compliance. As no binding amendments to the term-loan have been agreed upon as of March 31, 1996, all outstanding debt under the term loan has been presented as current for reporting purposes. Given the current cash position, the Company's short- and long-term liquidity will not be significantly affected.

In February 1995, the Company entered into a supply agreement with its supplier of freeze-dried products. The agreement required that the Company establish a $1,500,000 letter of credit. The term loan with NationsBank was used to fund this letter of credit. The funding of the letter of credit reduces the amount that the Company can borrow under the term loan but does not increase the Company's debt unless the letter of credit is utilized by the supplier. As of March 21, 1996, the supplier has not made a presentation for payment under the letter of credit. The contract also requires the Company to accept minimum monthly shipments of $30,000 and to purchase a minimum of $2,500,000 worth of product over a period of five years.

On April 5, 1995, the Company completed a self-directed private placement of 300,000 shares of common stock at a price of $10 per share (see Note 8 to the consolidated financial statements). The net proceeds from this offering were $2,956,000. Of these proceeds, $1,919,000 was used to pay off the outstanding balance and related interest on the Company's line of credit with NationsBank. Additionally, $150,000 was used to pay off debt related to the Company's Costa Rica operations that bore an interest rate of 10.875%. Remaining proceeds are being used to fund capital expenditures, research projects and other operating needs.

From February 1995 through December 1995, 71 employees and 6 directors exercised options for 580,951 shares of common stock. The option prices ranged from $6.25 to $29.00. A total of $7,349,000 was raised by the Company through the exercise of these options. As part of registering for resale the shares issued in the April 1995 private placement, the Company allowed certain warrant holders to include the shares of common stock underlying their warrants in the registration if they would exercise the warrants within 30 days of the effective date of the registration statement. Warrants covering a total of 92,000 shares were exercised at prices of $6.25 to $16.25 per share, resulting in the Company's receipt of a total of $1,084,000.

The Company began a large scale clinical trial during the third quarter of 1995 for the testing of its Aliminase(TM) (formerly CARN 1000) oral capsules for the treatment of acute flare-ups of ulcerative colitis. The Company estimates that the cost of this clinical trial will be approximately $2,000,000, of which 20% was required as an upfront payment. Payments made in advance to the clinical research organization resulted in prepaid expenses increasing. In late 1995, the Company began an initial Phase I study using an injectable Alovex(TM) (formerly CARN 750) in cancer patients involving six cancer types. The estimated cost of this study is $475,000. In the middle of 1996, the Company may begin a second large scale clinical trial for the testing of Aliminase(TM) oral capsules for the treatment of ulcerative colitis. The cost of this trial is expected to be approximately the same as the one that began in the third quarter of 1995.

In November 1995, the Company signed a licensing agreement with a supplier of calcium alginates and other wound care products. Under the agreement, the Company has exclusive marketing rights for ten years to advanced calcium alginate products for North and South America and in the People's Republic of China. Per the agreement, the Company made an up-front payment to the supplier of $500,000. This payment resulted in increasing the prepaid assets of the Company. Additional payments totaling $500,000 will be made to the supplier as new products are delivered.

The Company believes that its cash resources, including available cash, bank line of credit and term loan agreement (see Note 6 to the consolidated financial statements) and expected revenues from sales of wound and skin care, veterinary and consumer products will provide the funds necessary to finance its current operations. The Company does not expect that these cash resources will be sufficient to finance the major clinical studies necessary to develop its products to their full commercial potential. Additional funds, therefore, may have to be raised through equity offerings, borrowings, licensing arrangements, or other means.

- --------------------------------------------------------------------------------
Management's Discussion and Analysis, continued
- --------------------------------------------------------------------------------

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

The production capacity of the Costa Rica plant is larger than the Company's current usage level. Management believes, however, that the cost of the Costa Rica facility will be recovered through operations. The upgraded facility will provide for the production of products needed for large scale clinical trials.

At March 11, 1996, the Company had no material capital commitments other than its promissory notes, leases, agreement with suppliers and clinical trials described above.

IMPACT OF INFLATION

The Company does not believe that inflation has had a material impact on its results of operations.

FISCAL 1994 COMPARED TO FISCAL 1995

Net sales decreased from $25,430,000 to $24,374,000, or 4%. The decrease of $1,056,000 resulted from a $2,557,000, or 11%, decrease in the Company's wound and skin care products. Sales of these products decreased from $23,703,000 to $21,146,000. Fourth quarter sales of the wound and skin care products decreased from $5,900,000 to $4,348,000, or 26%. The Company's wound and skin care products have been marketed primarily to hospitals and select acute care providers. This market has become increasing competitive as a result of pressures to control health care costs. Hospital and distributors have reduced their inventory levels and the number of suppliers used. Also, health care providers have formed group purchasing consortia to leverage their buying power. This environment has required the Company to offer greater discounts and allowances throughout the year to maintain customer accounts. Discounts and allowances increased from $1,267,000 to $3,063,000. They averaged 6.2% of gross wound care sales in the fiscal fourth quarter of 1994, compared with a 18.3% average during the fourth quarter of 1995. In February 1996, the Company revised its price list to more accurately reflect current market conditions. Overall wound care prices were lowered by an average of 19%. In addition to these cost pressures, over the last several years the average hospital stay has decreased over 50% resulting in more patients being treated at alternative care facilities and at home by home health care providers. This also had a negative impact on sales since the Company's sales force had been primarily focused on the hospital market. To counter the market changes, the sales force is now also aggressively pursuing the alternative care markets.

To continue to grow its wound care business, the Company realized that it had to expand from the $38 million hydrogel market in which it currently competes to a much larger segment of the billion dollar plus wound care market. To achieve this objective, an aggressive program of new product development and licensing was undertaken in 1995 with the goal to create a complete line of wound care products to address all stages of wound management. As a result of this program, the Company launched three new wound care product lines in late January 1996. The Company expects to launch additional products in 1996. However, the Company expects the first quarter of 1996 wound care sales to be over $1.5 million less than the first quarter of 1995 as a result of the reduced prices and other competitive market factors. The Company expects the new products to improve sales during the second quarter.

The decrease in the Company's wound and skin care products was partially offset by an increase in sales of Caraloe, Inc., the Company's consumer products subsidiary. Caraloe's sales increased from $1,361,000 to $2,907,000, or 114%. Of this, $1,513,000 is related to the sale of bulk Manapol(R) to one customer, Mannatech. Sales of bulk Manapol(R) to Mannatech increased from $934,000 to $2,447,000. Sales of the

- --------------------------------------------------------------------------------
Management's Discussion and Analysis, continued
- --------------------------------------------------------------------------------

Company's veterinary products decreased from $366,000 to $321,000. In March 1996, the Company entered into an agreement with Farnam, Companies, Inc., a leading marketer of veterinary products, to promote and sell its veterinary line on a broader scale.

Cost of sales increased from $6,415,000 to $7,944,000, or 23.8%. As a percentage of sales, cost of sales increased from 25.2% to 32.6%. This increase is attributable to the increased sales of bulk Manapol(R), which has a substantially lower profit margin, 33%, as compared to the Company's wound and skin care products. In January 1996, the profit margin on Manapol(R) was reduced to 8% as a result of current production levels and costs at the Company's Costa Rica facility. Also, the increasing discounts, as discussed earlier, resulted in the Company's wound and skin care product costs increasing by approximately 4% as a percentage of sales.

Selling, general and administrative expenses increased from $11,968,000 to $12,442,000, or 4%. To accelerate new product development and reduce overhead, the Company was restructured. As a result of the restructuring, approximately $1.4 million of one-time charges were taken during 1995. Of these charges, approximately $700,000 were selling, general and administrative expenses, $500,000 related to severance agreements, $130,000 in increased legal fees and $70,000 to writing off refinancing costs that were incurred when the Company refinanced its long term debt in 1993.

Research and development expenses increased from $5,334,000 to $5,370,000, or 1%. During the first half of 1995, $564,000 of cost associated with severance agreements was charged to research and development. These charges reduced internal salaries on an ongoing basis. However, this reduction was offset by beginning the large scale clinical trial for the testing of Aliminase(TM) (formerly CARN 1000) oral capsules for the treatment of acute flare-ups of ulcerative colitis during the third quarter of 1995. The Company expects its research and development costs to increase by over $2,000,000 in 1996 due to the ulcerative colitis and cancer studies.

Interest expense increased from $171,000 to $251,000, or 47%, due to increased borrowings during the first four months of 1995. Interest income increased from $38,000 to $136,000, or 258%, due to having more excess cash to invest.

Net income for 1994 was $1,421,000, compared with a net loss of $1,628,000 for 1995. This change is a result a changing product mix, increased discounts and one-time charges related to restructuring. Earnings per share were $.18 in 1994, compared to a loss per share of $.22 in 1995.

FISCAL 1993 COMPARED TO FISCAL 1994

Net sales increased from $21,184,000 to $25,430,000, or 20%. The increase of $4,246,000 resulted from a $3,220,000, or 16%, increase in sales of the Company's wound and skin products due to a price increase that went into effect in January 1994. Actual unit sales of the wound and skin care products were unchanged from 1993 to 1994. Also attributing to this increase is a $1,084,000, or 393%, increase in sales of Caraloe, Inc., products, including bulk Manapol(R). These increases were partially offset by a $58,000, or 13%, decline in sales of veterinary products.

Cost of sales increased from $5,288,000 to $6,415,000, or 21%, due to increase in net sales. As a percentage of net sales, cost of sales was 25% in 1993 and 1994.

Selling, general and administrative expenses increased from $9,371,000 to $11,968,000, or 28%, representing a $1,904,000 volume-related increase in sales and marketing expenses and a $693,000 increase in general and administrative expenses attributable to increases in personnel-related costs and legal expenses.

Research and development expenses decreased from $5,397,000 to $5,334,000, or 1%. Significant research and development expenditures were postponed in 1994 principally due to deferred clinical studies while the Company was upgrading its manufacturing facilities to meet specification requirements for new products and while it was obtaining the necessary FDA clearances to conduct the clinical studies.

Interest expense decreased from $259,000 to $171,000. Interest income decreased slightly from $40,000 to $38,000. Net income increased from $805,000 to $1,421,000, or 77%, with earnings per share increasing from $.09 to $.18.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

      Reference is made to the Consolidated Financial Statements of the Company and its subsidiaries listed on page F-1 of this Annual Report, which are hereby incorporated by reference in this Item 8.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      There were no changes in or disagreements with accountants on accounting and financial disclosure matters during any period covered by the financial statements filed herein or any period subsequent thereto.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

      The information required by Item 10 of Form 10-K is hereby incorporated by reference from the information appearing under the captions "Election of Directors," "Executive Officers" and "Section 16(a) Compliance" in the Company's definitive Proxy Statement relating to its 1996 annual meeting of shareholders, which will be filed pursuant to Regulation 14A within 120 days after the Company's fiscal year ended December 31, 1995.

ITEM 11. EXECUTIVE COMPENSATION.

      The information required by Item 11 of Form 10-K is hereby incorporated by reference from the information appearing under the caption "Executive Compensation" in the Company's definitive Proxy Statement relating to its 1996 annual meeting of shareholders, which will be filed pursuant to Regulation 14A within 120 days after the Company's fiscal year ended December 31, 1995.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

      The information required by Item 12 of Form 10-K is hereby incorporated by reference from the information appearing under the captions "Security Ownership of Management" and "Voting Securities and Principal Shareholders" in the Company's definitive Proxy Statement relating to its 1996 annual meeting of shareholders, which will be filed pursuant to Regulation 14A within 120 days after the Company's fiscal year ended December 31, 1995.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      The information required by Item 13 of Form 10-K is hereby incorporated by reference from the information appearing under the caption "Certain Transactions" in the Company's definitive Proxy Statement relating to its 1996 annual meeting of shareholders, which will be filed pursuant to Regulation 14A within 120 days after the Company's fiscal year ended December 31, 1995.

                                     III-1

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)(1) Financial Statements.

      Reference is made to the index on page F-1 for a list of all financial statements filed as a part of this Annual Report.

(a)(2) Financial Statement Schedules.

      Reference is made to the index on page F-1 for a list of all financial statement schedules filed as a part of this Annual Report.

(a)(3) Exhibits.

      Reference is made to the Index to Exhibits on pages E-1 through E-7 -- for a list of all exhibits filed as a part of this Annual Report.

(b) Reports on Form 8-K.

      The Company filed no reports on Form 8-K during the last quarter of its fiscal year ended December 31, 1995.

                          CARRINGTON LABORATORIES, INC.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULES


Consolidated Financial Statements of the Company:

        Consolidated Balance Sheets -- November 30, 1994, December 31, 1994 and 1995 .......................   F - 2

        Consolidated Statement of Operations -- years ended November 30, 1993 and
          1994, month ended December 31, 1994
          and year ended December 31, 1995 .................................................................   F - 3

        Consolidated Statements of Shareholders' Investment --years ended November
          30, 1993 and 1994, month ended December 31, 1994
          and year ended December 31, 1995 .................................................................   F - 4

        Consolidated Statements of Cash Flows -- years ended November 30, 1993 and
          1994, month ended December 31, 1994
          and year ended December 31, 1995 .................................................................   F - 5

        Notes to Consolidated Financial Statements .........................................................   F - 6

        Report of Independent Public Accountants ..........................................................   F - 12

- ----------------------------------------------------------------------------------------------------------------------------------
Consolidated Balance Sheets
- ----------------------------------------------------------------------------------------------------------------------------------
As of                                                                   November 30, 1994   December 31, 1994   December 31, 1995
- ----------------------------------------------------------------------------------------------------------------------------------
ASSETS
Current Assets:
  Cash and cash equivalents                                                  $  1,804,638        $    464,367        $  6,222,008
  Accounts receivable, net of allowance
 for doubtful accounts of $197,586, $204,905
 and $226,884 at November 30, 1994, December 31,
 1994 and December 31, 1995, respectively                                       2,891,375           2,884,911           2,226,651
  Inventories                                                                   4,635,769           5,047,149           5,103,988
  Prepaid expenses and other                                                      641,184             538,650             858,506
- ----------------------------------------------------------------------------------------------------------------------------------
   Total current assets                                                         9,972,966           8,935,077          14,411,153
- ----------------------------------------------------------------------------------------------------------------------------------
PROPERTY, PLANT AND EQUIPMENT, at cost                                         14,441,430          14,726,840          18,932,959
  Less -- Accumulated depreciation                                             (4,981,041)         (5,070,401)         (6,222,309)
- ----------------------------------------------------------------------------------------------------------------------------------
                                                                                9,460,389           9,656,439          12,710,650
- ----------------------------------------------------------------------------------------------------------------------------------
OTHER ASSETS                                                                      363,391             307,460             812,294
- ----------------------------------------------------------------------------------------------------------------------------------
                                                                             $ 19,796,746        $ 18,898,977        $ 27,934,097
- ----------------------------------------------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' INVESTMENT
CURRENT LIABILITIES:
  CURRENT PORTION OF LONG-TERM DEBT                                          $    649,993        $    450,395        $  3,026,287
  Accounts payable                                                              1,217,511           1,557,946             589,607
  Accrued liabilities                                                           2,385,842           1,408,075           1,830,573
  Short-term borrowings                                                         1,000,000           1,046,532                  --
- ----------------------------------------------------------------------------------------------------------------------------------
   Total current liabilities                                                    5,253,346           4,462,948           5,446,467
- ----------------------------------------------------------------------------------------------------------------------------------
LONG-TERM DEBT, net of current portion                                          2,034,563           1,997,261              88,506
- ----------------------------------------------------------------------------------------------------------------------------------
SHAREHOLDERS' INVESTMENT:
  Preferred stock, $100 par value, 1,000,000 shares
 authorized, 10,572, 10,572 and 11,840 Series C shares
 issued at November 30, 1994, December 31, 1994
  and December 31, 1995, respectively                                           1,040,634           1,040,634           1,167,434
  Common stock, $.01 par value, 30,000,000 shares
 authorized, 7,344,390, 7,344,390 and 8,378,999 shares
 issued and outstanding at November 30, 1994,
 December 31, 1994 and December 31, 1995, respectively                             73,444              73,444              83,790
  Capital in excess of par value                                               33,074,508          33,074,508          44,666,112
  Deficit                                                                     (21,505,938)        (21,576,007)        (23,344,401)
 FOREIGN CURRENCY TRANSLATION ADJUSTMENT                                         (173,811)           (173,811)           (173,811)
- ----------------------------------------------------------------------------------------------------------------------------------
   Total shareholders' investment                                              12,508,837          12,438,768          22,399,124

                                                                              $19,796,746        $ 18,898,977        $ 27,934,097
- ----------------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these balance sheets.

- ---------------------------------------------------------------------------------------------------------------------------
                                                                                      Consolidated Statements of Operations
- ---------------------------------------------------------------------------------------------------------------------------
For the Years Ended November 30, 1993, 1994,                                November 30,                  December 31,
and the Month Ended December 31, 1994                               --------------------------     ------------------------
and the Year Ended December 31, 1995                                    1993           1994           1994         1995
- ---------------------------------------------------------------------------------------------------------------------------
NET SALES                                                           $21,183,774    $25,429,654     $1,781,017   $24,374,090
COST AND EXPENSES:
    Cost of sales                                                     5,288,450      6,414,757        516,247     7,944,271
    Selling, general and administrative                               9,370,946     11,968,200        984,535    12,441,972
    Research and development                                          5,397,000      5,333,780        326,916     5,370,109
    Interest expense                                                    258,606        170,755         23,413       250,751
    Interest income                                                     (39,860)       (38,411)           (25)     (136,096)
- ---------------------------------------------------------------------------------------------------------------------------
INCOME BEFORE INCOME TAXES                                              908,632      1,580,573        (70,069)   (1,496,917)
    Provision for income taxes                                          104,000        159,335             --       131,350
- ---------------------------------------------------------------------------------------------------------------------------
NET INCOME                                                          $   804,632    $ 1,421,238     $  (70,069)  $(1,628,267)
- ---------------------------------------------------------------------------------------------------------------------------
NET INCOME PER COMMON AND
  COMMON EQUIVALENT SHARE:                                                 $.09           $.18          $(.01)        $(.22)
- ---------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these statements.

- ------------------------------------------------------------------------------------------------------------------------------------
Consolidated Statements of Shareholders' Investment
- ------------------------------------------------------------------------------------------------------------------------------------
For the Years Ended November 30,                                                                                      Foreign
 1993 and 1994, and the Month                Preferred Stock            Common Stock                  Capital in      Currency
 Ended December 31, 1994, and the    -----------------------------------------------------             Excess of     Translation
 Year Ended December 31, 1995,          Shares      Amount        Shares       Amount    Par Value      Deficit      Adjustment
- ------------------------------------------------------------------------------------------------------------------------------------
BALANCE, November 30, 1992             8,429    $  826,334     7,296,202     $72,962  $32,761,703   $(23,495,021)   $(103,923)
- -------------------------------------------------------------------------------------------------------------------------------

    Issuance of common stock
      upon exercise of stock
      options and warrants                --            --        40,377         404      253,933             --           --
    Dividends on preferred stock       1,011       101,100            --          --           --       (111,674)          --
    Net income for the year               --            --            --          --           --        804,632           --
    Translation adjustment                --            --            --          --           --             --      (69,888)
- -------------------------------------------------------------------------------------------------------------------------------

BALANCE, November 30, 1993             9,440       927,434     7,336,579      73,366   33,015,636    (22,802,063)    (173,811)
- -------------------------------------------------------------------------------------------------------------------------------

    Issuance of common stock
      upon exercise of stock
      options and warrants                --            --         7,811          78       58,872             --           --
    Dividends on preferred stock       1,132       113,200            --          --           --       (125,113)          --
    Net income for the year               --            --            --          --           --      1,421,238           --
- -------------------------------------------------------------------------------------------------------------------------------

BALANCE, November 30, 1994            10,572    $1,040,634     7,344,390     $73,444  $33,074,508   $(21,505,938)   $(173,811)
- -------------------------------------------------------------------------------------------------------------------------------

    Net loss for the month                --            --            --          --           --        (70,069)          --
- -------------------------------------------------------------------------------------------------------------------------------

BALANCE, December 31, 1994            10,572    $1,040,634     7,344,390     $73,444  $33,074,508   $(21,576,007)   $(173,811)
- -------------------------------------------------------------------------------------------------------------------------------

    Sale of common stock at
       $10 per share, net of
        issuance
       costs of $40,732                   --            --       300,000       3,000    2,956,268             --           --
    Issuance of common stock
      upon exercise of stock
      options and warrants                --            --       710,536       7,105    8,426,340             --           --
    Issuance of common stock for
       management and directors'
       compensation                       --            --        24,073         241      208,996             --           --
    Dividends on preferred stock       1,268       126,800            --          --           --       (140,127)          --
    Net loss for the year                 --            --            --          --           --     (1,628,267)          --
- -------------------------------------------------------------------------------------------------------------------------------

BALANCE, December 31, 1995            11,840    $1,167,434     8,378,999     $83,790  $44,666,112   $(23,344,401)   $(173,811)
- -------------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these statements.

- ------------------------------------------------------------------------------------------------
                                                           Consolidated Statements of Cash Flows
- ------------------------------------------------------------------------------------------------
For the Years Ended November 30, 1993
 and 1994 and the Month Ended                   November 30,                December 31,
December 31, 1994 and the                -------------------------     -------------------------
 Year Ended December 31, 1995
                                             1993         1994          1994          1995
- ------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING
 ACTIVITIES:
 Net income (loss)                       $ 804,632    $ 1,421,238    $   (70,069)  $(1,628,267)
 Adjustments to reconcile
  income (loss)
  to net cash provided
   (used)
  by operating activities:
    Depreciation and
     amortization                          964,380      1,206,323        109,648     1,277,466
    Changes in assets and
     liabilities:
  Decrease (increase) in
   accounts receivable, net                483,691       (603,534)         6,464       658,260
  (Increase) in inventories               (230,018)    (2,072,239)      (411,380)      (56,839)
  Decrease (increase) in
   prepaid expenses and
   other                                   227,782       (427,752)       102,534      (319,856)
  (Increase) decrease in
   other assets                            (90,290)         7,535         35,642      (630,391)
  Increase (decrease) in
   accounts payable and
      accrued liabilities..                773,838        838,264      (637,332)      (559,168)
- ------------------------------------------------------------------------------------------------
   Net cash provided (used) by
   operating activities....              2,934,015        369,835      (864,493)    (1,258,795)
 -----------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING
 ACTIVITIES:
 Purchases of property,
  plant and equipment                   (1,575,426)    (3,014,053)     (285,410)    (4,206,119)
- ------------------------------------------------------------------------------------------------
  Net cash used by
   investing activities....             (1,575,426)    (3,014,053)     (285,410)    (4,206,119)
- ------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING
 ACTIVITIES:
 Issuances of common stock                 254,337         58,951            --     11,392,713
 Proceeds from short and
  long-term borrowings                          --      1,500,000            --      5,741,569
 Payments of short and
  long-term debt                          (590,730)      (385,224)     (187,111)    (5,847,644)
 Principal payments of
  capital lease obligations                (69,819)       (48,266)       (3,257)       (64,083)
- ------------------------------------------------------------------------------------------------
  Net cash (used) provided by
   financing activities                   (406,212)     1,125,461      (190,368)    11,222,555
- ------------------------------------------------------------------------------------------------
EFFECT OF EXCHANGE RATE
 CHANGES ON CASH                            (4,034)            --            --             --
- ------------------------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN
 CASH AND
CASH EQUIVALENTS                           948,343     (1,518,757)   (1,340,271)     5,757,641
- ------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS
 AT BEGINNING OF YEAR                    2,375,053      3,323,396     1,804,638        464,367
- ------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS
 AT END OF YEAR                        $ 3,323,396    $ 1,804,639   $   464,367    $ 6,222,008
- ------------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURE OF
 CASH FLOW INFORMATION:
  Cash paid during the
   year for interest                     $ 283,938    $   206,129   $    20,386    $   281,476
  Cash paid during the
   year for income taxes                   166,210        124,120            --         99,157
SUPPLEMENTAL DISCLOSURE OF
 NON-CASH FINANCING
  ACTIVITIES:
  Equipment acquired
   through capital leases                       --        114,203            --             --
  Issuances of common
   stock and warrants                           --             --            --        209,237
- ------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these statements.

- --------------------------------------------------------------------------------
Notes to Consolidated Financial Statements
- --------------------------------------------------------------------------------

NOTE ONE. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

In February 1995, the Company changed its fiscal year ending from November 30 to December 31. Comparative financial statements reflect the single month of December 1994, the fiscal year ended December 31, 1995, and the preceding fiscal years ended November 30.

PRINCIPLES OF CONSOLIDATION     The consolidated financial statements include
the accounts of Carrington Laboratories, Inc. (the "Company") and its subsidiaries, all of which are wholly owned. All intercompany accounts and transactions have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform with 1995 presentation.

CASH EQUIVALENTS    The Company's policy is that all highly liquid investments purchased with a maturity of three months or less are considered to be cash equivalents.

DEPRECIATION AND AMORTIZATION     Land improvements, buildings and improvements,
furniture and fixtures and machinery and equipment are depreciated on the straight-line method over their estimated useful lives (3 - 40 years). Leasehold improvements and equipment under capital leases are depreciated over the terms of the respective leases (2 - 5 years).

TRANSLATION OF FOREIGN CURRENCIES     Based on an evaluation of the activities
of its Costa Rica subsidiaries, as of September 1, 1993, the Company concluded that the functional currency for these operations was the U.S. dollar. Accordingly, such foreign entities translate monetary assets a nd liabilities at year-end exchange rates while non-monetary items are translated at historical rates. Revenue and expense accounts are translated at the average rates in effect during the year, except for depreciation and cost of sales which are transl ated at historical rates. Translation adjustments and transaction gains or losses are recognized in consolidated income in the year of occurrence.

Prior to September 1, 1993, all assets and liabilities of foreign subsidiaries were translated into U.S. dollars at the exchange rates in effect at the balance sheet date. Revenue and expense accounts were translated at weighted average exchange rates. Translation gains and losses were reflected as a separate component of shareholders' investment.

FEDERAL INCOME TAXES Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes," was issued in February 1992. As permitted under SFAS No. 109, the Company elected to adopt the new standard retroactively to December 1, 1989. The adoption of SFAS No. 109 had no significant impact on the financial condition and results of operations for any of the years presented.

Deferred income taxes reflect the tax effect of temporary differences between the amount of assets and liabilities recognized for financial reporting and tax purposes. These deferred taxes are measured by applying currently enacted tax laws. The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Certain of the Company's research and development expenditures qualify for tax credits and such credits are accounted for as a reduction of the current provision for income taxes in the year they are realized.

RESEARCH AND DEVELOPMENT     Research and development costs are expensed as
incurred. Certain laboratory and test equipment determined to have alternative future uses in other research and development activities have been capitalized and are depreciated as research and development expense over the life of the equipment.

POST-RETIREMENT AND POST-EMPLOYMENT BENEFITS     The Financial Accounting
Standards Board has issued SFAS No. 106, "Employers' Accounting for Post-Retirement Benefits Other Than Pensions" and SFAS No. 112, "Employers' Accounting for Post-Employment Benefits." The Company does not offer any post-retirement or post-employment benefits; therefore, these statements have no impact on the Company.

EARNINGS PER SHARE     Earnings per share are based on the weighted average
number of common and common equivalent shares outstanding during each period. Stock options and warrants are included as common stock equivalents if the dilutive effect on net earnings per share is greater than 3%. The common stock equivalents were either antidilutive, or represented dilution of less than 3%, in 1993, 1994 and 1995. The weighted average number of common shares used in computing earnings per share was 7,323,521, 7,340,982 and 7,932,675 for the years ended November 30, 1993, 1994 and December 31, 1995.

USE OF ESTIMATES The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE TWO. INVENTORIES:

Inventories are recorded at the lower of first-in, first-out cost or market. The following summarizes the components of inventory at November 30, 1994 and December 31, 1995:


                                 1994        1995
- ----------------------------------------------------
Raw materials and supplies    $  577,475  $  583,408
Work-in-process                2,615,090   2,725,399
Finished goods                 1,443,204   1,795,181
- ----------------------------------------------------
                              $4,635,769  $5,103,988
- ----------------------------------------------------


Included in work-in-process is $2,495,021 and $2,537,546 of freeze-dried aloe vera inventory as of November 30, 1994 and December 31, 1995, respectively. Finished goods consist of materials, labor and manufacturing overhead.

NOTE THREE. PROPERTY, PLANT AND EQUIPMENT:

The Company has a 6.6 acre tract of land and a 35,000 square foot office and manufacturing building situated thereon. This facility is located in Irving, Texas, a suburb of Dallas, and is used as the Company's headquarters.

During July 1995, the Company completed the manufacturing and distribution project started during the first quarter of 1994. The project involved the physical relocation of its manufacturing operation from a leased facility in Dallas to an unused portion at the Company's corporate headquarters facility in Irving, Texas. The new facility is intended to meet all federal regulatory requirements applicable to provide the production capacity needed to meet long-term sales growth. At the same location, the Company has upgraded its capability to enable it to produce FDA injectable products that meet FDA standards. The total cost expended on the project was $4,469,000.

During the first quarter of 1994, the Company initiated a project in Costa Rica to upgrade its production plant to meet regulatory requirements for the production of bulk acetylated oral and injectable mannans as required for investigational new drugs (INDs). This project was completed in the fourth quarter of 1994 and cost approximately $1,200,000. Funding was provided by existing cash on hand and cash flow from operations. The Company's net investment in property, plant, equipment and other assets in Costa Rica at November 30, 1994 and December 31, 1995 were $4,545,000 and $4,280,000, respectively.

The production capacity of the Costa Rica plant is larger than the Company's current usage level. Management believes, however, that the cost of the Costa Rica facility will be recovered through operations. The upgraded facility will provide for the production of products needed for large scale clinical trials. Management will continue to assess the realizability of the Costa Rica plant assets and will use the methodology described in SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" when it adopts that statement in 1996.

The following summarizes the components of property, plant and equipment at November 30, 1994 and December 31, 1995:

                                                       1994         1995
- ----------------------------------------------------------------------------
Land and improvements                               $ 1,389,433  $ 1,389,334
Buildings and improvements                            4,166,115    8,072,992
Furniture and fixtures                                  822,666      867,571
Machinery and equipment                               7,314,440    7,825,667
Leasehold improvements                                  301,846      330,465
Equipment under capital leases                          446,930      446,930
- ----------------------------------------------------------------------------
                                                    $14,441,430  $18,932,959
- ----------------------------------------------------------------------------


NOTE FOUR. ACCRUED LIABILITIES:

The following summarizes significant components of accrued liabilities at November 30, 1994 and December 31, 1995:

                                                         1994         1995
- ----------------------------------------------------------------------------
Accrued payroll                                     $   587,038  $   210,185
Accrued management
    incentive compensation
                                                        386,533            -
Accrued sales commissions                               199,622      251,511
Accrued taxes                                           133,055      165,249
Preferred dividends                                     111,168      124,495
Accrued severance liability                             126,554      266,735
Other                                                   841,872      812,398
- ----------------------------------------------------------------------------
                                                    $ 2,385,842  $ 1,830,573
- ----------------------------------------------------------------------------


- --------------------------------------------------------------------------------
Notes, continued
- --------------------------------------------------------------------------------

NOTE FIVE. SHORT-TERM BORROWINGS:

Short-term debt activity for each of the years ended November 30, 1994 and December 31, 1995 was as follows:


                                1994           1995
- ------------------------------------------------------
Average amount
  of short-term
  debt outstanding
  during the year          $     3,000     $   467,667

Maximum amount
  of short-term
  debt outstanding
  during the year            1,000,000       1,905,259

Average interest rate
  at year end                    9.25%               -

Average interest rate
  for the year                       -            8.9%
- ------------------------------------------------------


NOTE SIX. DEBT:

On January 30, 1995, the Company entered into an agreement with NationsBank of Texas, N.A. (the "Bank"). The agreement is composed of a $2,000,000 line of credit that expires one year from the date of the agreement and a $6,300,000 term loan that matures four years from the date of the agreement. The term loan is payable in equal quarterly installments of $250,000 principal, plus accrued interest beginning March 31, 1995 and ending January 30, 1999, when the unpaid balance is due. The interest rate on both credit facilities is the Company's option of prime plus .5% or 30, 60, 90, 180 day reserve adjusted LIBOR (London Interbank Offering Rate) plus 2%. The Company paid a commitment fee of $31,500 on the closing date. In February, the Bank waived the requirement that the Costa Rica assets be pledged to secure the term loan. The Company agreed to pay an additional commitment fee of $31,500 at that time. $1,900,000 of the borrowings from the Bank were used to pay off all of the outstanding balances on notes due to Texas Commerce Bank Dallas, N.A. and $1,827,000 was used to pay off the outstanding balance on the mortgage on the Company's headquarters building in Irving, Texas. Of the term loan, $1,500,000 was carved out to provide a letter of credit to a supplier. The letter of credit did not increase long-term debt but reduced the amount available to borrow under the term loan. The remaining proceeds will be used to fund planned capital expenditures, planned research projects, and other operating needs. As of December 31, 1995, no amounts were outstanding under the line of credit and $2,977,000 was outstanding under the term loan. The interest rate on the borrowing ranged from 7.70% to 8.125% between January 30, 1995 and December 31, 1995.

The borrowings under the agreement are secured by the Company's assets in the United States. The Company is required to maintain a consolidated tangible net worth of $12,000,000 through November 29, 1995; $13,750,000 thereafter through November 29, 1996; $15,250, 000 thereafter through November 29, 1997; and $16,750,000 thereafter. Also, the Company cannot permit the ratio of its consolidated total liabilities to consolidated tangible net worth to exceed 1.0 to 1.0 at any time; the ratio of the sum of pretax net income plus unusual charges (severance, extraordinary legal fees and debt refinancing costs related to terminated debt agreements) plus interest expense plus lease expense to fixed charges (interest expense and lease expense) to be less than 1.75 to 1.0; or capital expenditures to exceed $6,500,000 from the date of the agreement to December 31, 1995 or $2,000,000 per year for the calendar years thereafter. In addition, the Company may not pay cash dividends. As of December 31, 1995, the Company was not in compliance with the term loan's fixed charge ratio covenant. The Company is in discussions with the Bank and is currently working toward a long-term resolution to the non-compliance. As no binding amendments to the term-loan have been agreed upon as of March 31, 1996, all outstanding debt under the term loan has been presented as current for reporting purposes. Given the current cash position, the Company's short- and long-term liquidity will not be significantly affected.

In order to help finance the development of the Company's Costa Rica facilities, the Company arranged a five-year U.S. dollar-denominated loan in the amount of $600,000 from Corporacion Privada de Inversiones de CentroAmerica, S.A. In May 1995, the note was paid off using proceeds of the Company's private placement (see Note 8.)

Long-term debt of the Company for the years ended November 30, 1994 and December 31, 1995 is summarized as follows:

                                       1994        1995
- ----------------------------------------------------------
Note payable on land
   and building                     $1,829,199  $
Note payable on Costa Rica
  development costs                    233,318           -
Term Loan                              416,667   2,977,071
Obligations under capital leases       205,372     137,722
- ----------------------------------------------------------
                                     2,684,556   3,114,793
Less - Current portion                 649,993   3,026,287
- ----------------------------------------------------------
                                    $2,034,563  $   88,506
- ----------------------------------------------------------


The Company leases certain computer and other equipment under capital leases expiring at various dates through 1998. The following is a schedule of future minimum lease payments under the capital lease agreements together with the present value of these payments as of December 31, 1995:


Fiscal Years Ending December 31,

- -----------------------------------------------
1996                                   $ 58,910
1997                                     51,164
1998                                     45,425
- -----------------------------------------------
Aggregate minimum lease payments        155,499
Less - Imputed interest included in
  aggregate minimum lease payments       17,777
- -----------------------------------------------
Present value of aggregate minimum
   lease payments                      $137,722
- -----------------------------------------------


NOTE SEVEN. PREFERRED STOCK:

SERIES C SHARES     In June 1991, the Company completed a transaction whereby
the Company issued 7,909 shares of Series C 12% cumulative convertible preferred stock (the "Series C Shares") in exchange for convertible debentures plus interest accrued to the date of exchange to a private investor (the "Investor"). The Series C Shares have a par value of $100 per share, are convertible at par into common stock of the Company at a price of $7.58 per share (subject to certain adjustments), are callable by the Company after Ja nuary 14, 1996 and provide for dividend payments to be made only through the issuance of additional Series C Shares.

Subsequent to year end, all cumulative convertible preferred stock was converted to 174,935 shares of the Company's common stock.

The Company had previously issued to the Investor a warrant to purchase 25,000 shares of common stock of the Company at $15 per share through February 1, 1996. The Company also extended by three years, to February 1, 1996, the life of certain warrants t hat had previously been issued to this Investor for the purchase of 50,000 shares of common stock of the Company (20,000 of which are now owned 10,000 shares each by two executives of the Investor, one of whom is a director of the Company), and reduced the exercise price of such warrants from $25 to $15 per share, which was above the market price of the common stock at the date of adjustment.

In addition to issuing the Series C Shares to the Investor, the Company also reduced the exercise price of warrants held by the Investor and one of its executive officers to purchase 65,000 shares of the Company's common stock from $15 per share to $12.75 per share, which was above the market price of the common stock at the date of adjustment.

Subsequent to year end, the Investor exercised 25,000 warrants and the remaining 30,000 warrants at $12.75 per share.

NOTE EIGHT. COMMON STOCK:

PRIVATE PLACEMENT OF COMMON STOCK    In April 1995, the Company completed a
self-directed private placement of 300,000 shares of unregistered common stock at a price of $10.00 per share. The average of the high and low sale price of the Company's common stock on the NASDAQ National Market on the day of the placement was $10.69 per share. Total proceeds net of issuance cost was $2,956,268. The Company agreed to use its best efforts to file a registration statement with the Securities and Exchange Commission within 90 days after the placement. Effective July 11, 1995, shares related to the private placement were registered for resale with the Securities and Exchange Commission. Proceeds from the placement were used for planned capital expenditures, payment of bank debt, research and development expenditures and other operating needs.

STOCK OPTIONS     The following summarizes stock option activity for each of the three years ended November 30, 1993, 1994 and December 31, 1995:


                                    Options Outstanding
                               Shares       Price Per Share
- ------------------------------------------------------------
Balance, November 30, 1992     644,855   $6.25   to  $29.00
    Granted                    240,205   $8.625  to  $13.50
    Lapsed or cancelled       (114,320)  $6.25   to  $29.00
    Exercised                  (17,025)  $6.25   to  $10.25
- ------------------------------------------------------------
Balance, November 30, 1993     753,715   $6.25   to  $29.00
    Granted                    268,350   $8.25   to  $12.75
    Lapsed or cancelled       (118,275)  $6.25   to  $21.725
    Exercised                   (7,100)  $6.25   to  $10.25
- ------------------------------------------------------------
Balance, November 30, 1994     896,690   $6.25   to  $29.00
    Granted                    575,475   $11.125 to  $35.25
    Lapsed or cancelled        (72,036)  $8.625  to  $20.125
    Exercised                 (580,951)  $6.25   to  $29.00
- ------------------------------------------------------------
Balance, December 31, 1995     819,178   $6.25   to  $35.25
- -------------------------------------------------------------
Options exercisable at
  December 31, 1995            175,424   $6.25   to  $29.00
- -------------------------------------------------------------


The Company has an incentive stock option plan (the "Option Plan") under which incentive stock options and nonqualified stock options may be granted to certain employees. Options are granted at a price no less than the market value of the shares on the date of the grant, except for incentive options to employees who own more than 10% of the total voting power of the Company's common stock, to whom incentive options are granted at a price no less than

110% of the market value. Options granted expire four to ten years from the dates of grant.

The Company has reserved 1,500,000 shares of common stock for issuance under the Option Plan. As of December 31, 1995 options to purchase 369,725 shares have been granted under the option plan, of which no options for shares have been exercised. The Company's 1985 Option Plan expired February 1995. The Company has reserved 1,400,000 shares of common stock for issuance under this plan. At the time the plan expired, options to purchase 1,150,440 had been granted, of which options for 678,951 shares have been exercised.

In October 1995, SFAS No. 123, "Accounting for Stock-Based Compensation," was issued. The disclosure requirements of this statement are effective for financial statements for fiscal years beginning after December 15, 1995. The Company intends to elect the option allowing it to continue to apply the accounting provisions of APB Opinion 25, "Accounting for Stock Issued to Employees." With the Company's plan of adoption, the impact will be limited to additional footnote disclosure.

STOCK WARRANTS From time to time, the Company has granted warrants to purchase common stock to the Company's research consultants and certain other persons rendering services to the Company. The exercise price of such warrants was the market price or in excess of the market price of the common stock at date of issuance. The following summarizes warrant activity for each of the years ended November 30, 1993, 1994 and December 31, 1995:

                                              Warrants Outstanding
                                        Shares      Price Per Share
- -----------------------------------------------------------------------
Balance, November 30, 1992             330,376   $ 5.25   to    $30.50
    Granted                             10,000                  $13.00
    Lapsed or cancelled                (41,126)  $19.75   to    $30.50
    Exercised                          (20,750)  $ 5.25   to    $ 6.25
- -----------------------------------------------------------------------
Balance, November 30, 1993             278,500   $ 6.25   to    $26.00
    Lapsed or cancelled                (42,500)  $18.00   to    $26.00
- -----------------------------------------------------------------------
Balance, November 30, 1994             236,000   $ 6.25   to    $20.125
    Lapsed or cancelled               (130,000)  $11.25   to    $26.00
    Exercised                          (92,000)  $ 6.25   to    $16.25
- -----------------------------------------------------------------------
Balance, December 31, 1995              99,000   $12.125  to    $20.125
- -----------------------------------------------------------------------
Warrants exercisable at
  December 31, 1995                     99,000   $12.125  to    $20.125
- -----------------------------------------------------------------------


Warrants for 78,000 shares expire in 1996. The remaining warrants for 21,000 shares expire between 2000 and 2002.

EMPLOYEE STOCK PURCHASE PLAN On October 29, 1992, the Company adopted an Employee Stock Purchase Plan (the "Stock Purchase Plan"). Under the Stock Purchase Plan, employees may purchase common stock at a price equal to the lesser of 85% of the market price of the Company's common stock on the last business day preceding the enrollment date as defined as January 1, April 1, July 1 or October 1 or any plan year or 85% of the market price on the last business day of the month. If any employee elects to terminate participation in the Stock Purchase Plan, the employee is not eligible to re-enroll until the first enrollment date following six months from such election. The Stock Purchase Plan provides for the grant of rights to employees to purchase a maximum of 500,000 shares of common stock of the Company commencing on January 1, 1993. As of December 31, 1995, 48,731 shares had been purchased by employees at prices ranging from $7.23 to $29.54 per share.

NOTE NINE. SHARE PURCHASE RIGHTS PLAN:

The Company's Board of Directors adopted a share purchase rights plan by declaring a dividend distribution of one preferred share purchase right (a "Right") on each outstanding share of the Company's common stock (the "Common Shares"). The dividend distribution was made October 15, 1991, payable to shareholders of record on that date. The Rights are subject to an agreement (the "Rights Agreement") between the Company and the Company's stock transfer agent, and will expire October 15, 2001, unless redeemed at an earlier date.

Pursuant to the Rights Agreement, each Right will entitle the holder thereof to buy one one-hundredth of a share of the Company's Series D Preferred Stock (the "Preferred Shares"), at an exercise price of $80, subject to certain antidilution adjustments. The Rights will not be exercisable or transferable apart from the Common Shares, until (i) the tenth day after a person or group acquires 20% or more of the Common Shares or (ii) the tenth business day following the commencement of, or the announcement of an intention to make, a tender or exchange offer for 20% or more of the Common Shares. The Rights will not have any voting rights or be entitled to dividends. If the Company is acquired in a merger or other business combination, each Right will entitle its holder to purchase, at the exercise price of the Right, a number of the acquiring company's common shares having a current market value of twice such price. Alternately, if a person or group acquires 20% or more of the Common Shares, then each Right not owned by such acquiring person or group will entitle the holder to purchase, for the exercise price, a number of Common Shares having a market value of twice such price. The Rights are redeemable at the Company's option for $.01 per Right at any time prior to the close of business on the seventh day after the first date of public announcement that a person or group has acquired beneficial ownership of 20% or more of the Common Shares. At any time after a person or group acquires 20% or more of the Common Shares, but prior to the time such acquiring person acquires 50% or more of the Common Shares, the Company's Board of Directors may redeem the Rights (other than those owned by the acquiring person or group), in whole or in part, by exchanging one Common Share for each Right.

NOTE TEN. OPERATING LEASES:

The Company conducts a significant portion of its operations from an office/warehouse/distribution facility and an office/laboratory facility under operating leases that expire over the next seven years. In addition, the Company leases certain office equipment under operating leases that expire over the next four years.

The Company is committed under noncancellable operating leases, with minimum lease payments as of December 31, 1995 as follows:

Fiscal Years Ending December 31,
- ----------------------------------------------
1996                                $  403,425
1997                                   410,130
1998                                   419,733
1999                                   394,128
2000                                   134,055
Thereafter                              82,809
- ----------------------------------------------
Total minimum lease payments        $1,844,280
- ----------------------------------------------


Total rental expense under operating leases was $422,337, $446,935 and $363,973 for the years ended November 30, 1993, 1994 and December 31, 1995, respectively.

NOTE ELEVEN.  INCOME TAXES:

The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities at November 30, 1994 and December 31, 1995 are as follows:

                                      1994                1995
- -----------------------------------------------------------------
- -----------------------------------------------------------------
Net operating loss carryforward    $6,744,072         $ 9,834,875
Research and development
   and other credits                  860,509             839,189
Patent fees                           287,450             308,110
Other, net                            526,930             794,948
Less - Valuation allowance         (8,418,961)        (11,777,122)
- -----------------------------------------------------------------
Deferred income tax asset          $        -         $         -
- -----------------------------------------------------------------


Pursuant to the requirements to SFAS No. 109, a valuation allowance is provided when it is more likely than not the deferred income tax asset will not be realized. The Company has provided a valuation allowance against the entire deferred tax asset at November 30, 1994 and December 31, 1995.

The provision for income taxes for the years ended November 30, 1993, 1994 and December 31, 1995 consisted of the following:


                             1993      1994      1995
- -------------------------------------------------------
Current provision          $104,000  $159,335  $131,350
Deferred provision, net           -         -         -
- -------------------------------------------------------
Total provision            $104,000  $159,335  $131,350
- -------------------------------------------------------


The differences (expressed as a percentage of pre-tax income) between the statutory and effective federal income tax rates are as follows:


                                1993    1994    1995
- -----------------------------------------------------
Statutory tax rate              34.0%   34.0%  (34.0%)
State income taxes               6.2     5.4     2.8
Recognition of previously
   unrecognized deferred
   tax benefits                (36.6)  (35.3)      -
Unrecognized deferred tax
   benefit                         -       -    34.6
Expenses related to foreign
  operations                     6.2     4.7     4.1
Research and development
   tax credit adjustment          .7      .5       -
Other                             .9      .8     1.3
- -----------------------------------------------------
Effective tax rate              11.4%   10.1%    8.8%
- -----------------------------------------------------


At December 31, 1995, the Company had net operating loss carryforwards of approximately $28,926,000 for federal income tax purposes, which expire during the period from 2000 to 2010, and investment and research and development tax credit carryforwards of approximately $839,000, which expire during the period from 1999 to 2008, all of which are available to offset federal income taxes due in future periods.

NOTE TWELVE.
CONCENTRATIONS OF CREDIT RISK:

Financial instruments that potentially expose the Company to concentrations of credit risk, as defined by SFAS No. 105, consist primarily of trade accounts receivable. The Company's customers are not concentrated in any specific geographic region but are concentrated in the health care industry. Significant sales were made to two unaffiliated customers, Baxter Healthcare Corporation accounted for $2,146,000, $2,775,000 and $3,347,768 and Owens & Minor accounted for $1,780,308, $1,794,609 and $3,347,768 of the Company's net sales in 1993,
1994 and 1995, respectively. Sales by Caraloe, Inc. to an unaffiliated customer, Mannatech, Inc., formerly Emprise, Inc., accounted for $0, $934,000 and $2,488,000 of the Company's net sales in 1993, 1994 and 1995, respectively. The Company performs ongoing credit evaluations of its customers' financial condition and establishes an allowance for doubtful accounts based on factors surrounding the credit risk of specific customers and historical trends and other information.

NOTE THIRTEEN. FAIR VALUES OF
FINANCIAL INSTRUMENTS:

SFAS No. 107, "Disclosures About Fair Value of Financial Instruments," requires disclosure of the fair value of financial instruments. The following methods and assumptions were used by the Company in estimating the fair value disclosures for its financial instruments. For cash, trade receivables and payables, the carrying amounts reported in the Consolidated Balance Sheets approximate fair value. The carrying amounts for revolving notes and notes payable approximate fair value based upon the borrowing rates currently available to the Company for similar bank loans.

Note Fourteen. Unaudited Selected Quarterly Financial Data:

The unaudited selected quarterly financial data below reflect the fiscal years ended November 30, 1994 and December 31, 1995, respectively.


       1994          1st Quarter   2nd Quarter   3rd Quarter  4th Quarter
- -------------------------------------------------------------------------
Net sales             $6,414,153    $5,969,416    $6,303,426  $ 6,742,659
Gross profit           5,092,901     4,508,094     4,682,973    4,730,929
Net income               402,795       403,752       391,750      222,941
Income per
    share                    .05           .05           .05          .03
Weighted
   average shares      7,337,458     7,339,148     7,342,932    7,344,390

1995                 1st Quarter   2nd Quarter   3rd Quarter  4th Quarter
- -------------------------------------------------------------------------
Net sales             $6,275,759    $6,407,881    $6,621,396  $ 5,069,054
Gross profit           4,636,540     4,331,661     4,351,009    3,110,609
Net income              (496,782)     (286,555)      162,522   (1,007,452)
Income
   per share                (.07)         (.04)          .02         (.12)
Weighted
   average shares      7,359,387     7,812,878     8,213,508    8,344,929
- -------------------------------------------------------------------------

- -------------------------------------------------------------------------
Report of Independent Public Accountants
- -------------------------------------------------------------------------

To the Shareholders and Board of Directors of Carrington Laboratories, Inc., and Subsidiaries:

We have audited the accompanying consolidated balance sheets of Carrington Laboratories, Inc. (a Texas corporation), and subsidiaries as of November 30, 1994, December 31, 1994, and December 31, 1995, and the related consolidated statements of operations, shareholders' investment, and cash flows for each of the two years in the period ended November 30, 1994, the month ended December 31, 1994, and the year ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material mis-statement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Carrington Laboratories, Inc., and subsidiaries as of November 30, 1994, December 31, 1994 and December 31, 1995, and the results of their operations and their cash flows for the two years ended November 30, 1994, the month ended December 31, 1994 and the year ended December 31, 1995, in conformity with generally accepted accounting principles.



Arthur Andersen LLP
Dallas, Texas
February 9, 1996

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               CARRINGTON LABORATORIES, INC.

Date: April 1, 1996                            By:  /s/ Carlton E. Turner
                                                  -----------------------
                                                    Carlton E. Turner, President

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                      Signatures                                 Title                                  Date
                      ----------                                 -----                                  ----

/s/ Carlton E. Turner                                  President, Chief Executive              April 1, 1996
- -----------------------------                          Officer and Director
Carlton E. Turner

/s/ Sheri L. Pantermuehl                               Chief Financial Officer                 April 1, 1996
- -----------------------------                          (principal financial and
Sheri L Pantermuehl                                    accounting officer)


/s/ R. Dale Bowerman                                   Director                                April 1, 1996
- -----------------------------
R. Dale Bowerman

/s/ George DeMott                                      Director                                April 1, 1996
- -----------------------------
George DeMott

/s/ Robert A. Fildes, Ph.D.                            Director                                April 1, 1996
- -----------------------------
Robert A. Fildes, Ph.D.

/s/ Thomas J. Marquez                                  Director                                April 1, 1996
- -----------------------------
Thomas J. Marquez

/s/ James T. O'Brien                                   Director                                April 1, 1996
- -----------------------------
James T. O'Brien

/s/ Selvi Vescovi                                      Director                                April 1, 1996
- -----------------------------
Selvi Vescovi

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               CARRINGTON LABORATORIES, INC.


Date: April 1, 1996                            By:
                                                  ------------------------------
                                                    Carlton E. Turner, President

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

          Signatures                                             Title                                     Date
          ----------                                             -----                                     ----

- -----------------------------                          President, Chief Executive                 April 1, 1996
Carlton E. Turner                                      Officer and Director

- -----------------------------                          Chief Financial Officer                    April 1, 1996
Sheri L. Pantermuehl                                   (principal financial and
                                                       accounting officer)

- -----------------------------                          Director                                   April 1, 1996
R. Dale Bowerman

- -----------------------------                          Director                                   April 1, 1996
George DeMott

- -----------------------------                          Director                                   April 1, 1996
Robert A. Fildes, Ph.D.

- -----------------------------                          Director                                   April 1, 1996
Thomas J. Marquez

- -----------------------------                          Director                                   April 1, 1996
James T. O'Brien

- -----------------------------                          Director                                   April 1, 1996
Selvi Vescovi

                                INDEX TO EXHIBITS

                                                                                                  Sequentially
    Exhibit Number                            Exhibit                                             Numbered Page
    --------------                            -------                                             -------------

          3.1            Restated Articles of Incorporation of Carrington
                         (incorporated herein by reference to Exhibit 3.1 to Carrington's 1988 Annual Report on Form 10-K).

          3.2            Statement of Cancellation of Redeemable Shares of
                         Carrington dated June 9, 1989 (incorporated herein by reference to Exhibit 3.2 to Carrington's 1991 Annual
                         Report on Form 10-K).

          3.3            Statement of Change of Registered Office and Registered
                         Agent of Carrington (incorporated herein by reference to Exhibit 3.1 to Carrington's Quarterly Report on Form 10-
                         Q for the quarter ended May 31, 1991).

          3.4            Statement of Resolution Establishing Series D Preferred
                         Stock of Carrington (incorporated herein by reference to Exhibit 3.1 to Carrington's Quarterly Report on Form 10-
                         Q for the quarter ended August 31, 1991).

          3.5*           Bylaws of Carrington, as amended through April 27,
                         1995.

          4.1            Form of certificate for Common Stock of Carrington
                         (incorporated herein by reference to Exhibit 4.5 to Carrington's Registration Statement on Form S-3 (No.
                         33-57360) filed with the Securities and Exchange
                         Commission on January 25, 1993).

          4.23 Rights Agreement dated as of September 19, 1991, between Carrington and Ameritrust Company National
                         Association (incorporated herein by reference to Exhibit
                         1 to Carrington's Report on Form 8-K dated September
                         19, 1991).

         10.1+ 1985 Stock Option Plan of Carrington (incorporated herein by reference to Exhibit 10.2 to Carrington's 1993
                         Annual Report on Form 10-K).

         10.2+ Form of Nonqualified Stock Option Agreement for employees, as amended, relating to Carrington's 1985
                         Stock Option Plan (incorporated herein by reference to Exhibit 4.2 to Carrington's Registration Statement on
                         Form S-8 (No. 33-50430) filed with the Securities and
                         Exchange Commission on August 4, 1992).

                                                                                                  Sequentially
    Exhibit Number                            Exhibit                                             Numbered Page
    --------------                            -------                                             -------------

         10.3+ Form of Nonqualified Stock Option Agreement for nonemployee directors, relating to Carrington's 1985
                         Stock Option Plan (incorporated herein by reference to Exhibit 4.3 to Carrington's Registration Statement on
                         Form S-8 (No. 33-50430) filed with the Securities and
                         Exchange Commission on August 4, 1992).

         10.4 Continuing Guaranty dated June 30, 1987, by Carrington in favor of American Hospital Supply Corporation
                         (incorporated herein by reference to Exhibit 10.88 to Carrington's 1987 Annual Report on Form 10-K).

         10.5 Lease agreement dated as of July 28, 1988, between Carrington and ESBO Holdings, Inc. (incorporated herein by reference to Exhibit 10.71 to Carrington's 1988 Annual
                         Report on Form 10-K).

         10.6            Assumption Agreement dated August 2, 1989, between
                         Resource Savings Association, E. Don Lovelace, Jerry L.
                         Lovelace and Carrington (relating to the assumption by Carrington of obligations under the Promissory Note listed as Exhibit 10.9 and the Deed of Trust, Security
                         Agreement and Assignment of Rents listed as Exhibit
                         10.10) (incorporated herein by reference to Exhibit 10.62 to Carrington's 1991 Annual Report on Form 10-K).

         10.7 Promissory Note in the principal amount of $2,350,000, dated May 9, 1985, made by E. Don Lovelace and Jerry
                         L. Lovelace and payable to Resource Savings Association
                         (assumed by Carrington pursuant to the Assumption
                         Agreement listed as Exhibit 10.8) (incorporated herein by reference to Exhibit 10.63 to Carrington's 1991 Annual
                         Report on Form 10-K).

         10.8            Deed of Trust, Security Agreement and Assignment of
                         Rents dated May 9, 1985, made by E. Don Lovelace and
                         Jerry L. Lovelace in favor of William B. Sechrest for the benefit of Resource Savings Association (assumed by
                         Carrington pursuant to the Assumption Agreement listed as Exhibit 10.8)

         10.9 First Amendment to Lease dated October 6, 1989, amending Lease listed as Exhibit 10.5 (incorporated herein by reference to Exhibit 10.58 to Carrington's 1990
                         Annual Report on Form 10-K).

                                                                                                  Sequentially
    Exhibit Number                            Exhibit                                             Numbered Page
    --------------                            -------                                             -------------

         10.10 Common Stock Purchase Warrant (amended and restated) dated June 28, 1991, issued by Carrington to High Plains Baptist Hospital (incorporated herein by reference to Exhibit 10.12 to Carrington's 1993 Annual
                         Report on Form 10-K).

         10.11           Form of Common Stock Purchase Warrant issued by
                         Carrington to certain persons in February 1990
                         (incorporated herein by reference to Exhibit 10.52 to Carrington's 1989 Annual Report on Form 10-K).

         10.12 Common Stock Purchase Warrant dated March 27, 1990, issued by Carrington to Barry Kitt (incorporated herein by reference to Exhibit 10.45 to Carrington's 1990 Annual
                         Report on Form 10-K).

         10.13 Common Stock Purchase Warrant dated July 19, 1990, issued by Carrington to H. Reginald McDaniel, M.D.
                         (incorporated herein by reference to Exhibit 10.46 to Carrington's 1990 Annual Report on Form 10-K).

         10.14           License Agreement dated September 20, 1990, between
                         Carrington and Solvay Animal Health, Inc. (incorporated herein by reference to Exhibit 10.1 to Carrington's
                         Quarterly Report on Form 10-Q for the quarter ended
                         August 31, 1990).

        10.15+ Employment Agreement dated as of December 11, 1990, between Carrington and Karl H. Meister (incorporated herein by reference to Exhibit 10.54 to Carrington's 1990
                         Annual Report on Form 10-K).

         10.16 English translation of Loan Agreement dated as of December 14, 1990, between Finca Savila, S.A. and
                         Corporacion Privada de Inversiones de Centroamerica,
                         S.A., together with Carrington's continuing guarantee dated as of December 17, 1990 in favor of lender
                         (incorporated herein by reference to Exhibit 19.1 to Carrington's 1991 Annual Report on Form 10-K).

         10.17 Form of Common Stock Purchase Warrant (amended and restated) dated June 28, 1991, issued by Carrington to High Plains Baptist Hospital (incorporated herein by reference to Exhibit 10.19 to Carrington's 1993 Annual
                         Report on Form 10-K).

                                                                                                  Sequentially
    Exhibit Number                            Exhibit                                             Numbered Page
    --------------                            -------                                             -------------

         10.18           Form of Common Stock Purchase Warrant dated January
                         11, 1991, issued by Carrington to R. Dale Bowerman
                         (incorporated herein by reference to Exhibit 10.49 to Carrington's 1990 Annual Report on Form 10-K).

         10.19 Form of Common Stock Purchase Warrant (amended and restated) dated June 28, 1991, issued by Carrington to T.H. Holloway, Jr. (incorporated herein by reference to Exhibit 10.21 to Carrington's 1993 Annual Report on
                         Form 10-K).

         10.20           Contract Research Agreement dated as of August 8,
                         1991, between Carrington and Texas Agriculture
                         Experimental Station, as agent for the Texas A&M
                         University System (incorporated herein by reference to Exhibit 10.55 to Carrington's 1991 Annual Report on
                         Form 10-K).

         10.21           Lease Agreement dated as of August 30, 1991, between
                         Carrington and Western Atlas International, Inc.
                         (incorporated herein by reference to Exhibit 10.59 to Carrington's 1991 Annual Report on Form 10-K).

         10.22           Form of Common Stock Purchase Warrant dated
                         September 19, 1991, issued by Carrington to each of Ian
                         R. Tizard, Ph.D., J. Harold Helderman, M.D., Maurice C.
                         Kemp, David L. Busbee and Gerald R. Bratton
                         (incorporated herein by reference to Exhibit 10.34 to Carrington's 1991 Annual Report on Form 10-K).

         10.23 Second Amendment to Lease dated November 14, 1991, amending Lease listed as Exhibit 10.5 (incorporated herein by reference to Exhibit 10.58 to Carrington's 1991
                         Annual Report on Form 10-K).

         10.24           Form of Common Stock Purchase Warrant dated March
                         19, 1992, issued by Carrington to Hedgemoor
                         Consultants, Inc. (incorporated herein by reference to Exhibit 10.65 to Carrington's 1992 Annual Report on
                         Form 10-K).

         10.25           Form of Common Stock Purchase Warrant dated April
                         29, 1992, issued by Carrington to Haskell and Joyce Sells
                         (incorporated herein by reference to Exhibit 10.66 to Carrington's 1992 Annual Report on Form 10-K).

                                                                                                  Sequentially
    Exhibit Number                            Exhibit                                             Numbered Page
    --------------                            -------                                             -------------

         10.26           Form of Common Stock Purchase Warrant dated April
                         29, 1992, issued by Carrington to Vance Kirkland Meares
                         (incorporated herein by reference to Exhibit 10.67 to Carrington's 1992 Annual Report on Form 10-K).

         10.27           Form of Common Stock Purchase Warrant dated April
                         29, 1992, issued by Carrington to Patrice M. Carroll
                         (incorporated herein by reference to Exhibit 10.68 to Carrington's 1992 Annual Report on Form 10-K).

         10.28           Form of Common Stock Purchase Warrant dated April
                         29, 1992, issued by Carrington to Michael A. Carroll
                         (incorporated herein by reference to Exhibit 10.69 to Carrington's 1992 Annual Report on Form 10-K).

         10.29+* Employee Stock Purchase Plan of Carrington as amended through June 15, 1995.

         10.30 Stock Purchase Agreement dated October 27, 1992, between Carrington and the investors named therein
                         (incorporated herein by reference to Exhibit 2.1 to Carrington's Registration Statement Form S-3 (No. 33-
                         57360) filed with the Securities and Exchange
                         Commission on January 25, 1993).

         10.31           Registration Rights Agreement between Carrington and
                         Leslie B. Clements and related letter from Carrington to Mr. Clements dated January 21, 1993 (incorporated herein by reference to Exhibit 2.3 to Carrington's
                         Registration Statement on Form S-3 (No. 33-57360) filed with the Securities and Exchange Commission on January
                         25, 1993).

         10.32           Registration Rights Agreement between Carrington and
                         Dr. Robert H. Carpenter and related letter from Carrington to Dr. Carpenter dated January 21, 1993
                         (incorporated herein by reference to Exhibit 2.4 to Carrington's Registration Statement on Form S-3 (No.
                         33-57360) filed with the Securities and Exchange
                         Commission on January 25, 1993).

         10.33           Registration Rights Agreement between Carrington and
                         Charles F. May and related letter from Carrington to Mr.
                         May dated January 21, 1993 (incorporated herein by reference to Exhibit 2.5 to Carrington's Registration
                         Statement on Form S-3 (No. 33-57360) filed with the
                         Securities and Exchange Commission on January 25,
                         1993).

                                                                                                  Sequentially
    Exhibit Number                            Exhibit                                             Numbered Page
    --------------                            -------                                             -------------

         10.34           Registration Rights Agreement between Carrington and
                         Bertram D. Siegel and related letter from Carrington to Mr. Siegel dated January 21, 1993 (incorporated herein by reference to Exhibit 2.6 to Carrington's Registration
                         Statement on Form S-3 (No. 33-57360) filed with the
                         Securities and Exchange Commission on January 25,
                         1993).

         10.35+ Employment Agreement dated as of August 11, 1992, between Carrington and Stephen G. Madison
                         (incorporated herein by reference to Exhibit 10.76 to Carrington's 1992 Annual Report on Form 10-K).

         10.36           Common Stock Purchase Warrant dated September 14,
                         1993, issued by Carrington to E. Don Lovelace
                         (incorporated herein by reference to Exhibit 10.44 to Carrington's 1993 Annual Report on Form 10-K).

         10.37           Common Stock Purchase Warrant dated September 14,
                         1993, issued by Carrington to Jerry L. Lovelace
                         (incorporated herein by reference to Exhibit 10.45 to Carrington's 1993 Annual Report on Form 10-K).

         10.38 Modification and Extension Agreement dated as of September 15, 1993, relating to Assumption Agreement listed as Exhibit 10.8, Promissory Note listed as Exhibit
                         10.9 and Deed of Trust, Security Agreement and
                         Assignment of Rents listed as Exhibit 10.10 (incorporated herein by reference to Exhibit 10.46 to Carrington's 1993
                         Annual Report on Form 10-K).

         10.39           Non-Exclusive Supply Agreement dated as of January 26,
                         1994, between Carrington and Cambrex Hydrogels, Inc.
                         (incorporated herein by reference to Exhibit 10.47 to Carrington's 1993 Annual Report on Form 10-K).

         10.40           Third Amendment to Lease dated as of February 15,
                         1994, amending Lease listed as Exhibit 10.5
                         (incorporated herein by reference to Exhibit 10.48 to Carrington's 1993 Annual Report on Form 10-K).

         10.41           Agreement Regarding Termination of Employment and
                         Full and Final Release dated February 16, 1994, between
                         Carrington and David A. Hotchkiss (incorporated herein by reference to Exhibit 10.49 to Carrington's 1993 Annual
                         Report on Form 10-K).

                                                                                                  Sequentially
    Exhibit Number                            Exhibit                                             Numbered Page
    --------------                            -------                                             -------------

         10.42+ 1995 Stock Option Plan (incorporated herein by reference to Exhibit 10.50 to Carrington's 1994 Annual Report on
                         Form 10-K).

         10.43           Supply Agreement dated May 16, 1994, between Caraloe,
                         Inc. and Emprise International, Inc. (incorporated herein by reference to Exhibit 10.51 to Carrington's 1994 Annual
                         Report on Form 10-K).

         10.44 Trademark License Agreement dated May 16, 1994, between Caraloe, Inc. and Emprise International, Inc.
                         (incorporated herein by reference to Exhibit 10.52 to Carrington's 1994 Annual Report on Form 10-K).

         10.45           License Agreement dated March 18, 1994, between
                         Carrington and Societe Europeenne de Biotechnologie
                         (incorporated herein by reference to Exhibit 10.53 to Carrington's 1994 Annual Report on Form 10-K).

         10.46 Agreement dated March 28, 1994, between Carrington and Keun Wha Pharmaceutical Co., Ltd., (incorporated herein by reference to Exhibit 10.54 to Carrington's 1994
                         Annual Report on Form 10-K).

         10.47           Lease Agreement dated June 15, 1994, between DFW
                         Nine, a California limited partnership, and Carrington
                         (incorporated herein by reference to Exhibit 10.55 to Carrington's 1994 Annual Report on Form 10-K).

        10.48+           Agreement Regarding Termination of Employment and
                         Full and Final Release dated August 17, 1994, between
                         Carrington and Stephen G. Madison (incorporated herein by reference to Exhibit 10.56 to Carrington's 1994 Annual
                         Report on Form 10-K).

         10.49           Lease Amendment dated August 23, 1994, amending
                         Lease Agreement listed as Exhibit 10.54 (incorporated herein by reference to Exhibit 10.57 to Carrington's 1994
                         Annual Report on Form 10-K).

         10.50           License Agreement dated September 29, 1994, between
                         Carrington and Immucell Corporation (incorporated herein by reference to Exhibit 10.58 to Carrington's 1994
                         Annual Report on Form 10-K).

         10.51 Consulting Agreement dated November 17, 1994, between Carrington and R. Dale Bowerman (incorporated herein by reference to Exhibit 10.59 to Carrington's 1994
                         Annual Report on Form 10-K).

                                                                                                  Sequentially
    Exhibit Number                            Exhibit                                             Numbered Page
    --------------                            -------                                             -------------

         10.52 Third Lease Amendment dated December 1, 1994, amending Lease Agreement listed as Exhibit 10.21
                         (incorporated herein by reference to Exhibit 10.60 to Carrington's 1994 Annual Report on Form 10-K).

         10.53           Credit Agreement dated January 30, 1995, between
                         Carrington and NationsBank of Texas, N.A.
                         (incorporated herein by reference to Exhibit 10.61 to Carrington's 1994 Annual Report on Form 10-K).

         10.54           Settlement Agreement dated February 7, 1995, between
                         Carrington, Bill H. McAnalley, Clinton H. Howard and
                         Royal Bodycare, Inc. (incorporated herein by reference to Exhibit 10.62 to Carrington's 1994 Annual Report on
                         Form 10-K).

         10.55           Production Contract dated February 13, 1995, between
                         Carrington and Oregon Freeze Dry, Inc. (incorporated herein by reference to Exhibit 10.63 to Carrington's 1994
                         Annual Report on Form 10-K).

         10.56 Management Compensation Plan (incorporated herein by reference to Exhibit 10.64 to Carrington's 1994 Annual
                         Report on Form 10-K).

         10.57           Research Agreements dated June 24, 1994, September
                         16, 1994, and February 2, 1995, between Southern
                         Research Institute and Carrington (incorporated herein by reference to Exhibit 10.65 to Carrington's 1994 Annual
                         Report on Form 10-K).

         10.58           Trademark License Agreement between Caraloe, Inc.
                         (Licensor) and Emprise International, Inc. (Licensee) dated March 31, 1995 (incorporated herein by reference to Exhibit 10.2 to Carrington's Second Quarter 1995
                         Report on Form 10-Q).

         10.59           Supply Agreement between Caraloe, Inc. (Seller) and
                         Emprise International, Inc. (Buyer) dated March 31,1995
                         (incorporated herein by reference to Exhibit 10.3 to Carrington's Second Quarter 1995 Report on Form 10-Q).

         10.60           Sales Distribution Agreement between the Chinese
                         Academy of Sciences and Carrington Laboratories, Inc.
                         dated August 16, 1995 (incorporated herein by reference to Exhibit 10.1 to Carrington's Third Quarter 1995
                         Report on Form 10-Q).

                                                                                                  Sequentially
    Exhibit Number                            Exhibit                                             Numbered Page
    --------------                            -------                                             -------------

         10.61           Sales Distribution Agreement between the Chinese
                         Academy of Sciences and Carrington Laboratories, Inc.
                         dated August 16, 1995 (incorporated herein by reference to Exhibit 10.2 to Carrington's Third Quarter 1995
                         Report on Form 10-Q).

         10.62           Sales Distribution Agreement between the Chinese
                         Academy of Sciences and Carrington Laboratories, Inc.
                         dated August 16, 1995 (incorporated herein by reference to Exhibit 10.3 to Carrington's Third Quarter 1995
                         Report on Form 10-Q).

         10.63           Supply and Distribution Agreement between Medical
                         Polymers, Inc., and Carrington Laboratories, Inc., dated
                         September 15, 1995 (incorporated herein by reference to Exhibit 10.4 to Carrington's Third Quarter 1995 Report on Form 10-Q).

         10.64           Clinical Services Agreement between Pharmaceutical
                         Products Development, Inc., and Carrington
                         Laboratories, Inc., dated July 10, 1995 (incorporated herein by reference to Exhibit 10.5 to Carrington's Third
                         Quarter 1995 Report on Form 10-Q).

         10.65           Non-exclusive Sales and Distribution Agreement between
                         Innovative Technologies Limited and Carrington
                         Laboratories, Inc. dated August 22, 1995 (incorporated herein by reference to Exhibit 10.6 to Carrington's Third
                         Quarter 1995 Report on Form 10-Q).

         10.66           Supplemental Agreement to Non-exclusive Sales and
                         Distribution Agreement between Innovative Technologies
                         Limited and Carrington Laboratories, Inc. dated October
                         16, 1995 (incorporated herein by reference to Exhibit
                         10.7 to Carrington's Third Quarter 1995 Report on Form
                         10-Q).

         10.67           Product Development and Exclusive Distribution
                         Agreement between Innovative Technologies Limited and
                         Carrington Laboratories, Inc. dated November 10, 1995
                         (incorporated herein by reference to Exhibit 10.8 to Carrington's Third Quarter 1995 Report on Form 10-Q).

         10.68+*         Resignation Agreement and Full and Final Release dated
                         February 24, 1995, between Carrington and Bill H.
                         McAnalley.

                                                                                                  Sequentially
    Exhibit Number                            Exhibit                                             Numbered Page
    --------------                            -------                                             -------------

         10.69+*         Revised and Restated Resignation Agreement dated March
                         14, 1995, between Carrington and Karl H.
                         Meister.

         10.70* Common Stock Purchase Warrant dated August 4, 1995, issued by Carrington to Clifford T. Kalista.

         10.71*          Consulting Agreement dated May 5, 1995, between
                         Carrington and Clifford T. Kalista.

         10.72+*         Form of Nonqualified Stock Option Agreement for
                         employees relating to Carrington's 1995 Stock Option
                         Plan (incorporated herein by reference to Exhibit 10.50 to
                         Carrington's 1994 Annual Report on Form 10-K.)

         10.73+* Form of Nonqualified Stock Option Agreement for nonemployee directors relating to Carrington's 1995
                         Stock Option Plan.

         10.74           Form of Stock Purchase dated April 5, 1995 between
                         Carrington and persons named in Annex I thereto
                         (incorporated herein by reference to Exhibit 2.1 to Carrington's Registration Statement 33-60833 on Form
                         S-3).

         10.75           Form of Registration Rights Agreement dated June 20,
                         1995 between Carrington and persons named in Annex I
                         thereto (incorporated herein by reference to Exhibit 2.2 to
                         Carrington's Registration Statement 33-60833 on Form
                         S-3).

         10.76*          Supply and Distribution Agreement between Farnam
                         Companies, Inc. and Carrington Laboratories, Inc. dated
                         March 22, 1996.

         10.77+*         Termination Agreement and Full and Final Release dated
                         August 18, 1995, between Carrington and Terry M. Nida.

         11.1*           Computation of Net Income (Loss) Per Common and
                         Common Equivalent Share.

         21.1*           Subsidiaries of Carrington.

         23.1*           Consent of Arthur Andersen LLP

         27.1*           Financial Data Schedule

- ----------

*  Filed herewith.

+  Management contract or compensatory plan.