Form 10-Q
period 1996-03-31
CARRINGTON LABORATORIES INC /TX/
filed 1996-05-15
CIK 718007

                                         UNITED STATES
                              SECURITIES AND EXCHANGE COMMISSION
                                    Washington, D.C.  20549
                                           Form 10-Q
   (Mark One)
   (   X   )              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                              OF THE SECURITIES EXCHANGE ACT OF 1934

   For the quarterly period ended     March 31, 1996
                                  ------------------------------------------
                                              OR
   (       )              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                              OF THE SECURITIES EXCHANGE ACT OF 1934

   For the transition period from                          To
                                   ----------------------      -------------

   Commission file number      0-11997
                         ---------------------------------------------------
                              CARRINGTON LABORATORIES, INC.
                      (Exact name of registrant as specified in its charter)
               Texas                                  75-1435663
   ------------------------------          ---------------------------------
   (State or other jurisdiction of         (IRS Employer Identification No.)
    incorporation or organization)

                      2001 Walnut Hill Lane, Irving, Texas  75038
   ------------ ------------------------------------------------------------
                (Address of principal executive offices and Zip Code)

                                     214-518-1300
   -------------------------------------------------------------------------
               (Registrant's telephone number, including area code)

   -------------------------------------------------------------------------
               (Former name, former address and former fiscal year,
                         if changed since last report)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange
   Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
   Yes       X          No
       -------------       ------------
                  APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                     PROCEEDINGS DURING THE PRECEDING FIVE YEARS:
   Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
   Yes             No
       ----------     -----------
                       APPLICABLE ONLY TO CORPORATE ISSUERS:
   Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.
   8,771,017 shares of Common Stock, $.01 par value were outstanding at May 10, 1996.

                                  INDEX




                                                              Page Number

    Part I.  FINANCIAL INFORMATION

     Item 1. Financial Statements

             Condensed Consolidated Balance Sheets at
             March 31, 1996 (unaudited) and December
             31, 1995.                                           3, 4

             Condensed Consolidated Statements of
             Operations for the three months ended
             March 31, 1996 and 1995 (unaudited).                 5

             Consolidated Statements of Cash Flows
             for the three months ended March 31,
             1996 and 1995 (unaudited).                           6

             Notes to Condensed Consolidated
             Financial Statements (unaudited).                   7-10

     Item 2. Management's Discussion and Analysis of
             Financial Condition and Results of
             Operations.                                        11-15

   Part II.  OTHER INFORMATION


    Item 1.  Legal Proceedings                                    16

    Item 6.  Exhibits and Reports on Form 8-K                     17

                                 PART I - FINANCIAL INFORMATION


   Item 1.  Financial Statements

   Condensed Consolidated Balance Sheets
   (Dollar amounts in 000's)

                                        (unaudited)
                                         March 31,      December 31,
                                           1996            1995
                                        -----------     -----------

    ASSETS

    Cash and cash equivalents               $8,054        $6,222

    Accounts receivable, net                 2,424         2,227

    Inventories                              4,482         5,104

    Prepaid expenses and other                 605           858
                                        -----------     -----------

                Total Current Assets        15,565        14,411
                                        -----------     -----------

    Property, plant and equipment, net      12,502        12,711

    Other assets                               949           812
                                        -----------     -----------

                                           $29,016       $27,934

                                        ===========     ===========



   The accompanying notes are an integral part of these statements.

   Condensed Consolidated Balance Sheets
   (Dollar amounts in 000's)

                                               (unaudited)
                                                March 31,   December 31,
                                                  1996          1995
                                               ----------   ------------
    LIABILITIES AND SHAREHOLDERS' INVESTMENT

    Current portion of long-term debt            $ 3,020        $ 3,026
    Accounts payable and accrued liabilities       3,082          2,420

                                               ----------   ------------
             Total Current Liabilities             6,102          5,446

    Long-term debt, net of current portion            87             89



    Shareholders' Investment:

    Preferred stock                                    0          1,167
    Common stock                                      87             84

    Capital in excess of par                      48,449         44,666

    Deficit                                      (25,535)       (23,344)

    Foreign currency translation adjustment         (174)          (174)

                                               ----------   ------------
             Total Shareholders' Investment       22,827         22,399

                                               ----------   ------------
                                                 $29,016        $27,934
                                               ==========   ============

   The accompanying notes are an integral part of these statements.

   Condensed Consolidated Statements of Operations  (unaudited)
   (Dollar amounts in 000's, except per share amounts)


   Three Months Ended March 31,              1996         1995
                                           ---------   ---------
    NET SALES                                $5,514      $6,276

    COST AND EXPENSES:
       Cost of sales                          2,930       1,639
       Selling, General
          and Administrative                  2,830       3,576
       Research and development               1,948       1,473
       Interest, net                            (38)         69
                                           ---------   ---------
    LOSS BEFORE INCOME TAXES                 (2,156)       (481)

       Provision for income taxes                 0          16
                                           ---------   ---------
    NET LOSS                                ($2,156)    ($  497)
                                           =========   =========
    NET LOSS PER COMMON
      EQUIVALENT SHARE                      ($ 0.25)    ($ 0.07)
                                           =========   =========
    WEIGHTED AVERAGE COMMON AND
    COMMON EQUIVALENT SHARES               8,666,167   7,359,377
                                           =========   =========

   The accompanying notes are an integral part of these statements.

   Carrington Laboratories, Inc., and Subsidiaries

   Condensed Statements of Cash Flow (unaudited)
   (Dollar amounts in 000's)


    Three Months Ended March 31,                          1996      1995
                                                        --------  --------
    CASH FLOWS FROM OPERATING ACTIVITIES:

    Net loss                                            ($2,156)  ($  497)
        Adjustments to reconcile net loss to
          net cash used by operating activities:
        Depreciation                                        323       327
    Changes in assets and liabilities:

       (Increase) decrease in receivables, net             (197)      377
       Decrease (increase) in inventories, net              622      (957)
       Decrease in prepaid expenses and other               253       114
       (Increase) decrease in other assets                 (148)       72
       Increase in accounts payable and accrued             663       240

                                                        --------  --------
           Net Cash Used By Operating Activities           (640)     (324)
                                                        ========  ========
    CASH FLOWS FROM INVESTING ACTIVITIES:
       Purchases of property, plant & equipment,           (104)   (1,463)

                                                        --------  --------
           Net Cash Used By Financing Activities           (104)   (1,463)
                                                        ========  ========
    CASH FLOWS FROM FINANCING ACTIVITIES:
       Issuances of common stock                          2,585       167

       Proceeds from borrowing                                0     1,795
       Debt payments                                         (9)      (50)
                                                        --------  --------
           Net Cash Provided By Financing                 2,576     1,912
                                                        ========  ========

    NET INCREASE IN CASH AND CASH EQUIVALENTS             1,832       125
                                                        --------  --------
    CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD        6,222       464
                                                        --------  --------
    CASH AND CASH EQUIVALENTS, END OF PERIOD             $8,054    $  589

                                                        ========  ========
    SUPPLEMENTAL DISCLOSURE OF CASH FLOW
           Cash paid during the period for interest      $    2    $   56
           Cash paid during the period for income        $    0    $   12

   The accompanying notes are an integral part of these statements.

   Notes to Condensed Consolidated Financial Statements (unaudited)


   (1)     Condensed Consolidated Financial Statements:

   The condensed consolidated balance sheet as of March 31, 1996 and the condensed consolidated statements of operations and cash flows for the three month periods ended March 31, 1996 and 1995 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include all normal recurring adjustments) necessary to present fairly the consolidated financial position, results of operations and cash flows at March 31, 1996, and for all periods presented have been made.

   Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's annual report to shareholders or Form 10-K for the year ended December 31, 1995.

   (2)     Inventories:

   Inventories are recorded at the lower of first-in-first-out cost or market. The following summarizes the components of inventory at March 31, 1996 and December 31, 1995:

                                 March 31,     December 31,
    (In 000's)                     1996            1995
                                 ---------     ------------
    Raw Materials and
       Supplies                   $  736         $  583

    Work-In-Process                2,653          2,726

    Finished Goods                 1,093          1,795
                                 ---------     ------------
    Total Inventory               $4,482         $5,104
                                 =========     ============

   Lower than forecasted sales of the Company's bulk Aloe vera products and less than projected sales of the Company's wound and skin care products during the latter half of 1995 through the first quarter of 1996 resulted in higher than expected inventory levels as of December 31, 1995 and March 31, 1996. The Company regularly evaluates its inventory levels and adjusts production levels at both its Costa Rica plant, where the bulk freeze-dried aloe vera extract is manufactured, and at its U.S. plant to meet anticipated demand. As a result of these evaluations, inventory reduction programs were initiated in the latter part of 1995 and into 1996. As a result of these programs, inventory levels were reduced by $622,000 during the first quarter of 1996. These programs included reduced production at the Company's manufacturing facility in Irving, Texas. The lowering of production levels resulted in unabsorbed overhead costs totaling $484,000 that would have normally been capitalized into inventory. The unabsorbed overhead was included in wound care cost of goods sold.

   Included in work-in-process is $2,385,000 and $2,538,000 of freeze-dried aloe vera inventory as of March 31, 1996 and December 31, 1995, respectively. Finished goods consist of materials, labor and manufacturing overhead.

   (3)     Property, Plant and Equipment:

   Net investment in property, plant and equipment as of March 31, 1996 and December 31, 1995 was $12,502,000 and $12,711,000 respectively. Net investment in property, plant and equipment in Costa Rica as of March 31, 1996 and December 31, 1995 was $4,084,000 and $4,157,000 respectively.

   The production capacity of the Costa Rica plant is larger than the Company's current usage level. Management believes, however, that the cost of the Costa Rica facility will be recovered through operations. The facility will provide for the production of products for large scale clinical trials as well as future product demand. Management will continue to assess the realizability of the Costa Rica plant assets and will use the methodology described in SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of."

   (4)     Debt:

   In January 1995, the Company entered into an agreement with NationsBank of Texas, N.A. (the "Bank") for a $2,000,000 line of credit and a $6,300,000 term loan. Proceeds from the term loan were used to fund planned capital expenditures, a letter of credit required by a supplier, as discussed below, and planned research projects. The line of credit was to be used for operating needs, as required. As of December 31, 1995, the Company was not in compliance with the term loan's fixed charge ratio covenant. As of March 31, 1996, the Company was in discussions with the Bank to obtain a long-term resolution to the non-compliance. Rather than amend the term loan, on April 29, 1996, the Company's management elected to pay off the entire term loan balance of $2,977,000 plus $18,000 in accrued interest with available cash to eliminate the interest expense on the term loan. All assets previously collateralizing the term loan have been released by the Bank. The Company has pledged a certificate of deposit (CD) to secure the letter of credit as described below.

   The line of credit agreement expired January 30, 1996. As of May 15, 1996, the Company is working with the Bank to establish a new line of credit.
   As an agreement has not yet been reduced to writing or signed by the parties, there can be no assurance as to whether or when the Company will be able to secure a new line of credit.

   In February 1995, the Company entered into a supply agreement with its supplier of freeze-dried products. The agreement required that the Company establish a $1,500,000 letter of credit. The term loan with the Bank was originally used to fund this letter of credit. The funding of the letter of credit reduced the amount that the Company could borrow under the term loan but did not increase the Company's debt unless the letter of credit was utilized by the supplier. As of May 14, 1996, the supplier had not made a presentation for payment under the letter of credit. The contract also requires the Company to accept minimum monthly shipments of $30,000 and to purchase a minimum of $2,500,000 worth of product over a period of five years. In April 1996, and in conjunction with the Company's settlement of the term loan, the Bank agreed to reduce the fees on the letter of credit by one percentage point in consideration of the Company's agreement to purchase and assign to the Bank a CD in an amount equal to the letter of credit. The Company will maintain the CD until such time as the letter of credit expires or is otherwise released.

   (5)     Shareholders' Investment:

   Options - Each option is a nonqualified option with an exercise price equal to the fair market value of the Company's Common Stock on the date of grant. Each option normally becomes exercisable with respect to one-fourth of the shares covered thereby in each year in the four-year period beginning one year after the date of grant unless specifically modified by the Company s Stock Option Committee. Each of the options expire 10 years from the date of the grant. Options issued to a Director of the Company are exercisable as of, and expire four years from, the grant date. As of March 31, 1996, 687,750 options to purchase shares of common stock were outstanding. Option prices on the outstanding shares range from $6.25 to $35.25 per share. During the first quarter of 1996, options for 82,516 shares of common stock were exercised at a price of $6.25 to $29.00 per share. Total proceeds to the Company on the exercise of these options was $1,421,500.

   Warrants - From time to time, the Company has granted warrants to purchase common stock to the Company's research consultants and certain other persons rendering services to the Company. The exercise price of such warrants was the market price or in excess of the market price of the common stock at date of issuance. During the first quarter of 1996, warrants for 75,000 shares were exercised at prices ranging from $12.75 to $18.75 per share. Total proceeds to the Company on the exercise of these warrants was $1,039,000. As of March 31, 1996, warrants for 54,000 shares were outstanding with exercise prices of $9.75 to $20.125 per share. Warrants for 3,000 shares expire in 1996. The remaining warrants for 51,000 shares expire between 1998 and 2002.

   Employee Stock Purchase Plan - On October 29, 1992, the Company adopted an Employee Stock Purchase Plan (the "Plan") under which eligible employees are granted the opportunity to purchase shares of the Company's common stock. Under the Plan, employees may purchase common stock at a price equal to the lesser of 85% of the market price of the Company's common stock on January 1 (or on the quarterly enrollment date on which the employee's participation in the Plan commences) or 85% of the market price on the last business day of each month. The Plan provides for the grant of rights to employees to purchase a maximum of 500,000 shares of common stock of the Company. Under the Plan, 50,572 shares have been purchased by employees at prices ranging from $7.23 to $29.54 per share through March 31, 1996.

   Preferred Stock - In June 1991, the Company completed a transaction whereby the Company issued 7,909 shares of Series C 12% cumulative convertible preferred stock (the "Series C Shares") in exchange for convertible debentures plus interest accrued to the date of exchange to a private investor (the "Investor"). The Series C Shares had a par value of $100 per share, were convertible at par into common stock of the Company at a price of $7.58 per share (subject to certain adjustments), were callable by the Company after January 14, 1996 and provided for dividend payments to be made only through the issuance of additional Series C Shares. In the first quarter of 1996, all of the outstanding Series C Shares were converted to 174,935 shares of the Company's common stock.

   (6)     Sales by Product Line

   The following summarizes sales by product for the three month periods ended March 31, 1996 and 1995:

    (In 000's)              Wound
    March 31, 1996           Care     Consumer   Veterinary     Total
                           --------   --------   ----------    --------
   Sales, net               $4,253     $1,195        $ 66       $5,514

   Cost of Goods Sold        1,867      1,023          40        2,930
                           --------   --------   ----------    --------

   Gross Margin             $2,386     $  172        $ 26       $2,584
                           ========   ========   ==========    ========

  March 31, 1995

    Sales, net              $5,791     $  424        $ 61       $6,276

    Cost of Goods Sold       1,377        230          32        1,639
                           --------   --------   ----------    --------

    Gross Margin            $4,414     $  194        $ 29       $4,637
                           ========   ========   ==========    ========

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


   Liquidity and Capital Resources

   At March 31, 1996 and December 31, 1995, the Company held cash and cash equivalents of $8,054,000 and $6,222,000, respectively. The increase in cash of $1,832,000 from March 31, 1995 to March 31, 1996 was largely attributable to the exercise of options and warrants (see Note 5 to the consolidated financial statements) that resulted in an additional $2,460,500 cash. The cash raised through the exercise of options and warrants has been used for capital expenditures of $104,000, and to fund ongoing research and development as well as continuing operations.

   Lower than forecasted sales of the Company's bulk Aloe vera products and less than projected sales in the Company's wound and skin care products during the latter half of 1995 through the first quarter of 1996 resulted in higher than expected inventory levels as of December 31, 1995 and March 31, 1996. The Company regularly evaluates its inventory levels and adjusts production levels at both its Costa Rica plant, where the bulk freeze-dried aloe vera extract is manufactured, and at its U.S. plant to meet anticipated demand. As a result of these evaluations, inventory reduction programs were initiated in the latter part of 1995 and through 1996. As a result of these programs, inventory levels were reduced by $622,000 during the first quarter of 1996. These programs included reduced production at the Company s manufacturing facility in Irving, Texas. The lowering of production levels resulted in unabsorbed overhead costs totaling $484,000 that would have normally been capitalized into inventory. The unabsorbed overhead was included in wound care cost of goods sold.

   In January 1995, the Company entered into an agreement with NationsBank of Texas, N.A. (the "Bank") for a $2,000,000 line of credit and a $6,300,000 term loan. Proceeds from the term loan were used to fund planned capital expenditures, a letter of credit required by a supplier, as discussed below, and planned research projects. The line of credit was to be used for operating needs, as required. As of December 31, 1995, the Company was not in compliance with the term loan's fixed charge ratio covenant. As of March 31, 1996, the Company was in discussions with the Bank to obtain a long-term resolution to the non-compliance. Rather than amend the term loan, on April 29, 1996, the Company's management elected to pay off the entire term loan balance of $2,977,000 plus $18,000 in accrued interest with available cash to eliminate the interest expense on the term loan. All assets previously collateralizing the term loan have been released by the Bank. The Company has pledged a certificate of deposit (CD) to secure the letter of credit as described below.

   The line of credit agreement expired January 30, 1996. As of May 15, 1996, the Company is working with the Bank to establish a new line of credit.
   As an agreement has not yet been reduced to writing or signed by the parties, there can be no assurance as to whether or when the Company will be able to secure a new line of credit.

   In February 1995, the Company entered into a supply agreement with its supplier of freeze-dried products. The agreement required that the Company establish a $1,500,000 letter of credit. The term loan with the Bank was originally used to fund this letter of credit. The funding of the letter of credit reduced the amount that the Company could borrow under the term loan but did not increase the Company's debt unless the letter of credit was utilized by the supplier. As of May 14, 1996, the supplier had not made a presentation for payment under the letter of credit. The contract also requires the Company to accept minimum monthly shipments of $30,000 and to purchase a minimum of $2,500,000 worth of product over a period of five years. In April 1996, and in conjunction with the Company's settlement of the term loan, the Bank agreed to reduce the fees on the letter of credit by one percentage point in consideration of the Company's agreement to purchase and assign to the Bank a CD in an amount equal to the letter of credit. The Company will maintain the CD until such time as the letter of credit expires or is otherwise released.

   From January 1996 through March 1996, 41 employees exercised options for 82,516 shares of common stock. The option prices ranged from $6.25 to $29.00 per share. A total of $1,421,500 was raised by the Company through the exercise of these options. Warrants covering a total of 20,000 shares were exercised at prices of $12.75 to $18.75 per share, resulting in the Company's receipt of a total of $1,039,000.

   The Company began a large scale clinical trial during the third quarter of 1995 for the testing of its Aliminase(TM) (formerly CARN 1000) oral capsules for the treatment of acute flare-ups of ulcerative colitis. The Company estimates that the cost of this clinical trial will be approximately $2,000,000, of which 20% was required as an up-front payment. Payments made in advance to the clinical research organization resulted in prepaid expenses increasing. In late 1995, the Company began an initial Phase I study using an injectable Alovex(TM) (formerly CARN 750) in cancer patients involving six cancer types. The estimated cost of this study is $475,000. In the second half 1996, the Company may begin a second large scale clinical trial for the testing of Aliminase oral capsules for the treatment of ulcerative colitis. The cost of this trial is expected to be approximately the same as the one that began in the third quarter of 1995.

   In November 1995, the Company signed a licensing agreement with a supplier of calcium alginates and other wound care products. Under the agreement, the Company has exclusive marketing rights for ten years to advanced calcium alginate products for North and South America and in the People's Republic of China. Pursuant to the agreement, the Company made an up-front payment to the supplier of $500,000. This payment resulted in increasing the prepaid assets of the Company. Additional payments totaling $500,000 will be made to the supplier as new products are delivered.

   The Company has initiated a program to reduce expenses and the cost of manufacturing thereby increasing the gross margin on existing sales. The Company is also restructuring the sales force to position it for growth and is refocusing the sales effort to increase market share in the alternative care markets. If the implementation of these programs is successful, the Company believes that its cash resources, including available cash and improved revenues, will provide the funds necessary to finance its current operations. The Company does not expect that these cash resources will be sufficient to finance the major clinical studies necessary to develop its products to their full commercial potential. Additional funds, therefore, may have to be raised through equity offerings, borrowings, licensing arrangements, or other means, and there is no assurance that the Company will be able to obtain such funds on satisfactory terms when they are needed.

   The Company is subject to regulation by numerous governmental authorities in the United States and other countries. Certain of the Company's proposed products will require governmental approval prior to commercial use. The approval process applicable to prescription pharmaceutical products usually takes several years and typically requires substantial expenditures. The Company and any licensees may encounter significant delays or excessive costs in their respective efforts to secure necessary approvals. Future United States or foreign legislative or administrative acts could also prevent or delay regulatory approval of the Company's or any licensees products. Failure to obtain requisite governmental approvals or failure to obtain approvals of the scope requested could delay or preclude the Company or any licensees from marketing their products, or could limit the commercial use of the products, and thereby have a material adverse effect on the Company's liquidity and financial condition.

   The production capacity of the Costa Rica plant is larger than the Company's current usage level. Management believes, however, that the cost of the Costa Rica facility will be recovered through operations. The facility will provide for the production of products for large scale clinical trials as well as future product demand. As of May 15, 1996, the Company had no material capital commitments other than its promissory notes, leases, agreements with suppliers and clinical trials.


   Impact of Inflation

   The Company does not believe that inflation has had a material impact on its results of operations.


   First Quarter of 1996 Compared With First Quarter of 1995

   Net sales were $5,514,000 in the first quarter of 1996, compared with $6,276,000 in the first quarter of 1995. This decrease of $762,000, or 12.1%, resulted from a decrease of $1,481,000 in sales of the Company's wound and skin care products from $5,824,000 to $4,253,000, or 27.0%. New product lines introduced in late January accounted for $325,000 in wound and skin care sales during the first quarter of 1996. The decrease in wound and skin care sales was partially offset by a $771,000, or 182.1%, increase in sales of Caraloe, Inc., the Company's consumer products subsidiary. Of this increase, $675,000 is related to the sale of bulk Manapol(R).

   In the past, the Company's wound and skin care products have been marketed primarily to hospitals and select acute care providers. This market has become increasingly competitive as a result of pressures to control health care costs. Hospital and distributors have reduced their inventory levels and the number of suppliers used. Also, health care providers have formed group purchasing consortiums to leverage their buying power. This environment required the Company to offer greater discounts and allowances to maintain customer accounts. In February 1996, the Company revised its price list to more accurately reflect current market conditions. Overall wound care prices were lowered by a weighted average of 19.1%. With the February price reduction, the Company expects, and has begun to realize, a decrease in the amount of discounts required. In addition to these cost pressures, over the last several years the average hospital stay has decreased over 50%, resulting in more patients being treated at alternative care facilities and at home by home health care providers. This also had a negative impact on sales since the Company's sales force had been primarily focused on the hospital market. To counter the market changes, the sales force is now also aggressively pursuing the alternative care markets.

   To continue to grow its wound care business, the Company realized that it had to expand from the $38 million hydrogel market in which it currently competes to a much larger segment of the billion dollar plus wound care market. To achieve this objective, an aggressive program of new product development and licensing was undertaken in 1995 with the goal of creating a complete line of wound care products to address all stages of wound management. As a result of this program, the Company launched three new wound care product lines in late January 1996. The Company expects to launch additional products in 1996.

   The decrease in the Company's wound and skin care products was partially offset by an increase in sales of Caraloe, Inc., the Company's consumer products subsidiary. Caraloe's sales increased from $424,000 to $1,195,000, or 181.8%. Sales to Mannatech increased from $285,000 to $1,103,000. Of this, $1,051,000 is related to the sale of bulk Manapol(R). Sales of the Company's veterinary products increased from $61,000 to $66,000. In March 1996, the Company entered into an agreement with Farnam Companies, Inc., a leading marketer of veterinary products, to promote and sell its veterinary line on a broader scale.

   Cost of sales increased from $1,639,000 to $2,930,000, or 78.8%. As a percentage of sales, cost of sales increased from 26.1% to 53.1%. This increase is largely attributable to the increased sales of bulk Manapol(R), which has a substantially lower profit margin, 8%, as compared to the Company's wound and skin care products. Additionally, all of the new products introduced in the first quarter of 1996 are manufactured for the Company by third-party manufacturers and have a lower profit margin than the products manufactured by the Company. As discussed earlier, also included in cost of goods sold is $484,000 of unabsorbed overhead resulting from programs to reduce inventory levels. Also, the increased discounts and lowering of prices, as discussed earlier, resulted in the Company's wound and skin care product costs increasing by approximately 4.9% as a percentage of sales.

   Selling, general and administrative expenses decreased to $2,830,000 from $3,576,000, or 20.9%. This decrease was attributable to approximately $700,000 in one-time charges in the first quarter of 1995. In the first quarter of 1996, decreased sales resulted in lower distribution costs to the Company. This was partially offset as the Company incurred approximately $150,000 in additional costs related to the cost of launching three new product lines.

   Research and development (R&D) expenses increased to $1,948,000 from $1,472,000, or 32.3%. This increase was the result of beginning the large scale clinical trial for the testing of Aliminase(TM) oral capsules for the treatment of acute flare-ups of ulcerative colitis during the third quarter of 1995. Additional R&D costs related to the ongoing Cancer research contributed to the increase in R&D during the first quarter of 1996 as well. These costs were partially offset by a reduction of internal salaries.

   Net interest income of $36,000 was realized in the first quarter of 1996 versus net interest costs of $68,000 in the first quarter of 1995, due to having more excess cash to invest.

   Part II


   Item 1.     Legal Proceedings

   On March 29, 1996, Dianna Gold (the "Plaintiff"), a former employee of the Company, filed a lawsuit styled Dianna Gold vs. Carrington Laboratories, Inc., Jeff Rubel, and Does 1 to 20, inclusive, Case No. 977253 in the superior Court of the State of California in and for the County of San Francisco, alleging breach of contract, intentional and negligent misrepresentation, and violations of the California Labor Code in connection with her employment and the termination thereof by the Company. The Plaintiff seeks to recover unspecified damages "in excess of $50,000" on each of five alleged causes of action, unspecified damages "in accordance with proof of trial" on each of three additional alleged causes of action, unspecified "exemplary and punitive damages" on three of the eight alleged causes of action, unspecified "double damages" on one of the alleged causes of action, unspecified "treble damages" on one of the alleged causes of action, interest and costs on all eight alleged causes of action, and unspecified attorney's fees on three of such alleged causes of action. The Company intends to vigorously defend the lawsuit.

   Item 6.     Exhibits and Reports on Form 8-K

      a.     Exhibits:
            -----------

       10.1 Distribution agreement between Carrington Laboratories, Inc. and Ching Hwa Pharmaceutical Co., Ltd.

       10.2 Fourth Amendment to Credit Agreement and Term Note between Carrington Laboratories, Inc. and NationsBank of Texas, N.A.

       10.3     Assignment of Certificate of Deposit to NationsBank of
                Texas, N.A.

       10.4 Release of Liens agreement between Carrington Laboratories, Inc. and NationsBank of Texas, N.A.

       11.1     Computation of Net Loss Per Common and Common Equivalent
                Share.

       27.1     Financial Data Schedule


      b.     Reports on Form 8-K
            --------------------------

             No report on Form 8-K was filed by the Company during the quarter ended March 31, 1996.

   SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                CARRINGTON LABORATORIES, INC.
                                                        (Registrant)


   Date: May 12, 1996                             By:
        --------------                               ------------------------
                                                         Carlton E. Turner,
                                                              President


   Date: May 12, 1996                             By:
        --------------                               ------------------------
                                                       Sheri L. Pantermuehl,
                                                      Chief Financial Officer

   SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                CARRINGTON LABORATORIES, INC.
                                                        (Registrant)


   Date: May 12, 1996                             By: /s/ Carlton E. Turner
        --------------                               -------------------------
                                                         Carlton E. Turner,
                                                              President


   Date: May 12, 1996                             By: /s/ Sheri L. Pantermuehl
        --------------                               -------------------------
                                                       Sheri L. Pantermuehl,
                                                      Chief Financial Officer

                               INDEX TO EXHIBITS


                                                         Sequentially
     Exhibit                                               Numbered
     Number     Exhibit                                      Page
    --------    -------                                 --------------



       10.1     Distribution agreement between
                Carrington Laboratories, Inc. and
                Ching Hwa Pharmaceutical Co., Ltd.

       10.2     Fourth Amendment to Credit Agreement
                and Term Note between Carrington
                Laboratories, Inc. and NationsBank of
                Texas, N.A.

       10.3     Assignment of Certificate of Deposit
                to NationsBank of Texas, N.A.

       10.4     Release of Liens agreement between
                Carrington Laboratories, Inc. and
                NationsBank of Texas, N.A.

       11.1     Computation of Net Loss Per Common
                and Common Equivalent Share.

       27.1     Financial Data Schedule