Form 10-Q
period 1996-06-30
CARRINGTON LABORATORIES INC /TX/
filed 1996-08-14
CIK 718007

UNITED STATES
                           SECURITIES AND EXCHANGE COMMISSION
                                 Washington, D.C.  20549
                                        Form 10-Q

(Mark One)
(   X   )              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                           OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     June 30, 1996
                               ------------------------------------------
                                           OR

(       )              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                           OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          To
                                ----------------------      -------------

Commission file number      0-11997
                      ---------------------------------------------------
                              CARRINGTON LABORATORIES, INC.
                   (Exact name of registrant as specified in its charter)
    Texas                                               75-1435663
- ---------------                         ---------------------------------
(State or other jurisdiction of         (IRS Employer Identification No.)
 incorporation or organization)

                   2001 Walnut Hill Lane, Irving, Texas  75038
- ------------ ------------------------------------------------------------
             (Address of principal executive offices and Zip Code)

                                  214-518-1300
- -------------------------------------------------------------------------
            (Registrant's telephone number, including area code)

- -------------------------------------------------------------------------
            (Former name, former address and former fiscal year,
                      if changed since last report)

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
Yes             No
    ----------     -----------
                    APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date. 8,858,450 shares of Common Stock, $.01 par value were outstanding at August 12, 1996.

                                 INDEX


Part I. FINANCIAL INFORMATION                             Page Number
                                                         -------------
  Item 1.  Financial Statements

Condensed Consolidated Balance Sheets at
June 30, 1996 (unaudited) and December 31, 1995              3,  4

Condensed Consolidated Statements of Operations
for the three months and six months ended
June 30, 1996 and 1995 (unaudited)                           5,  6

Consolidated Statements of Cash Flows for the six
months ended June 30, 1996 and 1995 (unaudited)                  7

Notes to Condensed Consolidated Financial
Statements (unaudited)                                      8 - 12

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of
        Operations                                         13 - 19

Part II. OTHER INFORMATION

Item 1. Legal Proceedings                                       20

Item 4. Submission of Matters to a Vote of
        Security Holders                                        21

Item 6. Exhibits and Reports on Form 8-K                        22

                      PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements

Condensed Consolidated Balance Sheets
(Dollar amounts in 000's)

                                                 (unaudited)
                                                  June 30,      December 31,
                                                    1996            1995
                                                -----------    ------------
Assets

Cash and Cash Equivalents                         $ 4,784        $ 6,222

Accounts Receivable, net                            2,429          2,227

Inventories                                         3,540          5,104

Prepaid Expenses                                      291            858
                                                 --------       --------
Total Current Assets                               11,044         14,411
                                                 --------       --------

Property, Plant and Equipment, net                 12,240         12,711

Other Assets                                        2,259            812
                                                 --------       --------
    Total Assets                                  $25,543        $27,934
                                                 ========       ========

The accompanying notes are an integral part of these statements.

Condensed Consolidated Balance Sheets
(Dollar amounts in 000's)

                                                 (unaudited)
                                                   June 30,     December 31,
                                                     1996           1995
                                                 ------------   ------------
LIABILITIES AND SHAREHOLDERS' INVESTMENT

Current Portion of Long-Term Debt                 $    44        $  3,026

Accounts Payable and Accrued Liabilities            3,274           2,420
                                                  -------       --------
     Total Current Liabilities                      3,318           5,446

Long-Term Debt, Net of Current Portion                 63              89

Shareholders' Investment:

Preferred Stock                                         -           1,167

Common Stock                                           89              84

Capital in Excess of Par                           50,327          44,666

Deficit                                           (28,080)        (23,344)

Foreign Currency Translation Adjustment              (174)           (174)
                                                 ---------       ---------
Total Shareholders' Investment                     22,162          22,399
                                                 ---------       ---------
                                                  $25,543         $27,934
                                                 =========       =========

The accompanying notes are an integral part of these statements.

Condensed Consolidated Statements of Operations (unaudited)
(Dollar amounts in 000's, except per share amounts)

                                                     Three Months Ended
                                                           June 30,
                                                    1996            1995
                                                  --------        --------
Net Sales                                          $5,438          $6,408

Cost and Expenses:

  Cost of Sales                                     3,365           2,076

  Selling, General and Administrative               2,920           3,262

  Research and Development                          1,755           1,305

  Interest, net                                       (57)             51
                                                  --------        --------
Loss from Operations Before
  Income Taxes                                     (2,545)           (286)

  Provision for Income Taxes                          -                -

                                                  --------        --------

Net Loss                                          ($2,545)        ($  286)

                                                  ========        ========

Net Loss per Common Equivalent Share              ($ 0.29)        ($ 0.04)

                                                  ========       =========

Weighted Average Common and
  Common Equivalent Shares                       8,804,567       7,884,046

                                                 =========       =========

The accompanying notes are an integral part of these statements.

Condensed Consolidated Statements of Operations (unaudited)
(Dollar amounts in 000's, except per share amounts)

                                                     Six Months Ended
                                                          June 30,

                                                    1996           1995
                                                  --------       ---------
Net Sales                                          $10,952         $12,684

Cost and Expenses:

  Cost of Sales                                      6,296           3,716

  Selling, General and Administrative                5,749           6,867

  Research and Development                           3,703           2,749

  Interest, net                                        (95)            119

                                                  ---------      ---------
Loss from Operations Before
  Income Taxes                                      (4,701)           (767)

Provision for Income Taxes                            -                 16

                                                  ---------      ---------

Net Loss                                          ($ 4,701)      ($   783)
                                                  =========      =========

Net Loss per Common Equivalent Share              ($  0.54)       ($  0.09)

                                                  =========       =========

Weighted Average Common and
  Common Equivalent Shares                        8,735,367       7,621,712
                                                  =========       =========


The accompanying notes are an integral part of these statements.

Condensed Statements of Cash Flow (unaudited)
(Dollar amount in 000's)

                                                     Six Months Ended
                                                         June 30,
                                                    1996            1995
                                                 ---------        --------
Cash Flows from Operating Activities

Net Loss                                          ($4,701)        ($  783)
  Adjustments to Reconcile Net Loss to
  Net Cash Used by Operating Activities:
  Depreciation and Amortization                       631             630

Changes in Assets and Liabilities:

  (Increase) Decrease in Receivables, net            (202)            326
  Decrease (Increase) in Inventories, net           1,564            (967)
  Decrease in Prepaid Expenses                        567              51
  (Increase) Decrease in Other Assets              (1,464)            122
  Increase in Accounts Payable
   and Accrued Liabilities                            849             333
                                                  --------         --------
Net Cash Used by Operating Activities              (2,756)           (288)
                                                  ========         ========
Cash Flows from Investing Activities:
  Purchases of Property, Plant and Equipment         (138)         (3,412)
                                                  --------        --------
Net Cash Used by Investing Activities                (138)         (3,412)
                                                  ========        ========
Cash Flows from Financing Activities:
  Issuances of Common Stock                         4,464           5,442
  Proceeds from Borrowing                             -             5,510
  Repayment of Debt                                (2,977)         (5,782)
  Debt Payments                                       (31)            (86)
                                                  --------        --------
Net Cash Provided by Financing Activities           1,456           5,084
                                                  ========        ========
Net (Decrease) Increase in Cash and
  Cash Equivalents                                 (1,438)          1,384
                                                  --------        --------
Cash and Cash Equivalents, Beginning of Period      6,222             464
                                                  --------        --------
Cash and Cash Equivalents, End of Period           $4,784          $1,848
                                                  ========        ========

Supplemental Disclosure of Cash Flow Information
  Cash Paid During the Period for Interest         $   82          $  163
  Cash Paid During the Period for Income Taxes     $    -          $   12

The accompanying notes are an integral part of these statements.

Notes to Condensed Consolidated Financial Statements (unaudited)

(1)     Condensed Consolidated Financial Statements:

The condensed consolidated balance sheet as of June 30, 1996 and the condensed consolidated statements of operations for the three and six month periods ended June 30, 1996 and 1995 and the condensed consolidated statement of cash flows for the six month periods ended June 30, 1996 and 1995 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include all normal recurring adjustments) necessary to present fairly the consolidated financial position, results of operations and cash flows at June 30, 1996, and for all periods presented have been made.

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

(2)   Inventories:

Inventories are recorded at the lower of first-in-first-out cost or market. The following summarizes the components of inventory at June 30, 1996 and December 31, 1995:

                                        June 30,         December 31,
(in 000's)                                1996               1995
                                       ----------       -------------
Raw Material and Supplies                $  919             $  583

Work-in-process                           1,628              2,726

Finished Goods                              993              1,795
                                       ----------       -------------

Total Inventory, net                     $3,540             $5,104
                                       ==========       =============

Although wound care sales were lower than projected, the Company was able to effectively manage and reduce inventory levels in the first six months of 1996. The Company regularly evaluates its inventory levels and adjusts production at both its Costa Rica plant, where the bulk freeze-dried aloe vera extract is manufactured, and at its U.S. plant to meet anticipated demand. As a result of these evaluations, inventory reduction programs were initiated in the latter part of 1995 and early 1996. These programs included reduced production at the Company's manufacturing facility in Irving, Texas as well as the Costa Rica facility. As a result of these programs, inventory levels were reduced by $934,000 during the first two quarters of 1996.

Notes to Condensed Consolidated Financial Statements (unaudited)

Operating costs of $484,000 and $563,000, related to the Irving, Texas facility and the Costa Rica facility, respectively, have been expensed in the first six months. These costs resulted from temporary shutdown of the Costa Rica plant for annual routine maintenance and programs to reduce inventory levels to be more in line with current demand. The Comapny believes that future growth in demand will eventually absorb all of the operating costs.

Also contributing to lower inventory levels is a one-time $630,000 write-down of certain inventoried items. As of June 30, 1996, the Company determined that it was in its best interest to modify the inventory valuation of products produced in its Costa Rica facility. This facility produces all of the Company's freeze dried Aloe vera products. The modified valuation is based on lower of cost or market (LCM). The LCM valuation allows for a more realistic costing of products produced in this facility by eliminating the capture of inefficiencies related to lower production levels and will allow the Company to better evaluate and position its products for future sales growth.

Contributing to the increase in raw materials and supplies is the buildup of materials related to products introduced in the first quarter of 1996 as well as those to be introduced in the latter half of 1996. Total Aloe vera extract inventory as of June 30, 1996 and December 31, 1995 was $1,388,000 and $2,538,000, respectively.

(3)     Property, Plant and Equipment:

Net investment in property, plant and equipment as of June 30, 1996 and December 31, 1995 was $12,240,000 and $12,711,000, respectively. Included in these amounts is the net investment in property, plant and equipment in Costa Rica as of June 30, 1996 and December 31, 1995 of $4,026,000 and $4,157,000, respectively.

The production capacity of the Costa Rica plant is larger than the Company's current usage level. Management believes, however, that the cost of the Costa Rica facility will be recovered through operations. The facility will provide for the production of large scale clinical trials as well as future product demand. Management will continue to assess the realizability of the Costa Rica plant assets and will use the methodology described in SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of."

Notes to Condensed Consolidated Financial Statements (unaudited)

(4)     Debt:

In January 1995, the Company entered into an agreement with NationsBank of Texas, N.A. (the "Bank") for a $2,000,000 line of credit and a $6,300,000 term loan. Proceeds from the term loan were used to fund planned capital expenditures, a letter of credit required by a supplier and planned research projects. The line of credit was to be used for operating needs, as required. As of December 31, 1995, the Company was not in compliance with the term loan's fixed charge ratio covenant. Rather than than amend the term loan, on April 29, 1996, the Company's management elected to pay off the entire term loan balance of $2,977,000 plus $18,000 in accrued interest with available cash to eliminate the interest expense on the term loan. All assets previously collateralizing the term loan have been released by the Bank.
The Company has pledged a $1,500,000 certificate of deposit (CD) to secure the letter of credit.

Although the aforementioned CD matures every 90 days, the Company's management has elected not to classify the CD as a cash equivalent.
As the CD secures a letter of credit, it is effectively unavailable to the Company for other purposes until such time as the letter of credit expires or is otherwise released. Therefore, the CD is included in Other Non-Current assets for reporting purposes.

The line of credit agreement expired January 30, 1996. The Company had reached an agreement with the Bank for a new line of collateralized credit for approximately $1,200,000. However, due to fees that were attached to the line of credit and the Company's lack of immediate need of cash, management elected to withdraw from discussions with the Bank and allowed the agreement to be tabled until such time as a line of credit is desirable and favorable to the Company.

Notes to Condensed Consolidated Financial Statements (unaudited)

(5)   Shareholders' Investment:

Options - Each option is a nonqualified option with an exercise price equal to the fair market value of the Company's common stock on the date of grant. Each option normally becomes exercisable with respect to one-fourth of the shares covered thereby in each year in the four-year period beginning one year after the date of grant unless specifically modified by the Company's Stock Option Committee. Each of the options expires 10 years from the date of the grant. Options issued to non-employee directors of the Company are exercisable as of, and expire four years from the grant date.
As of June 30, 1996, 632,050 options to purchase shares of common stock were outstanding. Option prices on the outstanding shares range from $8.25 to $47.75 per share. During the second quarter of 1996, options for 116,500 shares of common stock were exercised at a price of $6.25 to $27.00 per share. Total proceeds to the Company on the exercise of these options were $1,615,000.

Warrants - From time to time, the Company has granted warrants to purchase common stock to the Company's research consultants and certain other persons rendering services to the Company. The exercise price of such warrants was the market price or in excess of the market price of the common stock at date of issuance. Warrants for 3,000 shares expired in the second quarter of 1996. As of June 30, 1996, warrants for 51,000 shares were outstanding with exercise prices of $9.75 to $20.125 per share. These warrants expire between 1998 and 2002.

Employee Stock Purchase Plan - On October 29, 1992, the Company adopted an Employee Stock Purchase Plan (the "Plan") under which eligible employees are granted the opportunity to purchase shares of the Company's common stock. Under the Plan, employees may purchase common stock at a price equal to the lesser of 85% of the market price of the Company's common stock on January 1 (or on the quarterly enrollment date on which the employee's participation in the Plan commences) or 85% of the market price on the last business day of each month. The Plan provides for the grant of rights to employees to purchase a maximum of 500,000 shares of common stock of the Company. Under the Plan, 52,725 shares have been purchased by employees at prices ranging from $7.23 to $29.54 per share through June 30, 1996.

Preferred Stock - In June 1991, the Company completed a transaction whereby the Company issued 7,909 shares of Series C 12% cumulative convertible preferred stock (the "Series C Shares") in exchange for convertible debentures plus interest accrued to the date of exchange to a private investor (the "Investor"). The Series C Shares had a par value of $100 per share, were convertible at par into common stock of the Company at a price of $7.58 per share (subject to certain adjustments), were callable by the Company and convertible by the Investor after January 14, 1996 and provided for dividend payments to be made only through the issuance of additional Series C Shares. In the first quarter of 1996, all of the outstanding Series C Shares were converted to 174,935 shares of the Company's common stock.

Notes to Condensed Consolidated Financial Statements (unaudited)

(6)   Sales by Division:

The following summarizes sales by division and consolidated sales for the three month periods ending June 30, 1996 and 1995:
(Dollar amounts in 000's)

Three Months Ended      Wound                 Carrington    Caraloe   Total
June 30, 1996           Care     Veterinary      Sales        Inc.    Sales
                      --------   ----------   -----------  --------  --------
Sales, net             $4,392      $ 101         $4,493      $ 945    $5,438

Cost of Goods Sold      2,461         83          2,544        821     3,365
                      --------    --------     ---------   --------  --------

Gross Margin           $1,931      $  18         $1,949      $ 124    $2,073
                      ========    ========     =========   ========  ========

Three Months Ended
June 30, 1995

Sales, net             $5,624      $ 118         $5,742      $ 666    $6,408

Cost of Goods Sold      1,601         59          1,660        416     2,076
                      --------    --------     ---------   --------  --------

Gross Margin           $4,023      $  59         $4,082      $ 250    $4,332
                      ========    ========     =========   ========  ========

The following summarizes sales by division and consolidated sales for the six month periods ending June 30, 1996 and 1995:
(Dollar amounts in 000's)

Six Months Ended      Wound                  Carrington    Caraloe    Total
June 30, 1996          Care     Veterinary      Sales        Inc.     Sales
                     --------   ----------  ------------  ---------  --------
Sales, net             $8,646      $167         $8,813     $2,139     $10,952

Cost of Goods Sold      4,328       123          4,451      1,845       6,296
                      --------    -------      -------    --------   --------
Gross Margin           $4,318      $ 44         $4,362     $  294     $ 4,656
                      ========    =======      =======    ========   ========
Six Months Ended
  June 30, 1995

Sales, net            $11,416      $179        $11,595     $1,089     $12,684

Cost of Goods Sold      2,970        91          3,061        655       3,716
                      --------    -------     ---------   --------   ---------

Gross Margin          $ 8,446      $ 88        $ 8,534     $  434     $ 8,968
                      ========    =======     =========   ========   =========

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

Liquidity and Capital Resources

At June 30, 1996 and December 31, 1995, the Company held cash and cash equivalents of $4,784,000 and $6,222,000, respectively. The decrease in cash of $1,438,000 from December 31, 1995 to June 30, 1996 was largely attributable to the retirement of all bank debt and the purchase of a $1,500,000 CD (see Note 4 to the consolidated financial statements) as well as increased research and development expenditures net of cash raised through the exercise of options and warrants, and purchase of shares through the Employee Stock Purchase Plan, that resulted in an additional $4,464,000 cash in the first six months of 1996. These cash outflows were partially offset through the exercise of options and warrants that resulted in an additional $4,464,000 cash in the first six months of 1996.

Although wound care sales were lower than projected in the first six months of 1996, the Company was able to effectively manage and reduce inventory levels. The Company regularly evaluates its inventory levels and adjusts production at both its Costa Rica plant, where the bulk freeze-dried aloe vera extract is manufactured, and at its U.S. plant to meet anticipated demand. As a result of these evaluations, inventory reduction programs were initiated in the latter part of 1995 and early 1996. These programs included reduced production at the Company's manufacturing facility in Irving, Texas as well as the Costa Rica facility. As a result of these programs, inventory levels were reduced by $1,564,000 during the first two quarters of 1996, which includes a $630,000 write down of Aloe vera derived products as described below. As a result of the decreased production levels, the Company expensed $1,047,000 of unabsorbed overhead as cost of goods sold in the first two quarters of 1996.

The production capacity of the Costa Rica plant is larger than the Company's current usage level. Management believes, however, that the cost of the Costa Rica facility will be recovered through operations. The facility will provide for the production of products for large scale clinical trials as well as future product demand. As of August 14, 1996, the Company had no material capital commitments other than its leases, agreements with suppliers and clinical trials.

In January 1995, the Company entered into an agreement with NationsBank of Texas, N.A. (the "Bank") for a $2,000,000 line of credit and a $6,300,000 term loan. Proceeds from the term loan were used to fund planned capital expenditures, a letter of credit required by a supplier, as discussed below, and planned research projects. The line of credit was to be used for operating needs, as required. As of December 31, 1995, the Company was not in compliance with the term loan's fixed charge ratio covenant. Rather than amend the term loan, on April 29, 1996, the Company's management elected to pay off the entire term loan balance of $2,977,000 plus $18,000 in accrued interest with available cash to eliminate the interest expense on the term loan. All assets previously collateralizing the term loan have been released by the Bank. The Company has pledged a $1,500,000 CD to secure the letter of credit as described below.

Although the aforementioned CD matures every 90 days, the Company's management has elected not to classify the CD as a cash equivalent.
As the CD secures a letter of credit, described below, it is effectively unavailable to the Company for other purposes until such time as the letter of credit expires or is otherwise released. Therefore, the CD is included in Non-Current assets for reporting purposes.

The line of credit agreement expired January 30, 1996. The Company had reached an agreement with the Bank for a new line of collateralized credit for approximately $1,200,000. However, due to fees that were attached to the line of credit and the Company's lack of immediate need of cash, management elected to withdraw from discussions with the Bank and allowed the agreement to be tabled until such time as a line of credit is desirable and favorable to the Company.

In February 1995, the Company entered into a supply agreement with its supplier of freeze-dried products. The agreement required that the Company establish a $1,500,000 letter of credit. The term loan with the Bank was originally used to fund this letter of credit. As of August 13, 1996, the supplier had not made a presentation for payment under the letter of credit. The contract also requires the Company to accept minimum monthly shipments of $30,000 and to purchase a minimum of $2,500,000 worth of product over a period of five years. In April 1996, and in conjunction with the Company's settlement of the term loan, the Bank agreed to reduce the fees on the letter of credit by one percentage point in consideration of the Company's agreement to purchase and assign to the Bank a CD in an amount equal to the letter of credit. The Company will maintain the CD until such time as the letter of credit expires or is otherwise released.

In November 1995, the Company signed a licensing agreement with a supplier of calcium alginates and other wound care products. Under the agreement, the Company has exclusive marketing rights for ten years to advance calcium alginate products for North and South America and in the People's Republic of China. Under the agreement, the Company made an up-front payment to the supplier of $500,000. This payment resulted in increasing the prepaid assets of the Company. Additional payments totaling $500,000 will be made to the supplier as new products are delivered.

From April 1996 through June 1996, 59 employees and 3 nonemployee directors exercised options for 116,500 shares of common stock. The option prices ranged from $6.25 to $27.00. A total of $1,615,000 was raised by the Company through the exercise of these options.

The Company began a large scale clinical trial during the third quarter of 1995 for the testing of its Aliminase(TM) (formerly CARN 1000) oral capsules for the treatment of acute flare-ups of ulcerative colitis. The Company estimates that the cost of this clinical trial will be approximately $2,300,000, of which approximately $300,000 remains outstanding. Payments made in advance to the clinical research organization resulted in prepaid expenses increasing in 1995. In late 1995, the Company began an initial Phase I study using an injectable Alovex(TM) (formerly CARN 750) in cancer patients involving six cancer types. The estimated cost of this study is $475,000.
In the second half of 1996, the Company will begin a second large scale clinical trial for the testing of Aliminase(TM) oral capsules for the treatment of ulcerative colitis. The cost of this trial is expected to be approximately $2,500,000 of which approximately 15% will be required as an initial payment when the research contract is signed. The remainder of the cost will be expended over approximately fourteen months. The Company anticipates signing a contract with a clinical research organization in late August 1996.

The Company has initiated a program to reduce expenses and the cost of manufacturing thereby increasing the gross margin on existing sales. The Company has restructured the sales force to position it for growth and is refocusing the sales effort to increase market share in the alternative care markets. If the implementation of these programs is successful, the Company believes that its cash resources, including available cash and improved revenues, will provide the funds necessary to finance its current operations. The Company does not expect that these cash resources will be sufficient to finance the major clinical studies and costs of filing new drug applications necessary to develop its products to their full commercial potential. Additional funds, therefore, may have to be raised through equity offerings, borrowings, licensing arrangements or other means, and there is no assurance that the Company will be able to obtain such funds on satisfactory terms when they are needed.

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

Second Quarter of 1996 Compared With Second Quarter of 1995

Net sales were $5,438,000 in the second quarter of 1996, compared with $6,408,000 in the second quarter of 1995. This decrease of $970,000, or 15.1%, resulted from a decrease of $1,232,000 in sales of the Company's wound and skin care products from $5,624,000 to $4,392,000, or 21.9%. New product lines introduced in late January accounted for $345,000 in wound and skin care sales during the second quarter of 1996.

The decrease in the Company's wound and skin care products was partially offset by an increase in sales of Caraloe, Inc., the Company's consumer products subsidiary. Caraloe's sales increased from $666,000 to $945,000, or 41.9%. Caraloe sales to Mannatech, which are primarily Manapol(R), increased from $544,000 to $832,000. Sales of the Company's veterinary products decreased from $118,000 to $101,000. In March 1996, the Company entered into an agreement with Farnam Companies, Inc., a leading marketer of veterinary products, to promote and sell its veterinary line on a broader scale.

Cost of sales increased from $2,076,000 to $3,365,000, or 62.1%. As a percentage of sales, cost of sales increased from 30.1% to 39.9% after adjusting for a $630,000 write down of inventory on June 30, 1996 (see description of write down below) and period costs of $145,000 and $563,000 in the second quarter of 1995 and 1996, respectively. The period costs are related to the annual shutdown of the facility in Costa Rica for routine maintenance and inventory reduction programs. The increase in cost of goods sold is largely attributable to the increased sales of bulk Manapol(R), which has a substantially lower profit margin in 1996 as compared to the margin on Manapol(R) in the prior year and the margins on the Company's wound and skin care products. Additionally, all of the new products introduced in the first half of 1996 are manufactured for the Company by third-party manufacturers and have a lower profit margin than the products manufactured by the Company.

As of June 30, 1996, the Company determined that it was in its best interest to modify the inventory valuation of products produced in its Costa Rica facility. This facility produces all of the Companies freeze-dried aloe vera products. The modified valuation is based on LCM. The LCM valuation allows for a more realistic costing of products produced in this facility by eliminating the capture of inefficiencies related to lower product levels and will allow the Company to better evaluate and position its products for future sales growth. This lower valuation required a $630,000 write down of inventory as of June 30, 1996.

Operating costs of $563,000 related to the Costa Rica facility have been expensed in the second quarter. These costs resulted from a temporary shutdown of the plant for annual routine maintenance and to reduce inventory levels to be more in line with current demand. The Company believes that future growth in demand for Costa Rica produced products will eventually absorb all of the operating costs.

Selling, general and administrative expenses decreased to $2,920,000 from $3,262,000, or 10.5%. This decrease is primarily attributable to one-time charges in the second quarter of 1995 related to severance agreements and the closing of the Belgium office. This decrease was partially offset by a one-time write-off of approximately $92,000 of bank and legal charges related to the early retirement of all debt.

Research and development (R&D) expenses increased to $1,755,000 from $1,305,000, or 34.5%. This increase was the result of beginning the large scale clinical trial for the testing of Aliminase(TM) oral capsules for the treatment of acute flare-ups of ulcerative colitis during the third quarter of 1995. Additional R&D costs related to the ongoing cancer research contributed to the increase in R&D during the second quarter of 1996 as well. These costs were partially offset by a reduction of internal salaries and other operating expenses.

Net interest income of $57,000 was realized in the second quarter of 1996, versus net interest costs of $51,000 in the second quarter of 1995, due to having more excess cash to invest as well as the early retirement of all bank debt in April of 1996.

First Six Months of 1996 Compared With First Six Months of 1995

Net sales were $10,952,000 in the first six months of 1996, compared with $12,684,000 in the first six months of 1995. This decrease of $1,732,000, or 13.7%, resulted from a decrease of $2,770,000 in sales of the Company's wound and skin care products from $11,416,000 to $8,646,000, or 24.2%. New product lines introduced in late January accounted for $670,000 in wound and skin care sales during the first six months of 1996. The decrease in wound and skin care sales was partially offset by a $1,050,000, or 96.4%, increase in sales of Caraloe, Inc., the Company's consumer products subsidiary.

In the past, the Company's wound and skin care products have been marketed primarily to hospitals and select acute care providers. This market has become increasingly competitive as a result of pressures to control health care costs. Hospitals and distributors have reduced their inventory levels and the number of suppliers used. Also, health care providers have formed group purchasing consortiums to leverage their buying power. This environment required the Company to offer greater discounts and allowances to maintain customer accounts. In February 1996, the Company revised its price list to more accurately reflect current market conditions. Overall wound and skin care prices were lowered by a weighted average of 19.1%. With the February price reduction, the Company expects, and has begun to realize, a decrease in the amount of discounts required. In addition to these cost pressures, over the last several years the average hospital stay has decreased over 50%, resulting in more patients being treated at alternative care facilities and at home by home health care providers.
This also had a negative impact on sales since the Company's sales force had been primarily focused on the hospital market. To counter the market changes, the sales force is now also aggressively pursuing the alternative care markets.

To continue to grow its wound care business, the Company realized that it had to expand from the $38 million hydrogel market in which it competed to a much larger segment of the billion dollar plus wound care market. To achieve this objective, an aggressive program of new product development and licensing was undertaken in 1995 with the goal of creating a complete line of wound care products to address all stages of wound management. As a result of this program, the Company launched three new wound care product lines in late January 1996. The Company expects to launch additional products in 1996.

The decrease in sales of the Company's wound and skin care products was partially offset by an increase in sales of Caraloe, Inc., the Company's consumer products subsidiary. Caraloe's sales increased from $1,089,000 to $2,139,000, or 96.4%. Caraloe sales to Mannatech increased from $818,000 to $1,902,000. Of the 1996 sales, $1,863,000 is related to the sale of bulk Manapol(R). Sales of the Company's veterinary products decreased from $179,000 to $167,000. In March 1996, the Company entered into an agreement with Farnam Companies, Inc., a leading marketer of veterinary products, to promote and sell its veterinary line on a broader scale.

Cost of sales increased from $3,716,000 to $6,296,000, or 69.5%. As a percentage of sales, cost of sales increased from 28.9% to 42.1% after adjusting for a $630,000 write down of inventory on June 30, 1996 and period costs of $52,000 and $1,047,000 in the first six months of 1995 and 1996, respectively. The period costs are related to the annual shutdown of the facility in Costa Rica for routine maintenance and inventory reduction programs. The increase in cost of goods sold is largely attributable to the increased sales of bulk Manapol(R), which has a substantially lower profit margin in 1996 as compared to the margin on Manapol(R) in the prior year and the margins on the Company's wound and skin care products. Additionally, all of the new products introduced in the first half of 1996 are manufactured for the Company by third-party manufacturers and have a lower profit margin than the products manufactured by the Company.

Selling, general and administrative expenses decreased to $5,749,000 from $6,867,000, or 16.3%. This decrease was attributable to approximately $900,000 in one-time charges in the first six months of 1995. This was partially offset as the Company incurred approximately $150,000 in additional costs related to the cost of launching three new product lines and a one-time write-off of approximately $92,000 of bank and legal charges related to the early retirement of all debt.

Research and development (R&D) expenses increased to $3,703,000 from $2,749,000, or 34.7%. This increase was the result of beginning the large scale clinical trial for the testing of Aliminase(TM) oral capsules for the treatment of acute flare-ups of ulcerative colitis during the third quarter of 1995. Additional R&D costs related to the ongoing cancer research contributed to the increase in R&D during the first six months of 1996 as well. These costs were partially offset by a reduction of internal salaries and other operating expenses.

Net interest income of $95,000 was realized in the first six months of 1996, versus net interest costs of $119,000 in the first six months of 1995, due to having more excess cash to invest as well as the retirement of all bank debt in April 1996.

All statements other than statements of historical fact contained in this report, including statements in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" (and similar statements contained in the Notes to Condensed Consolidated Financial Statements) concerning the Company's financial position, liquidity, capital resources and results of operation, its prospects for the future and other matters, are forward-looking statements. Forward-looking statements in this report generally include or are accompanied by words such as "anticipate," "believe," "estimate," "expect," "intend" or similar words.
Such forward-looking statements include but are not limited to, statements regarding the Company's plan or ability to recover the cost of the Costa Rica plant, to absorb the plant's operating cost, to enter into agreements for and fund the planned second large scale clinical trial of Aliminase(TM) for the treatment of ulcerative colitis, to maintain the CD that secures its outstanding letter of credit, to obtain financing when it is needed, to increase the Company's market share in the alternative care markets, to improve its revenues and fund its operations from such revenues and other available cash resources, to enter into licensing agreements, to develop and market new products and increase sales of existing products, to obtain government approval to market new products, to expand its business into a larger segment of the market for wound care products, to promote and sell its veterinary products on a broader scale, and various other matters.

Although the Company believes that the expectations reflected in its forward-looking statements are reasonable, no assurance can be given that such expectations will prove correct. Factors that could cause the Company's results to differ materially from the results discussed in such forward-looking statements include but are not limited to the possibilities that the Company may be unable to obtain the funds needed to carry out large scale clinical trials (including the planned second large scale trial of Aliminase
(TM) for the treatment of ulcerative colitis) and other research and development projects, that the results of the Company's clinical trials may not be sufficiently positive to warrant continued developement and marketing of the products tested, that new products may not receive required approvals by the appropriate government agencies or may not meet with adequate customer acceptance, that the Company may not be able to obtain financing when needed, that the Company may not be able to obtain appropriate licensing agreements for products that it wishes to market or products that it needs assistance in developing, that demand for the Company's products may not be sufficient to enable it to recover the cost of the Costa Rica plant or to absorb all of that plant's operating costs, and that the Company's efforts to improve its sales may not be sufficient to enable it to fund its operating costs from revenues and available cash resources.

All forward-looking statements in this report are expressly qualified in their entirety by the cautionary statements in the two immediately preceding paragraphs.

Part II

Item 1.     Legal Proceedings

On March 29, 1996, Dianna Gold (the "Plaintiff"), a former employee of the Company, filed a lawsuit styled Dianna Gold vs. Carrington Laboratories, Inc., Jeff Rubel, and Does 1 to 20, inclusive, Case No. 977253 in the Superior Court of the State of California in and for the County of San Francisco, alleging breach of contract, intentional and negligent misrepresentation, and violations of the California Labor Code in connection with her employment and the termination thereof by the Company. The Plaintiff seeks to recover unspecified damages "in excess of $50,000" on each of five alleged causes of action, unspecified damages "in accordance with proof of trial" on each of three additional alleged causes of actions, unspecified "exemplary and punitive damages" on three of the eight alleged causes of action, unspecified "double damages" on one of the alleged causes of actions, unspecified
"treble damages" on one of the alleged causes of actions, interest and costs on all eight alleged causes of action, and unspecified attorney's fees on three of such alleged causes of action.

The Comapny removed this case from state court to the U.S. District Court for the Northern District of California (Case No. C-96-2072-WHO). The Plaintiff then filed a motion to remand the case to the state court, and both parties have filed other motions in the case. The U.S. District Court has scheduled a hearing on all of the motions on August 22, 1996.

The Plaintiff has also filed an action styled Dianna Gold vs. Carrington Laboratories, Inc. and Fireman's Fund Insurance Company with the Workers' Compensation Appeals Board for the state of California (Case No. SFO 394660). On March 26, 1996, Plaintiff filed an Application for Discrimination Benefits Pursuant to Labor Code Section 132(a) in that case.

The Company intends to vigorously defend both of th above-described cases filed by the Plaintiff.

On June 26, 1996 Robert W. Brown ("Brown"), a former employee of the Company, filed a lawsuit styled Robert W. Brown vs. Carrington Laboratories, Inc. Cause No. 96-6469 in the 193rd District Court of Dallas County, Texas, alleging breach of contract, promissory estoppel, fraud, negligent misrepresentation and slander in connection with his employment and the termination of his employment with the Company. Brown seeks to recover unspecified common law and statutory damages, punitive damages, interest, attorneys' fees and costs of suit. Trial has been set for December 16, 1996. The Company intends to vigorously defend the lawsuit.

Item 4.     Submission of Matters to a Vote of Security Holders


At the 1996 Annual Meeting of Shareholders held on May 23, 1996, R. Dale Bowerman and James T. O'Brien were elected to serve as directors of the Company for terms expiring at the 1999 annual meeting. The votes for each director were:

            R. Dale Bowerman:    7,397,742
            James T. O'Brien:    7,397,559

Amendments to the Company's 1995 Stock Option Plan were approved by a vote of outstanding shares of the Company's common stock. The principal purpose of the amendments was to permit the granting of options to certain advisors and consultants to the Company. The vote on the amendments to the 1995 Stock Option Plan was:

                         For:    6,444,646
                     Against:      844,163
                   Abstained:       54,293

The appointment of Arthur Andersen LLP as independent auditors for the Company for the fiscal year ended December 31, 1996 was approved by a vote of outstanding shares of the Company's common stock. The vote was:

                         For:    7,867,518
                     Against:        7,333
                   Abstained:       33,919

Item 6.     Exhibits and Reports on Form 8-K

a.     Exhibits:
      -----------

4.1   Form of Nonqualified Stock Option Agreement for Employees

4.2   Carrington Laboratories, Inc 1995 Stock Option Plan,
      As Amended and Restated Effective March 27, 1996

4.3   Form of Nonqualified Stock Option Agreement for Nonemployee
      Directors

4.4   Form of Incentive Stock Option Agreement for Employees

11.1  Computation of Net Loss Per Common and Common
      Equivalent Share

27.1  Financial Data Schedule


   b.     Reports on Form 8-K
         --------------------------

         No report on Form 8-K was filed by the Company during the quarter ended June 30, 1996.

                                 SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               CARRINGTON LABORATORIES, INC.
                                                  (Registrant)


Date: August 14, 1996                      By:    /s/ Carlton E. Turner
- ---------------------                             -----------------------
                                                      Carlton E. Turner,
                                                      President


Date: August 14, 1996                      By:   /s/ Sheri L. Pantermuehl
- ---------------------                            ------------------------
                                                    Sheri L. Pantermuehl,
                                                   Chief Financial Officer

                             INDEX TO EXHIBITS:


EXHIBIT                                                       SEQUENTIALLY
NUMBER        EXHIBIT                                         NUMBERED PAGE

4.1   Form of Nonqualified Stock Option Agreement for
      Employees

4.2   Carrington Laboratories, Inc. 1995 Stock Option Plan,
      As Amended and Restated Effective March 27, 1996

4.3   Form of Nonqualified Stock Option Agreement for
      Nonemployee Directors

4.4   Form of Incentive Stock Option Agreement for
      Employees

11.1  Computation of Net Income per Common and
      Common Equivalent Share

27.1  Financial Data Schedule