Form 10-K/A
period 1995-12-31
CARRINGTON LABORATORIES INC /TX/
filed 1996-10-04
CIK 718007

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 Form 10-K-A

                Annual Report Pursuant to Section 13 or 15(d)
                   of the Securities Exchange Act of 1934

                For the fiscal year ended December 31, 1995
                       Commission File Number 0-11997

                        Carrington Laboratories, Inc.
             (Exact name of Registrant as specified in its charter)

        Texas                                             75-1435663
(State of Incorporation)                             (IRS Employer ID No.)

                    2001 Walnut Hill Lane, Irving, Texas 75038
                     (Address of principal executive offices)

       Registrant's telephone number, including area code:  (214) 518-1300

           Securities registered pursuant to Section 12(b) of the Act:

       Title of each class                Name of exchange on which registered
       -------------------                ------------------------------------
             None

            Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock ($.01 par value)
                               (Title of class)
                        Preferred Share Purchase Rights
                               (Title of class)

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

                                STATEMENT

This amendment is filed soley for the purpose of Amending that portion of the facing page that describes the securities registered persuant to Sections 12(b) and 12(g) of the Act.

                               SIGNITURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                 CARRINGTON LABORATORIES, INC.


Date:  October 4, 1996                           By: /s/ Sheri L. Pantermuehl
                                                   --------------------------
                                                    Sheri L. Pantermuehl, CFO