Form 10-K/A
period 1995-12-31
CARRINGTON LABORATORIES INC /TX/
filed 1996-10-04
CIK 718007

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 Form 10-K-A

                Annual Report Pursuant to Section 13 or 15(d)
                   of the Securities Exchange Act of 1934

                For the fiscal year ended December 31, 1995
                       Commission File Number 0-11997

                        Carrington Laboratories, Inc.
             (Exact name of Registrant as specified in its charter)

        Texas                                             75-1435663
(State of Incorporation)                             (IRS Employer ID No.)

                    2001 Walnut Hill Lane, Irving, Texas 75038
                     (Address of principal executive offices)

       Registrant's telephone number, including area code:  (792) 518-1300

           Securities registered pursuant to Section 12(b) of the Act:

       Title of each class                Name of exchange on which registered
       -------------------                ------------------------------------
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