Form 10-Q
period 1996-09-30
CARRINGTON LABORATORIES INC /TX/
filed 1996-11-14
CIK 718007

UNITED STATES
                              SECURITIES AND EXCHANGE COMMISSION
                                    Washington, D.C.  20549
                                           Form 10-Q

   (Mark One)
   (   X   )              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                              OF THE SECURITIES EXCHANGE ACT OF 1934

   For the quarterly period ended     September 30, 1996
                                 -----------------------------------------
                                        OR
   (       )              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                              OF THE SECURITIES EXCHANGE ACT OF 1934

   For the transition period from                          To
                                   ----------------------      -----------
   Commission file number      0-11997
                         -------------------------------------------------

                              CARRINGTON LABORATORIES, INC.
                      (Exact name of registrant as specified in its charter)
       Texas                                               75-1435663
   ---------------                         -------------------------------
   (State or other jurisdiction of         (IRS Employer Identification No.)
    incorporation or organization)

                      2001 Walnut Hill Lane, Irving, Texas  75038
   -----------------------------------------------------------------------
                  (Address of principal executive offices and Zip Code)

                                     972-518-1300
   -----------------------------------------------------------------------
                  (Registrant's telephone number, including area code)

   -----------------------------------------------------------------------
                (Former name, former address and former fiscal year,
                         if changed since last report)

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
   Yes             No
       ----------     -----------
                       APPLICABLE ONLY TO CORPORATE ISSUERS:
   Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.
   8,865,503 shares of Common Stock, $.01 par value, were outstanding at November 11, 1996.

                                       INDEX



                                                         Page
                                                         -----
    Part I.    FINANCIAL INFORMATION

      Item 1.  Financial Statements

               Condensed Consolidated Balance Sheets
               at September 30, 1996 (unaudited) and      3, 4
               December 31, 1995

               Condensed Consolidated Statements of
               Operations for the three months and
               nine months ended September 30, 1996
               and 1995 (unaudited)                       5, 6

               Consolidated Statements of Cash Flows
               for the nine months ended September 30,
               1996 and 1995 (unaudited)                     7

               Notes to Condensed Consolidated
               Financial   Statements (unaudited)         8-13

      Item 2.  Management's Discussion and Analysis of
               Financial Condition and Results of
               Operations                                14-22

    Part II.   OTHER INFORMATION

      Item 1.  Legal Proceedings                            23

      Item 6.  Exhibits and Reports on Form 8-K             24

                              PART I - FINANCIAL INFORMATION

   Item 1.  Financial Statements

   Condensed Consolidated Balance Sheets
   (Dollar amounts in 000's)

                                            (unaudited)
                                           September 30,   December 31,
                                               1996            1995
                                           -------------   ------------
    Assets

    Cash and Cash Equivalents                   $ 4,815        $ 6,222
    Accounts Receivable, net                      1,943          2,227

    Inventories                                   3,599          5,104

    Prepaid Expenses                                224            858

                                              ----------   ------------
    Total Current Assets                         10,581         14,411

    Property, Plant and Equipment, net           11,968         12,711

    Other Assets                                  2,071            812

                                              ----------   ------------
        Total Assets                            $24,620        $27,934

                                              ==========   ============

   [FN]
   The accompanying notes are an integral part of these statements.

   Condensed Consolidated Balance Sheets
   (Dollar amounts in 000's)

                                               (unaudited)
                                              September 30,   December 31,
                                                   1996           1995
                                              -------------   ------------
    LIABILITIES AND SHAREHOLDERS' INVESTMENT

    Current Portion of Long-Term Debt              $    45       $  3,026
    Accounts Payable and Accrued Liabilities         3,132          2,420

                                                -----------   ------------

        Total Current Liabilities                    3,177          5,446

    Long-Term Debt, Net of Current Portion              50             89


    Shareholders' Investment:

    Preferred Stock                                    -            1,167

    Common Stock                                        89             84
    Capital in Excess of Par                        50,424         44,666

    Deficit                                        (28,946)       (23,344)

    Foreign Currency Translation Adjustment           (174)          (174)

                                                -----------   ------------
         Total Shareholders' Investment             21,393         22,399

                                                -----------   ------------

                                                  $ 24,620       $ 27,934

                                                ===========   ============

   [FN]
   The accompanying notes are an integral part of these statements.

   Condensed Consolidated Statement of Operations (unaudited)
   (Dollar amounts in 000's, except per share amounts)

                                                  Three Months Ended
                                                     September 30,

                                                   1996          1995
                                                ---------     ---------
    Net Sales                                     $5,112        $6,621
    Cost and Expenses:

      Cost of Sales                                2,145         2,270

      Selling, General and Administrative          2,504         2,867

      Research and Development                     1,376         1,287
      Interest, net                                  (74)           19

                                                ---------     ---------

    (Loss) Income from Operations Before
      Income Taxes                                  (839)          178

      Provision for Income Taxes                      -             15
                                                ---------     ---------

    Net (Loss) Income                            ($  839)       $  163

                                                =========     =========

    Net (Loss) Income per Common
      Equivalent Share                           ($ 0.09)       $ 0.01
                                                =========     =========

    Weighted Average Common and
      Common Equivalent Shares                  8,854,533     8,965,476

                                                =========     =========

   [FN]
   The accompanying notes are an integral part of these statements.

   Condensed Consolidated Statement of Operations (unaudited)
   (Dollar amounts in 000's, except per share amounts)

                                                  Nine Months Ended
                                                     September 30,

                                                  1996          1995
                                               ---------     ---------
    Net Sales                                   $16,064       $19,305
    Cost and Expenses:

      Cost of Sales                               8,440         5,973

      Selling, General and Administrative         8,253         9,501

      Research and Development                    5,079         4,282
      Interest, net                                (168)          139

                                              ----------    ----------

    Loss from Operations Before
      Income Taxes                               (5,540)         (590)

      Provision for Income Taxes                    -              31
                                              ----------    ----------

    Net Loss                                   ($ 5,540)     ($   621)

                                              ==========    ==========

    Net Loss per Common Equivalent Share       ($  0.63)     ($  0.09)
                                              ==========    ==========

    Weighted Average Common and
      Common Equivalent Shares                 8,775,089     7,854,076

                                              ==========    ==========

   [FN]
   The accompanying notes are an integral part of these statements.

   Condensed Statement of Cash Flows (unaudited)
   (Dollar amounts in 000's)
                                                           Nine Months
                                                              Ended
                                                           September 30,
                                                         1996       1995
                                                       -------    --------
    Cash Flows from Operating Activities                                                                       --------

    Net Loss                                           ($5,540)   ($ 621)
      Adjustments to Reconcile Net Loss to
        Net Cash Used by Operating Activities:

    Depreciation and Amortization                          958       926
    Changes in Assets and Liabilities:
      Decrease in Receivables, net                         283        30
      Decrease (Increase) in Inventories, net            1,505      (224)
      Decrease in Prepaid Expenses                         635        20
      (Increase) Decrease in Other Assets               (1,314)       31
      Increase (Decrease) in Accounts Payable And
         Accrued Liabilities                               708      (334)
                                                       --------  --------
    Net Cash Used by Operating Activities               (2,765)     (172)

   Cash Flows from Investing Activities:
      Purchases of Property, Plant and Equipment          (183)   (4,130)
                                                       --------  --------
   Net Cash Used by Investing Activities                  (183)   (4,130)

   Cash Flows from Financing Activities:
      Issuances of Common Stock                          4,562    11,188
      Proceeds from Borrowing                               -      5,510
      Repayment of Long-Term Bank Debt                  (2,977)   (5,787)
      Debt Payments                                        (44)      (94)
                                                       --------  --------
   Net Cash Provided by Financing Activities             1,541    10,817
                                                       --------  --------
    Net (Decrease) Increase in Cash and Cash            (1,407)    6,515
       Equivalents

    Cash and Cash Equivalents, Beginning of Period       6,222       464
                                                       --------  --------
    Cash and Cash Equivalents, End of Period            $4,815    $6,979
                                                       ========  ========
    Supplemental Disclosure of Cash Flow
    Information                                         $   84    $  224
      Cash Paid During the Period for Interest
      Cash Paid During the Period for Income Taxes      $   -     $   12

   [FN]
   The accompanying notes are an integral part of these statements.

   Notes to Condensed Consolidated Financial Statements
   (unaudited)


   (1)     Condensed Consolidated Financial Statements:

   The condensed consolidated balance sheet as of September 30, 1996 and the condensed consolidated statements of operations for the three and nine month periods ended September 30, 1996 and 1995 and the condensed consolidated statement of cash flows for the nine month periods ended September 30, 1996 and 1995, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include all normal recurring adjustments) necessary to present fairly the consolidated financial position, results of operations and cash flows at September 30, 1996, and for all periods presented have been made.

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

   (2)     Inventories:

   Inventories are recorded at the lower of first-in-first-out cost or market. The following summarizes the components of inventory at September 30, 1996 and December 31, 1995:

                                September 30,   December 31,
    (in 000's)                      1996           1995
                                 ---------      -----------
    Raw material and supplies       $  704        $  583

    Work-in-process                  1,344         2,726

    Finished goods                   1,551         1,795

                                  ---------      --------
    Total inventory                 $3,599        $5,104

                                  =========      ========

   Although wound care sales were lower than projected, the Company was able to effectively manage and reduce inventory levels in the first nine months of 1996. The Company regularly evaluates its inventory levels and adjusts production at both its Costa Rica plant, where the bulk freeze-dried aloe vera extract is manufactured, and at its U.S. plant to meet anticipated demand. As a result of these evaluations, inventory reduction programs were initiated in the latter part of 1995 and early 1996. These programs included reduced production at the Company's manufacturing facility in Irving, Texas as well as the Costa Rica facility.

   As a result of these programs, inventory levels were reduced by $1,505,000 during the first three quarters of 1996 including a $630,000 write-down of inventory as described below.

   Period costs of $458,000 and $568,000, related to the Irving, Texas facility and the Costa Rica facility, respectively, were expensed in the first nine months. These costs resulted from a temporary shutdown of the Costa Rica plant for annual routine maintenance and the aforementioned programs to reduce inventory levels to be more in line with current demand.

   Also contributing to the lower inventory balance was a one-time $630,000 write-down of certain inventoried items in the second quarter of 1996. As of June 30, 1996, the Company determined that it was in its best interest to update the inventory valuation of products produced in its Costa Rica facility. This facility produces all of the Company's freeze dried Aloe vera products. The modified valuation is based on lower of cost or market (LCM). The LCM valuation allows for a more realistic costing of products produced in this facility by eliminating the capture of inefficiencies related to lower production levels and will allow the Company to better evaluate and position its products for future sales growth.

   Contributing to the increase in raw materials and supplies was the buildup of materials related to products to be introduced in the latter half of 1996.

   Total Aloe vera extract inventory as of September 30, 1996 and December 31, 1995 was $709,000 and $2,538,000, respectively.


   (3)     Property, Plant and Equipment:

   Net investment in property, plant and equipment as of September 30, 1996 and December 31, 1995 was $11,968,000 and $12,711,000,
   respectively. Included in these amounts is the net investment in property, plant and equipment in Costa Rica as of September 30, 1996 and December 31, 1995 of $3,946,000 and $4,157,000, respectively.

   The production capacity of the Costa Rica plant is larger than the Company's current usage level. In the fourth quarter of 1996, management will assess the realizability of the Costa Rica plant assets and will use the methodology described in SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of."

   (4)     Debt:

   In January 1995, the Company entered into an agreement with NationsBank of Texas, N.A. (the "Bank") for a $2,000,000 line of credit and a $6,300,000 term loan. Proceeds from the term loan were used to fund planned capital expenditures, a letter of credit required by a supplier and planned research projects. The line of credit was to be used for operating needs, as required. As of December 31, 1995, the Company was not in compliance with the term loan's fixed charge ratio covenant. Rather than amend the terms of the term loan, on April 29, 1996, the Company's management elected to pay off the entire term loan balance of $2,977,000 plus $18,000 in accrued interest with available cash to eliminate the interest expense on the term loan.
   All assets previously collateralizing the term loan were released by the Bank. The Company pledged a $1,500,000 certificate of deposit ("CD") to secure the letter of credit.

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


   (5)     Shareholders' Investment:

   Options - Each employee option is either a nonqualified or an incentive stock option with an exercise price equal to the fair market value of the Company's common stock on the date of grant. Each employee option normally becomes exercisable with respect to one-fourth of the shares covered thereby in each year in the four-year period beginning one year after the date of grant unless specifically modified by the Company's Stock Option Committee. Each of the employee options expires 10 years from the date of the grant. Options issued to non-employee directors of the Company are nonqualified options that are exercisable as of, and expire four years from the grant date. As of September 30, 1996, 694,165 options to purchase shares of common stock were outstanding. Exercise prices of the outstanding options range from $8.25 to $47.75 per share. During the third quarter of 1996, options for 2,473 shares of common stock were exercised at a price of $8.625 to $12.75 per share. Total proceeds to the Company from the exercise of these options were $28,000.

   Warrants - From time to time, the Company has granted warrants to purchase common stock to the Company's research consultants and certain other persons rendering services to the Company. The exercise price of each of such warrants was normally the market price or in excess of the market price of the common stock at date of grant. As of September 30, 1996, warrants for 51,000 shares were outstanding with exercise prices of $9.75 to $20.125 per share. These warrants expire between 1998 and 2002.

   Employee Stock Purchase Plan - On October 29, 1992, the Company adopted an Employee Stock Purchase Plan (the "Plan") under which eligible employees are granted the opportunity to purchase shares of the Company's common stock. Under the Plan, employees may purchase common stock at a price equal to the lesser of 85% of the market price of the Company's common stock on January 1 (or on the quarterly enrollment date on which the employee's participation in the Plan commences) or 85% of the market price on the last business day of each month. The Plan provides for the grant of rights to employees to purchase a maximum of 500,000 shares of common stock of the Company. Under the Plan, 55,862 shares have been purchased by employees at prices ranging from $7.23 to $29.54 per share through September 30, 1996.

   Preferred Stock (Series C)- In June 1991, the Company completed a transaction whereby the Company issued 7,909 shares of Series C 12% cumulative convertible preferred stock (the "Series C Shares") in exchange for convertible debentures plus interest accrued to the date of exchange to a private investor (the "Investor"). The Series C Shares had a par value of $100 per share, were convertible at par into common stock of the Company at a price of $7.58 per share (subject to certain adjustments), were callable by the Company and convertible by the Investor after January 14, 1996 and provided for dividend payments to be made only through the issuance of additional Series C Shares.
   In the first quarter of 1996, all of the outstanding Series C Shares were converted to 174,935 shares of the Company's common stock.

   (6)     Sales by Division

   The following summarizes sales by division and consolidated sales for the three month periods ending September 30, 1996 and 1995:
   (Dollar amounts in 000's)

   Three Months Ended   Wound              Carrington  Caraloe    Total
   September 30, 1996    Care  Veterinary     Sales       Inc.    Sales
                       ------- ----------   ----------  -------  -------
   Sales, net           $4,143     $ 78       $ 4,221     $ 891   $ 5,112
   Cost of Goods
     Sold                1,447       42         1,489       656     2,145
                        -------   ------      --------   ------   -------
   Gross Margin         $2,696     $ 36       $ 2,732    $  235   $ 2,967
                        =======   ======      ========   ======   =======
   Three Months Ended
   September 30, 1995
   Sales, net           $5,353     $ 84       $ 5,437    $1,184   $ 6,621
   Cost of Goods
     Sold                1,444       44         1,488       782     2,270
                        -------   ------      --------   ------   -------
   Gross Margin         $3,909     $ 40       $ 3,949    $  402   $ 4,351
                        =======   ======      ========   ======   =======

   The following summarizes sales by division and consolidated sales for the nine month periods ending September 30, 1996 and 1995:
   (Dollar amounts in 000's)

   Nine Months Ended     Wound               Carrington  Caraloe    Total
   September 30, 1996    Care    Veterinary     Sales      Inc.     Sales
                        --------  ----------  ----------  -------   -------
   Sales, net          $12,788      $246      $13,034     $3,030    $16,064
   Cost of Goods
     Sold                5,638       165        5,803      2,637      8,440
                       --------    ------     --------    -------   -------
   Gross Margin        $ 7,150      $ 81      $ 7,231     $  393    $ 7,624
                       ========    ======     ========    =======   =======

   Nine Months Ended
   September 30, 1995
   Sales, net          $16,769      $263      $17,032     $2,273    $19,305
   Cost of Goods
     Sold                4,396       135        4,531      1,442      5,973
                       --------    ------     -------     -------   -------
   Gross Margin        $12,373      $128      $12,501     $  831    $13,332
                       ========    ======     =======     =======   =======

   (7)     Subsequent Event

   On October 21, 1996 (the "Closing Date"), the Company completed a $6,600,000 financing involving the private placement of Series E Convertible Preferred Stock (the "Series E Shares"). Each Series E Share has a par value of $100 and a purchase price of $10,000. After placement fees, legal and other costs related to the private placement, the Company expects to realize net proceeds of $6,266,000. Current plans call for much of the proceeds from this sale to be used to continue Carrington's clinical research programs.

   The Series E Shares are convertible, at the option of the holder thereof, into shares of the Company's common stock beginning on December 20, 1996, and prior to October 21, 1999 ("the Maturity Date"), at a conversion price per share (the "Conversion Price") equal to the lower of $25.20 (120 percent of the current market price of the Company's common stock as calculated over the three trading-day period ending on the last trading day prior to the Closing Date) or 87% of the current market price as calculated over the three trading-day period ending on the last trading day immediately preceding the conversion date. The Conversion Price is subject to adjustment to take into account stock dividends, stock splits and share combinations involving the Company's common stock. Each Series
   E Share will be convertible into the number of whole shares of common stock determined by dividing $10,000 by the Conversion Price.

   Each Series E Share outstanding on the Maturity Date shall automatically convert into common stock at the then current Conversion Price. Holders of Series E Shares shall be entitled to receive an annual dividend payment equal to $500 per share for the one year period commencing on October 21, 1998 and ending on October 22, 1999 (equal to 5% of the per share Purchase Price). Dividends are payable only if the preferred shares are held to maturity, and are payable either in shares of common stock at the then current Conversion Price or in cash, or both, at the option of the Company.

   The Company has agreed to prepare and file a registration statement
   (the "Registration Statement") with respect to the resale of the underlying shares of common stock (including any shares issued in payment of dividends on the Series E Shares or the periodic payments described below) with the Securities and Exchange Commission (the "Commission".) The Company must use its best efforts to cause the Registration Statement to be declared effective by the Commission on or before the eightieth day after the Closing Date. If the Registration Statement is not declared effective on or before the eightieth day after the Closing Date, the Company must make periodic payments equal to 1% of the Purchase Price for the first thirty days after such eightieth day, and 2% of the Purchase Price for each additional thirty day period, pro rata to the date the Registration Statement is declared effective. These payments, if required, may be made in either cash or common shares, or both, at the election of the Company.

   Management believes that the Registration Statement will be filed and declared effective in a timely fashion and that no such payments will be required.

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


   Liquidity and Capital Resources

   At September 30, 1996 and December 31, 1995, the Company held cash and cash equivalents of $4,815,000 and $6,222,000, respectively. The decrease in cash of $1,407,000 from December 31, 1995 to September 30, 1996 was largely attributable to the retirement of all bank debt and the purchase of a $1,500,000 certificate of deposit ("CD") (see Note 4 to the consolidated financial statements) as well as increased research and development expenditures. These cash outflows were partially offset through the exercise of options and warrants, and purchases of shares through the Employee Stock Purchase Plan, that resulted in an additional $4,548,000 cash in the first nine months of 1996.

   Although wound care sales have been lower than projected, the Company has been able to effectively manage and reduce inventory levels throughout 1996. The Company regularly evaluates its inventory levels and adjusts production at both its Costa Rica plant, where the bulk freeze-dried aloe vera extract is manufactured, and at its U.S. plant to meet anticipated demand. As a result of these evaluations, inventory reduction programs were initiated in the latter part of 1995 and early 1996. These programs included reduced production at the Company's manufacturing facility in Irving, Texas, as well as the Costa Rica facility. As a result of these programs, inventory levels were reduced by $1,505,000 during the first three quarters of 1996, which includes a $630,000 write-down of Aloe vera derived products as described below. As a result of the decreased production levels, the Company has expensed $1,026,000 of unabsorbed overhead as cost of goods sold in the first nine month of 1996.

   The production capacity of the Costa Rica plant is larger than the Company's current usage level. In the fourth quarter of 1996, management will assess the realizability of the Costa Rica plant assets and will use the methodology described in SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be disposed of." As of November 14, 1996, the Company had no material capital commitments other than its leases, agreements with suppliers and clinical trials.

   In January 1995, the Company entered into an agreement with NationsBank of Texas, N.A. (the "Bank") for a $2,000,000 line of credit and a $6,300,000 term loan. Proceeds from the term loan were used to fund planned capital expenditures, a letter of credit required by a supplier, as discussed below, and planned research projects. The line of credit was to be used for operating needs, as required. As of December 31, 1995, the Company was not in compliance with the term loan's fixed charge ratio covenant. Rather than amend the terms of the term loan, on April 29, 1996, the Company's management elected to pay off the entire term loan balance of $2,977,000 plus $18,000 in accrued interest with available cash to eliminate the interest expense on the term loan. All assets previously collateralizing the term loan were released by the Bank. The Company pledged a $1,500,000 CD to secure the letter of credit as described below.

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

   In February 1995, the Company entered into a supply agreement with its supplier of freeze-dried products. The agreement required that the Company establish a $1,500,000 letter of credit. The term loan with the Bank was originally used to fund this letter of credit. As of November 13, 1996, the supplier had not made a presentation for payment under the letter of credit. The contract also requires the Company to accept minimum monthly shipments of $30,000 and to purchase a minimum of $2,500,000 worth of product over a period of five years. In April 1996, and in conjunction with the Company's settlement of the term loan, the Bank agreed to reduce the fees on the letter of credit by one percentage point in consideration of the Company's agreement to purchase and assign to the Bank a CD in an amount equal to the letter of credit. The Company will maintain the CD until such time as the letter of credit expires or is otherwise released.

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

   The Company began a large scale clinical trial during the third quarter of 1995 for the testing of its Aliminase(TM) oral capsules for the treatment of acute flare-ups of ulcerative colitis. The cost of this clinical trial was approximately $2,300,000. All expenses related to this trial have been recognized and paid. In the third quarter of 1996, the Company began a second large scale clinical trial for the testing of Aliminase(TM) oral capsules for the treatment of ulcerative colitis. The cost of this trial was expected to be approximately $2,500,000 of which approximately $212,000 was required as an initial payment when the research contract was signed on September 19, 1996. The full amount of the payment was expensed in the third quarter. In late October 1996, the Company received the results of the initial phase III clinical trial for the testing of Aliminase(TM). Indications are that no statistically significant differences were found to support a therapeutic effect. As a result, the Company has terminated the second large scale clinical trial and further testing of Aliminase(TM) has been placed on hold. Approximately $150,000 in cancellation fees was recorded in the third quarter and will be paid in the fourth quarter in relation to this termination. No additional expenses related to phase III trials of Aliminase(TM) are anticipated as of November 14, 1996.

   In late 1995, the Company began an initial Phase I study using injectable CarraVex(TM) (formerly Alovex(TM)) in cancer patients involving six cancer types. The estimated cost of this study is $475,000.

   The Company has initiated a program to reduce expenses and the cost of manufacturing, thereby increasing the gross margin on existing sales. The Company has restructured the sales force to position it for growth and is refocusing the sales effort to increase market share in the alternative care markets. If the implementation of these programs is successful, the Company believes that its cash resources, including available cash and improved revenues, will provide the funds necessary to finance its current operations. Subsequent to the third quarter end, the Company completed a $6,600,000 financing involving the private placement of Series E Convertible Preferred Stock. Current plans call for much of the proceeds from this sale to be used to continue Carrington's clinical research programs (see Footnote 7 to the consolidated financial statements). The Company does not expect that these cash resources will be sufficient to finance the major clinical studies and costs of filing new drug applications necessary to develop its products to their full commercial potential. Additional funds, therefore, may have to be raised through equity offerings, borrowings, licensing arrangements or other means, and there is no assurance that the Company will be able to obtain such funds on satisfactory terms when they are needed.

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

   Third Quarter of 1996 Compared With Third Quarter of 1995

   Net sales were $5,112,000 in the third quarter of 1996, compared with $6,621,000 in the third quarter of 1995. This decrease of $1,509,000, or 22.8%, resulted from a decrease of $1,210,000 in sales of the Company's wound and skin care products from $5,353,000 to $4,143,000, or 22.6%. New products introduced in late January accounted for $242,000 in wound and skin care sales during the third quarter of 1996.

   Also contributing to the decrease in net sales was a decrease in sales of Caraloe, Inc., the Company's consumer products subsidiary. Caraloe's sales decreased from $1,184,000 to $891,000, or 32.9%. Caraloe sales to Mannatech, Inc., which are primarily Manapol(R), decreased from $1,090,000 to $830,000. Sales of the Company's veterinary products decreased from $84,000 to $78,000. In March 1996, the Company entered into an agreement with Farnam Companies, Inc., a leading marketer of veterinary products, to promote and sell the Company's veterinary line on a broader scale.

   Cost of sales decreased from $2,270,000 to $2,145,000, or 5.5%. As a percentage of sales, cost of sales increased from 33.7% to 42.2% after adjusting for period costs of $36,000 and ($10,000) in the third quarter of 1995 and 1996, respectively. The period costs are related to the aforementioned inventory reduction programs. The increase in cost of goods sold is largely attributable to the 19% overall price decrease which occurred in February of 1996. Additionally, all of the new products introduced in the first half of 1996 are manufactured for the Company by third-party manufacturers and have a lower profit margin than the products manufactured by the Company.

   Selling, general and administrative expenses decreased to $2,504,000 from $2,867,000, or 12.7%. This decrease is primarily attributable to cost reduction programs put in place earlier in the year as well as savings generated from the restructuring of the sales force.

   Research and development ("R&D") expenses remained constant with only a small increase to $1,376,000 from $1,287,000, or 6.9%. This increase was the result of the first phase III pivotal large scale clinical trial for the testing of Aliminase(TM) oral capsules for the treatment of acute flare-ups of ulcerative colitis begun during the third quarter of 1995. This study was substantially completed in the third quarter of 1996. In September of 1996, the Company initiated the second pivotal phase III testing of Aliminase(TM). The initial payment of approximately $212,000 was expensed in the third quarter.
   In late October 1996, the Company received the results of the initial phase III clinical trial for the testing of Aliminase(TM). Indications are that no statistically significant differences were found to support a therapeutic effect. As a result, the Company has terminated the second large scale clinical trial and further testing of Aliminase(TM) has been placed on hold. Approximately $150,000 in cancellation fees was recorded in the third quarter and will be paid in the fourth quarter in relation to this termination. This increase was offset by a reduction of internal salaries and other operating expenses.

   Net interest income of $74,000 was realized in the third quarter of 1996, versus net interest costs of $19,000 in the third quarter of 1995, due to having more excess cash to invest as well as the early retirement of all bank debt in April of 1996.

   First Nine Months of 1996 Compared With First Nine Months of 1995

   Net sales were $16,064,000 in the first nine months of 1996, compared with $19,305,000 in the first nine months of 1995. This decrease of $3,241,000, or 16.8%, resulted from a decrease of $3,981,000 in sales of the Company's wound and skin care products from $16,769,000 to $12,788,000, or 23.8%. New products introduced in late January accounted for $912,000 in wound and skin care sales during the first nine months of 1996. The decrease in wound and skin care sales was partially offset by a $757,000, or 33.3%, increase in sales of Caraloe, Inc., the Company's consumer products subsidiary.

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

   To continue to grow its wound care business, the Company realized that it had to expand from the $38 million hydrogel market in which it competed to a much larger segment of the billion dollar plus wound care market. To achieve this objective, an aggressive program of new product development and licensing was undertaken in 1995 with the goal of creating a complete line of wound care products to address all stages of wound management. As a result of this program, the Company launched three new wound care product types in late January 1996.
   The Company expects to launch additional products in late 1996 and 1997.

   Caraloe's sales increased from $2,273,000 to $3,030,000, or 40.7%. Caraloe sales to Mannatech increased from $2,488,000 to $2,733,000.
   Of the 1996 sales, $2,673,000 is related to the sale of bulk Manapol(R). Sales of the Company's veterinary products decreased from $263,000 to $243,000. In March 1996, the Company entered into an agreement with Farnam Companies, Inc., a leading marketer of veterinary products, to promote and sell the Company's veterinary line on a broader scale.

   Cost of sales increased from $5,973,000 to $8,440,000, or 41.3%. As a percentage of sales, cost of sales increased from 30.5% to 42.2% after adjusting for a $630,000 write-down of inventory on June 30, 1996 and period costs of $94,000 and $1,026,000 in the first nine months of 1995 and 1996, respectively. The period costs are related to the annual shutdown of the facility in Costa Rica for routine maintenance and inventory reduction programs. The increase in cost of goods sold is largely attributable to the increased sales of bulk Manapol(R), which has a substantially lower profit margin in 1996 as compared to the margin on Manapol(R) in the prior year and the margins on the Company's wound and skin care products, and the overall 19% price decrease which occurred in February of 1996. Additionally, all of the new products introduced in the first half of 1996 are manufactured for the Company by third-party manufacturers and have a lower profit margin than the products manufactured by the Company.

   In the second quarter of 1996, the Company determined that it was in its best interest to update the inventory valuation of products produced in its Costa Rica facility. This facility produces all of the Company's freeze dried aloe vera products. The updated valuation is based on LCM. The LCM valuation allows for a more realistic costing of products produced in this facility by eliminating the capture of inefficiencies related to lower production levels and will allow the Company to better evaluate and position its products for future sales growth. This lower valuation required a $630,000 write-down of inventory as of June 30, 1996.

   Selling, general and administrative ( SG&A ) expenses decreased to $8,253,000 from $9,501,000, or 13.1%. This decrease was attributable to approximately $900,000 in one-time charges in the first nine months of 1995. These one-time charges were related to severance agreements, legal expenses and settlements and debt refinancing costs. This was partially offset as the Company incurred approximately $150,000 in additional costs related to the launch of three new product types and a one-time write-off of approximately $92,000 of bank and legal charges related to the early retirement of all bank debt. Also contributing to the reduced SG&A expenses were the benefits received from the cost reduction programs put in place earlier in the year as well as savings generated from the restructuring of the sales force.

   Research and development ("R&D") expenses increased to $5,079,000 from $4,282,000, or 18.6%. This increase was the result of beginning the large scale phase III clinical trial for the testing of Aliminase(TM) oral capsules for the treatment of acute flare-ups of ulcerative colitis during the third quarter of 1995. This study was substantially completed in the third quarter of 1996. In September of 1996, the Company initiated the second pivotal phase III testing of Aliminase(TM). The initial payment of approximately $212,000 was expensed in the third quarter. In late October 1996, the Company received the results of the initial phase III clinical trial for the testing of Aliminase(TM). Indications are that no statistically significant differences were found to support a therapeutic effect. As a result, the Company has terminated the second large scale clinical trial and further testing of Aliminase(TM) has been placed on hold. Approximately $150,000 in cancellation fees was recorded in the third quarter and will be paid in the fourth quarter of 1996. Additional R&D costs related to the ongoing cancer research contributed to the increase in R&D during the first nine months of 1996 as well. These costs were partially offset by a reduction of internal salaries and other operating expenses.

   Net interest income of $168,000 was realized in the first nine months of 1996, versus net interest costs of $139,000 in the first nine months of 1995, due to having more excess cash to invest as well as the retirement of all bank debt in April 1996.

   All statements other than statements of historical fact contained in this report, including statements in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" (and similar statements contained in the Notes to Condensed Consolidated Financial Statements) concerning the Company's financial position, liquidity, capital resources and results of operations, its prospects for the future and other matters, are forward-looking statements. Forward-looking statements in this report generally include or are accompanied by words such as "anticipate", "believe", "estimate","expect", "intend" or words of similar import. Such forward-looking statements include, but are not limited to, statements regarding the Company's plan or ability to recover the cost of the Costa Rica plant, to absorb the plant's operating cost, to achieve growth in demand for, or sales of, products, to reduce expenses and manufacturing costs and increase gross margin on existing sales, to use the proceeds from its sale of Series E
   Convertible Preferred Stock to continue its clinical research programs, to file a registration statement and have it declared effective within the time required by its agreements with the holders of its Series E Convertible Preferred Stock, to vigorously defend the legal proceedings described in this report, to maintain the CD that secures its outstanding letter of credit, to obtain financing when it is needed, to increase the Company's market share in the alternative care markets, to improve its revenues and fund its operations from such revenues and other available cash resources, to enter into licensing agreements, to develop and market new products and increase sales of existing products, to obtain government approval to market new products, to expand its business into a larger segment of the market for wound care products, increase its market share in the alternative care markets, to promote and sell its veterinary products on abroad scale and various other matters.

   Although the Company believes that the expectations reflected in its forward-looking statements are reasonable, no assurance can be given that such expectations will prove correct. Factors that could cause the Company's results to differ materially from the results discussed in such forward-looking statements include but are not limited to the possibilities that the Company may be unable to obtain the funds needed to carry out large scale clinical trials and other research and development projects, that the results of the Company's clinical trials may not be sufficiently positive to warrant continued development and marketing of the products tested, that new products may not receive required approvals by the appropriate government agencies or may not meet with adequate customer acceptance, that the Company may not be able to obtain financing when needed, that the Company may not be able to obtain appropriate licensing agreements for products that it wishes to market or products that it needs assistance in developing, that demand for the Company's products may not be sufficient to enable it to recover the cost of the Costa Rica plant or to absorb all of that plant's operating costs, and that the Company's efforts to improve its sales may not be sufficient to enable it to fund its operating costs from revenues and available cash resources.

   All forward-looking statements in this report are expressly qualified in their entirety by the cautionary statements in the two immediately preceding paragraphs.

   Part II

   Item 1.     Legal Proceedings

   On March 29, 1996, Dianna Gold (the "Plaintiff"), a former employee of the Company, filed a lawsuit styled Dianna Gold vs. Carrington Laboratories, Inc., Jeff Rubel, and Does 1 to 20, inclusive, Case No. 977253 in the Superior Court of the State of California in and for the County of San Francisco, alleging breach of contract, intentional and negligent misrepresentation, and violations of the California Labor Code in connection with her employment and the termination thereof by the Company. The Plaintiff sought to recover unspecified damages "in excess of $50,000" on each of five alleged causes of action, unspecified damages "in accordance with proof of trial" on each of three additional alleged causes of action, unspecified "exemplary and punitive damages" on three of the eight alleged causes of action, unspecified "double damages" on one of the alleged causes of action, unspecified "treble damages" on one of the alleged causes of action, interest and costs on all eight alleged causes of action, and unspecified attorney's fees on three of such alleged causes of action.

   On September 4, 1996, the Judge signed an Order for the Stipulation and Request for Dismissal (with prejudice) of the case. Both parties will bear their own costs and fees with no other future liabilities.

   The Plaintiff has also filed an action styled Dianna Gold v. Carrington Laboratories, Inc., and Fireman's Fund Insurance Company with the Workers' Compensation Appeals Board for the State of California (Case No. SFO 394660). On March 26, 1996, Plaintiff filed an Application for Discrimination Benefits Pursuant to Labor Code
   Section 132(a) in that case. The Company intends to vigorously defend this action.


   On June 26, 1996, Robert W. Brown ("Brown"), a former employee of the Company, filed a lawsuit styled Robert W. Brown vs. Carrington Laboratories, Inc., Cause No. 96-6469 in the 193rd District Court of Dallas County, Texas, alleging breach of contract, promissory estoppel, fraud, negligent misrepresentation and slander in connection with his employment and the termination of his employment with the Company. Brown seeks to recover unspecified common law and statutory damages, punitive damages, interest, attorneys fees and costs of suit. Trial has been set for December 16, 1996. The Company intends to vigorously defend this lawsuit.


   On September 13, 1996, Linda M. Miller ("Miller"), a former employee of the Company, filed a lawsuit styled Linda M. Miller vs. Carrington Laboratories, Inc., Cause No. 96-9971 in the 191st District Court of Dallas County, Texas, alleging breach of contract in connection with her employment and the termination of her employment with the Company. Miller seeks to recover damages in excess of $50,000, exclusive of interests and costs. The Company intends to vigorously defend this lawsuit.

   Item 6.     Exhibits and Reports on Form 8-K


    a.         Exhibits:
               -------------------

     10.1      Sales Distribution Agreement between
               Faulding Pharmaceuticals Laboratories and
               Carrington Laboratories, Inc.

     10.2      Sales Distribution Agreement between Trudell
               Medical Marketing Limited and Carrington
               Laboratories, Inc.

     10.3      Clinical Research Agreement between ICON and
               Carrington Laboratories, Inc.

     11.1      Computation of Net Loss Per Common and Common
               Equivalent Share

     27.1      Financial Data Schedule


    b.         Reports on Form 8-K:
               --------------------
               No report on Form 8-K was filed by the Company during the quarter ended September 30, 1996.

                                 SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              CARRINGTON LABORATORIES, INC.
                                                      (Registrant)


   Date: November 14, 1996                    By: /s/ Carlton E. Turner
        ------------------                       ------------------------

                                                  Carlton E. Turner,
                                                  President and C.E.O.


   Date: November 14, 1996                    By: /s/ Sheri L. Pantermuehl
        ------------------                       ------------------------

                                                  Sheri L. Pantermuehl,
                                                  Chief Financial Officer
                                                  and Treasurer

                                 SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              CARRINGTON LABORATORIES, INC.
                                                      (Registrant)



   Date: November 14, 1996                    By:
        ------------------                       ------------------------

                                                  Carlton E. Turner,
                                                  President and C.E.O.


   Date: November 14, 1996                    By:
        ------------------                       ------------------------
                                                  Sheri L. Pantermuehl,
                                                  Chief Financial Officer
                                                  and Treasurer

   INDEX TO EXHIBITS:



     10.1      Sales Distribution Agreement between
               Faulding Pharmaceuticals Laboratories and
               Carrington Laboratories, Inc.

     10.2      Sales Distribution Agreement between Trudell
               Medical Marketing Limited and Carrington
               Laboratories, Inc.

     10.3      Clinical Research Agreement between ICON and
               Carrington Laboratories, Inc.

     11.1      Computation of Net Loss Per Common and Common
               Equivalent Share

     27.1      Financial Data Schedule

   Exhibit 11.1

   Computation of Net Income Per Common and Common Equivalent Share
   (unaudited)
   (Dollar amounts in 000's, except shares and per share amounts)

                                Three Months Ended       Nine Months Ended
                                  September 30,            September 30,

                                 1996        1995        1996        1995
                              ---------   ----------  ----------  ----------
    Net (Loss) Income           ($839)        $163     ($5,540)      ($621)
    Preferred Stock Dividend
     Requirement                   -           (36)        (34)       (105)

    Net (Loss) Income for
     Computing (Loss) Income
     per Common Share           ($839)        $127     ($5,574)      ($726)

    Average Common and
     Common Equivalent
     Shares Outstanding (1)   8,854,533    8,965,476   8,775,089   7,854,076

    Net (Loss) Income per
     Common and Common
     Equivalent Share          ($0.09)        $0.01     ($0.63)     ($0.09)

   [FN]
   (1) Common stock equivalents have been excluded since the effect on net income per share of their inclusion would either be antidilutive or represent dilution of less than 3%.