Form 10-K/A
period 1995-12-31
CARRINGTON LABORATORIES INC /TX/
filed 1997-03-05
CIK 718007

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549

                                   Form 10-K/A
                                (Amendment No. 2)

                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 1995
                         Commission File Number 0-11997

                          Carrington Laboratories, Inc.
           (Exact name of Registrant as specified in its charter)

                Texas                                75-1435663
       (State of Incorporation)                (IRS Employer ID No.)

                   2001 Walnut Hill Lane, Irving, Texas 75038
                    (Address of principal executive offices)

   Registrant's telephone number, including area code:  (972) 518-1300

      Securities registered pursuant to Section 12(b) of the Act:

   Title of each class       Name of exchange on which registered
         None

      Securities registered pursuant to Section 12(g) of the Act:

                           Common Stock ($.01 par value)
                                 (Title of class)
                          Preferred Share Purchase Rights
                                 (Title of class)

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
   days.  Yes [X]      No [ ]

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


                                      PART I

   ITEM 1.  BUSINESS.

                                     General

        Carrington Laboratories, Inc. ("Carrington" or the "Company") is a research-based pharmaceutical and medical device company engaged in the development, manufacturing and marketing of carbohydrate-based therapeutics for the treatment of major illnesses and the dressing and management of wounds. The Company is comprised of three business divisions. See Note 15 to the financial statements of this annual report for financial information about these business divisions. The Company sells, using a network of distributors, nonprescription products through its Wound and Skin Care Division, veterinary medical devices and pharmaceutical through its Veterinary Medical Division and consumer products through its consumer products subsidiary, Caraloe, Inc. The Company's research and product portfolio are based primarily on complex carbohydrate technology derived from the Aloe vera plant.

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

                                 Consumer Health

        Caraloe, Inc., a separate subsidiary of the Company, markets or licenses consumer products and bulk ingredients utilizing the Company's patented complex carbohydrate technology. Attention has been focused on three goals, the first of which is to sell Caraloe's Aloe Nutritional brand products through the health food store market. The second goal has been to develop private label aloe products for entrepreneurs seeking a high quality line of aloe products. The third goal has been to become a supplier of bulk AVMP(TM) (Aloe vera mucilaginous polysaccharide) to commercial companies incorporating aloe vera mucilaginous polysaccharides into their established product lines. In May 1994, an agreement was signed with Mannatech, Inc., formerly Emprise International, Inc., to supply it bulk Manapol(R). In February 1996, an agreement was signed with Mannatech granting it an exclusive license in the United States for Manapol(R). During fiscal 1994 and 1995, sales of Manapol(R) to Mannatech represented 4% and 10%, respectively, of the Company's total net sales.

                            Veterinary Medical Division

        The Carrington Veterinary Medical Division ("CVMD") markets Acemannan Immunostimulant, a vaccine adjuvant, and several wound and skin care products to the veterinary market. Acemannan Immunostimulant was conditionally approved by the United States Department of Agriculture ("USDA") in November 1991, for use as an aid in the treatment of canine and feline fibrosarcoma, a form of soft tissue cancer that affects dogs and cats. A conditional approval means that efficacy and potency tests are required, and the product's label must specify that these studies are in progress. The "conditional" aspect of the approval will be removed upon completion of additional potency testing which is in the final stages of development. The Company expects to complete these tests in 1996. There can be no assurance that these tests will result in he removal of the conditional restriction on the USDA s approval of Acemannan Immunostimulant.

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

       The Company is marketing or developing several products which in the past were given the general name of acemannan, suggesting the products were identical. This is not correct because there are ten products in development or being marketed that are derived from 3 basic extracts of the Aloe vera plant. The basic freeze-dried aloe vera extract is reconstituted to produce Manapol(R) and AVMP(TM) for both food grade and cosmetic grade products. Further refinement produces Bulk Pharmaceutical Mannans that are used to produce hydrogels; the Carrington(TM) Patch, an oral care product; Carra Sorb(TM) M, a freeze-dried wound dressing; adjuvants, ACM I marketed by Solvay, and CARN 500 which is being developed as an adjuvant for various vaccines; and Aliminase(TM) (formerly CARN 1000) capsules which are being developed for ulcerative colitis. Finally, Bulk Injectable Mannans are marketed as Acemannan Immunostimulant (CARN 700), and a product has been developed for the treatment of cancer, Alovex(TM) (formerly CARN 750).

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

        The Company believes that its products' pharmacological actions and lack of toxicity make them excellent candidates for further development as therapeutic agents for the treatments and uses for which the Company intends to seek regulatory approvals (see "Research and Development -- General" above). There is no assurance, however, that the Company will be successful in its efforts.

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

        In 1991, the USDA granted the Company conditional approval to market an injectable form of a complex carbohydrate as an aid in the treatment of canine and feline fibrosarcoma, a form of soft tissue cancer, under the name Acemannan Immunostimulant. The Company believes that the USDA's remaining requirements to remove the conditional restriction can be completed in 1996 (see "Veterinary Medical Division" above). Of course, there can be no assurance as to whether or when the USDA will remove the conditional restriction on its approval of this product.

                                   Human Studies

        Evaluation of Aliminase(R)(formerly CARN 1000) in the Treatment of Inflammatory Bowel Diseases. In October 1991, the Company filed an investigational new drug ("IND") application requesting approval to conduct human clinical trials on the efficacy of Aliminase(R) in the treatment of ulcerative colitis. In November 1991, the Company received notice that the FDA was withholding approval of the study, pending submission of additional information. Additional studies requested by the FDA were completed, and the results were submitted in

   October 1992. In December 1992, the Company received authorization from the FDA to commence human clinical trials under the IND application. In early 1993, the Company began a pilot safety and efficacy study with oral Aliminase(R) in the treatment of ulcerative colitis patients who are experiencing an acute flare-up of the disease. This study was conducted by treating 54 patients with 400 or 800 milligram doses twice daily for two or four weeks. After four weeks, the disease activity index and the signs and symptoms of the disease were significantly improved, and the safety of the oral product continued to be confirmed. A large controlled trial of Aliminase(R) in patients with ulcerative colitis began in September 1995. A total of 288 patients will be enrolled in four groups comparing a placebo with three doses of Aliminase(R) (150, 300 and 600 mg dosage levels, administered twice daily for six weeks). Results are expected in 1996.

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

        Evaluation of Carrington  Patch in the Treatment of Aphthous
   Ulcers. Carrington's efforts to broaden the claims for wound care products containing Carrasyn(R) Hydrogel were expanded to include an application within the oral health care field. Two studies were conducted at Baylor College of Dentistry to examine the efficacy and safety of two formulations of Carrasyn(R) Hydrogel wound dressing in the treatment of oral aphthous ulcers (canker sores). The first study involved Carrasyn(R) Hydrogel wound dressing modified for intraoral use versus a leading product. The second trial involved the modified oral formulation of Carrasyn(R) Hydrogel that had been freeze-dried. This product, Carrington(TM) Patch, reduced the pain of these ulcers. A 510(k) was submitted to the FDA for permission to market the freeze-dried formulation for the management of oral aphthous ulcers. This was granted by the FDA, and the product will be marketed as Carrington(TM) Patch for the reduction of pain due to aphthous ulcers.

        Evaluation of Carrasyn in Wound Healing. In 1993, a study was conducted at M.D. Anderson Cancer Center to determine if Carrasyn(R) Hydrogel was of benefit in treating radiation-induced skin reactions of mice. These studies clearly showed that, when compared to controls, Carrasyn(R) Hydrogel could significantly reduce radiation-induced inflammation and tissue damage in animals. As a result of this work, a small clinical trial was performed in 1994, studying the radiation-sparing effects of Carrasyn(R) Hydrogel wound dressing in four oncology patients. Further trials will continue in 1996. Four new indications (post-surgical incisions, sunburn, diabetic ulcers and radiation dermatitis) for Carrasyn(R) were added in 1995.

        Evaluation of Carrasyn Freeze-Dried Gel (Carra Sorb(TM) M) in Wound Healing. Following the submission of a 510(k) for a preservative-free freeze-dried gel for wound care, the FDA allowed Carrington to market this product, and it was launched in early 1996.

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

      In November 1995, the Company signed a licensing agreement with a supplier of calcium alginates and other wound care products. Under the agreement, the Company has exclusive marketing rights to advanced calcium alginates products for North and South America and the People s Republic of China. The Company will continue to seek opportunities to license products from third parties that will enhance its product portfolio.

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

                              Manufacturing

      Prior to the second quarter of 1995, the Company produced substantially all its wound and skin care products in a leased facility in Dallas, Texas. During the first quarter of 1994, the Company completed an evaluation of the production requirements that would be needed to meet all federal regulatory requirements as a fully integrated pharmaceutical manufacturer, as well as the production capacity that would be required to meet continued growth in the Company's wound and skin care business. It was decided to move its wound and skin care manufacturing operation from its present location to an unused portion of the Company's headquarters facility in Irving, Texas, and expand the facility through higher capacity equipment. The moving, upgrading and expansion of the manufacturing operation began in the fourth quarter of 1994, and the project was completed and production began during the third quarter of 1995. At the same location, the Company has upgraded its capabilities to produce injectable grade pharmaceutical products. The Company believes that the new plant's capacity will provide sufficient capacity for the present line of products, and accommodate new products and sales growth. Final packaging of certain of the Company's wound care products is completed by outside vendors. The Company's calcium alginates, films and freeze-dried products are being provided by third parties.

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

      The Company has given the trade name Carrasyn(R) to certain of its products containing acetylated manna derivatives. A selected series of domestic and foreign trademark applications exists for the marks Carrisyn(R), Manapol(R) and Carrasyn(R) which are registered in the United States and several foreign countries. Further, the Company has filed applications for the registration of a number of other trademarks, including AVMP , both in the United States and in certain foreign countries. The Company believes that its trademarks and trade names are valuable assets.

                                 Employees

      As of March 1, 1996, the Company employed 276 persons, of whom 26 were engaged in the operation and maintenance of its Irving processing plant, 131 were employed at the Company's facility in Costa Rica and the remainder were executive, research, quality assurance, manufacturing, administrative, sales, and clerical personnel. Of the total number of employees, 102 were located in Texas, 131 in Costa Rica and one in Puerto Rico. In addition, 42 sales personnel were located in 26 other states. The Company considers relations with its employees to be good. The employees are not represented by a labor union.

                                  Financing

      In January 1995, the Company entered into a financing arrangement with NationsBank of Texas, N.A. The agreement is composed of a $2,000,000 line of credit which expired one year from the date of the agreement and a $6,300,000 term loan that matures five years from the date of the agreement. The interest rate on both credit facilities is prime plus one-half percent or the London Interbank Offering Rate plus 200 basis points set for a period of thirty, sixty, ninety or one hundred eighty days. The loans are collateralized by the Company's assets and contain certain covenants. As of December 31, 1995, the Company was not in compliance with the term loan's fixed charge ration covenant. The Company is in discussions with the Bank and is currently working toward a long-term resolution to the non-compliance. As no binding amendments to the term-loan have been agreed upon as of March 31, 1996, all outstanding debt under the term-loan has been presented as current for reporting purposes. Given the current cash position, the Company's short- and long-term liquidity will not be significantly affected. As of March 15, 1995, borrowings outstanding under the line of credit and term loan were $0 and $2,977,073, respectively.

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

   An increase in inventory was planned during the first half of the year to meet sales requirements during the period the manufacturing operations were relocating. However, less than forecasted sales of the

   Company's bulk Aloe vera products and less than projected sales in the Company's wound and skin care products during the year has resulted in higher than expected inventory levels. The Company regularly evaluates its inventory levels and adjusts production levels at both its Costa Rica plant, where the bulk freeze-dried aloe vera extract is manufactured, and at its U.S. plant to meet anticipated demand. As a result of these evaluations, inventory levels were reduced by $910,000.

   In January 1995, the Company entered into an agreement with NationsBank of Texas, N.A. for a $2,000,000 line of credit and a $6,300,000 term loan (see Note 6 to the consolidated financial statements). This agreement increased the Company's available borrowing capacity by over $3,000,000. As of December 31, 1995, the Company had available $2,000,000 under the line of credit and $823,000 under the term loan. In addition to increasing the Company's credit capacity, the agreement lowered the interest rate that the Company has to pay on its outstanding debt by over one percent. Proceeds from the term loan were used to fund planned capital expenditures, a letter of credit required by a supplier, as discussed below, and planned research projects. The line of credit will be used for operating needs, as required. As of December 31, 1995, the Company was not in compliance with the term loan s fixed charge ratio covenant. The Company is in discussions with the Bank and is currently working toward a long-term resolution to the non-compliance. As no binding amendments to the term-loan have been agreed upon as of March 31, 1996, all outstanding debt under the term loan has been presented as current for reporting purposes. Given the current cash position, the Company's short- and long-term liquidity will not be significantly affected.

   In February 1995, the Company entered into a supply agreement with its supplier of freeze-dried products. The agreement required that the Company establish a $1,500,000 letter of credit. The term loan with NationsBank was used to fund this letter of credit. The funding of the letter of credit reduces the amount that the Company can borrow under the term loan but does not increase the Company's debt unless the letter of credit is utilized by the supplier. As of March 31, 1996 and January 16, 1997, the supplier had not made a presentation for payment under the letter of credit. On April 29, 1996, the Company's management elected to pay off the entire term loan balance of $2,977,000 plus $18,000 in accrued interest with available cash to eliminate the interest expense on the term loan. The Company pledged a $1,500,000 certificate of deposit (CD) to secure the letter of credit. The supply agreement also requires the Company to accept minimum monthly shipments of $30,000 and to purchase a minimum of $2,500,000 worth of product over a period of five years. At the request of the supplier, the minimum buy quantities were waived for the three month period ending December 31, 1996. The supplier currently produces the CarraSorb(TM)M Freeze Dried Gel and the Aphthous Ulcer Patch for the Company. Both of these products represent new technology and are still in the product launch phase. The Company had approximately $49,000 and $232,000 of CarraSorb(TM)M and Aphthous Ulcer Patch inventory on hand as of March 31, 1996 and January 16, 1997, respectively. Current sales are lower than the minimum purchase requirement but the Company believes that as demand for the new technology increases, demand will exceed the minimum purchase requirement. The Company is in full compliance with the agreement and has the available resources to meet all future minimum purchase requirements as of January 16, 1997.

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

   The Company began a large scale clinical trial during the third quarter of 1995 for the testing of its Aliminase(R) (formerly CARN 1000) oral capsules for the treatment of acute flare-ups of ulcerative colitis.
   The Company estimates that the cost of this clinical trial will be approximately $2,000,000, of which 20% was required as an up-front payment. Payments made in advance to the clinical research organization resulted in prepaid expenses increasing. In late 1995, the Company began an initial Phase I study using an injectable Alovex(TM) (formerly CARN 750) in cancer patients involving six cancer types. The estimated cost of this study is $475,000. In the middle of 1996, the Company may begin a second large scale clinical trial for the testing of Aliminase(R) oral capsules for the treatment of ulcerative colitis. The cost of this trial is expected to be approximately the same as the one that began in the third quarter of 1995.

   In November 1995, the Company signed a licensing agreement with a supplier of calcium alginates and other wound care products. Under the agreement, the Company has exclusive marketing rights for ten years to advanced calcium alginate products for North and South America and in the People s Republic of China. Per the agreement, the Company made an up-front payment to the supplier of $500,000. This payment resulted in increasing the prepaid assets of the Company. Additional payments totaling $500,000 will be made to the supplier as new products are delivered.

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

   The Company is subject to regulation by numerous governmental authorities in the United States and other countries. Certain of the Company s proposed products will require governmental approval prior to commercial use. The approval process applicable to prescription pharmaceutical products usually takes several years and typically requires substantial expenditures. The Company and any licensees may encounter significant delays or excessive costs in their respective efforts to secure necessary approvals. Future United States or foreign legislative or administrative acts could also prevent or delay regulatory approval of the Company's or any licensees products. Failure to obtain requisite governmental approvals or failure to obtain approvals of the scope requested could delay or preclude the Company or any licensees from marketing their products, or could limit the commercial use of the products, and thereby have a material adverse effect on the Company's liquidity and financial condition.

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

   The decrease in the Company's wound and skin care products was partially offset by an increase in sales of Caraloe, Inc., the Company's consumer products subsidiary. Caraloe's sales increased from $1,361,000 to $2,907,000, or 114%. Of this, $1,513,000 is related to the sale of bulk Manapol(R) to one customer, Mannatech. Sales of bulk Manapol(R) to Mannatech increased from $934,000 to $2,447,000. Sales of the Company's veterinary products decreased from $366,000 to $321,000. In March 1996, the Company entered into an agreement with Farnam, Companies, Inc., a leading marketer of veterinary products, to promote and sell its veterinary line on a broader scale.

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

   To accelerate new product development and reduce overhead, the Company was restructured in 1995. The restructuring included the lay-off of seventeen high level and under-utilized positions in administration, marketing, and research and development for a net reduction in salaries and benefits of approximately $120,000 per month. Also, the Company relocated its manufacturing operations to its current facility on Walnut Hill in Irving, Texas and immediately realized a reduction in overhead and production costs as the new facility is more efficient than the prior location. As the Walnut Hill facility is owned by the Company, rent and other facility expenses related to the former production facility of approximately $25,000 per month were eliminated. Each of these items is expected to reduce future expenses and improve cash flow results. As a result of the restructuring, approximately $1.4 million of one-time charges were taken during 1995. Of these charges, only $275,000 remained unpaid as of December 31, 1995.

   Of these charges, approximately $700,000 were selling, general and administrative expenses, $500,000 related to severance agreements, $130,000 was due to increased legal fees and a $70,000 write off of unamortized legal and banking costs that resulted when the Company refinanced its long term debt in 1993. Approximately, $90,000 of cost were incurred in 1995 to complete the refinancing. These costs are included in other long term assets and will be amortized over the term of the loan. As a result, selling, general and administrative expenses increased from $11,968,000 to $12,442,000, or 4%.

   Research and development expenses increased from $5,334,000 to $5,370,000, or 1%. During the first half of 1995, $564,000 of cost associated with severance agreements resulting from the above described restructuring was charged to research and development. These charges will reduce internal salaries on an ongoing basis. However, this reduction was offset in 1995 by beginning the large scale clinical trial for the testing of Aliminase(R) (formerly CARN 1000) oral capsules for the treatment of acute flare-ups of ulcerative colitis during the third quarter of 1995. The Company expects its research and development costs to increase by over $2,000,000 in 1996 due to the ulcerative colitis and cancer studies.

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

   Consolidated Balance Sheets                 As of
                                     November 30,    December 31,    December 31,
                                       1994            1994              1995
                                    -------------   -------------    ------------
   Assets
   Current Assets:
     Cash and cash equivalents     $ 1,804,638     $   464,367       $6,222,008
     Accounts receivable, net of
       allowance for doubtful
       accounts of $197,586,
       $204,905 and $226,884 at
       November 30, 1994, Decem-
       ber 31, 1994 and December
       31, 1995, respectively         2,891,375       2,884,911       2,226,651
     Inventories                      4,635,769       5,047,149       5,103,988
     Prepaid expenses and other         641,184         538,650         858,506
         Total current assets         9,972,966       8,935,077      14,411,153
   Property, Plant & Equipment,
     at cost                         14,441,430      14,726,840      18,932,959
     Less   Accumulated depreciation (4,981,041)     (5,070,401)     (6,222,309)
                                     ----------      -----------     -----------
                                      9,460,389       9,656,439      12,710,650
   Other Assets                         363,391         307,460         812,294
                                     ----------      -----------     -----------
                                    $19,796,746     $18,898,977     $27,934,097
   Liabilities and Shareholders'  Investment
   Current Liabilities:
     Current portion of
       long-term debt               $   649,993     $   450,395     $ 3,026,287
     Accounts payable                 1,217,511       1,557,946         589,607
     Accrued liabilities              2,385,842       1,408,075       1,830,573
     Short-term borrowings            1,000,000       1,046,532
         Total current liabilities    5,253,346       4,462,948       5,446,467
   Long-term Debt, net of
       current portion                2,034,563       1,997,261          88,506
   Shareholders  Investment:
     Preferred stock, $100 par value,
       1,000,000 shares authorized,
       10,572, 10,572 and 11,840
       Series C shares issued at
       November 30, 1994, December 31,
       1994 and December 31, 1995,
       respectively                  1,040,634       1,040,634        1,167,434
     Common stock, $.01 par value,
       30,000,000 shares authorized,
       7,344,390, 7,344,390 and
       8,378,999 shares issued and
       outstanding at November 30,
       1994, December 31, 1994 and
       1995, respectively               73,444         73,444            83,790
     Capital in excess of par value 33,074,508     33,074,508        44,666,112
     Deficit                       (21,505,938)   (21,576,007)      (23,344,401)
     Foreign currency
        translation adjustment        (173,811)      (173,811)         (173,811)
   Total shareholders  investment   12,508,837     12,438,768        22,399,124
                                   ------------   ------------      ------------
                                   $19,796,746    $18,898,977       $27,934,097
<TABLE/>
   The accompanying notes are an integral part of these balance sheets.


   Consolidated Statements of Operations

   For the Years Ended November 30, 1993 and 1994
     and the Month Ended December 31, 1994 and the
     Year Ended December 31, 1995     November 30,             December 31,
                                  1993         1994          1994        1995
                               -----------  -----------  -----------  -----------
   Net Sales                   $21,183,774  $25,429,654  $ 1,781,017  $24,374,090
   Cost and Expenses:
      Cost of sales             5,288,450    6,414,757      516,247     7,944,271
      Selling, general and
        administrative          9,370,946   11,968,200      984,535    12,441,972
      Research and development  5,397,000    5,333,780      326,916     5,370,109
      Interest expense            258,606      170,755       23,413       250,751
      Interest income             (39,860)     (38,411)         (25)     (136,096)
   Income before Income Taxes     908,632    1,580,573      (70,069)   (1,496,917)
      Provision for income taxes  104,000      159,335                    131,350
   Net Income                  $  804,632  $ 1,421,238   $  (70,069)  $(1,628,267)

   Net Income per Common and
      Common Equivalent Share: $      .09  $       .18   $     (.01)  $     (.22)
<TABLE/>
   The accompanying notes are an integral part of these statements.

   Consolidated Statements of Shareholders' Investment

   For the Years Ended November 30, 1993 and 1994, and the Month Ended
   December 31, 1994, and the Year Ended December 31, 1995,                         Foreign
                                                        Capital in                  Currency
          Preferred   Stock       Common     Stock      Excess of                   Translation
          Shares      Amount      Shares     Amount     Par Value      Deficit      Adjustment
   --------------------------------------------------------------------------------------------
   Balance, November 30, 1992
           8,429    $ 826,334   7,296,202   $72,962   $32,761,703   $(23,495,021)  $(103,923)
     Issuance of common stock upon exercise
       of stock options and warrants
                                   40,377       404       253,933
     Dividends on preferred stock
           1,011      101,100                                  -       (111,674)
     Net income for the year
                                       -                                804,632
     Translation adjustment                                                         (69,888)
   -----------------------------------------------------------------------------------------
   Balance, November 30, 1993
          9,440     $ 927,434  7,336,579    $73,366   $33,015,636  $(22,802,063)  $(173,811)
   -----------------------------------------------------------------------------------------
     Issuance of common stock upon exercise
       of stock options and warrants
                                   7,811         78        58,872
     Dividends on preferred stock
          1,132       113,200                                         (125,113)
     Net income for the year
                                                                     1,421,238
   ----------------------------------------------------------------------------------------
   Balance, November 30, 1994
        10,572     $1,040,634  7,344,390    $73,444   $33,074,508  $(21,505,938) $(173,811)
   ----------------------------------------------------------------------------------------
      Net loss for the month
                                                                       (70,069)
   ----------------------------------------------------------------------------------------
   Balance, December 31, 1994
        10,572     $1,040,634  7,344,390    $73,444   $33,074,508  $(21,576,007) $(173,811)
   ---------------------------------------------------------------------------------------

   Sale of common stock at $10 per share,
       net of issuance costs of $40,732
                                 300,000      3,000     2,956,268
     Issuance of common stock upon exercise
       of stock options and warrants
                                 710,536      7,105     8,426,340
     Issuance of common stock for
       management and directors  compensation
                                  24,073        241       208,996
     Dividends on preferred stock
         1,268        126,800                                          (140,127)
     Net loss for the year
                                                                     (1,628,267)
   ----------------------------------------------------------------------------------------
   Balance, December 31, 1995
        11,840     $1,167,434  8,378,999    $83,790   $44,666,112  $(23,344,401) $(173,811)
   ----------------------------------------------------------------------------------------
   <TABLE/>
   The accompanying notes are an integral part of these statements.

   For the Years Ended November 30, 1993 and 1994
     and the Month Ended December 31, 1994 and the
     Year Ended December 31, 1995       November 30,            December 31,
                                     1993        1994        1994        1995
                                 -----------  -----------  ----------  ---------
   Cash Flows from Operating Activities:
    Net income (loss)             $  804,632  $1,421,238   $(70,069)  $(1,628,267)
     Adjustments to reconcile income (loss)
     to net cash provided (used)
        by operating activities:
      Depreciation and amortization  964,380   1,206,323     109,648    1,277,466
      Changes in assets and liabilities:
       Decrease (increase) in
         accounts receivable, net    483,691    (603,534)      6,464      658,260
      (Increase) in inventories     (230,018) (2,072,239)   (411,380)     (56,839)
       Decrease (increase) in
         prepaid expenses and other  227,782    (427,752)    102,534     (319,856)
      (Increase) decrease in
         other assets               (90,290)      7,535      35,642       (630,391)
      Increase (decrease) in
         accounts payable and
         accrued liabilities        773,838     838,264    (637,332)      (559,168)
                                 -----------  -----------  ----------  ------------
      Net cash provided (used) by
        operating activities      2,934,015     369,835    (864,493)    (1,258,795)

   Cash Flows from Investing Activities:
    Purchases of property,
      plant and equipment         (1,575,426)  (3,014,053)   (285,410)  (4,206,119)
                                 -----------  -----------  ----------  ------------
      Net cash used by
        investing activities      (1,575,426)  (3,014,053)   (285,410)  (4,206,119)

   Cash Flows from Financing Activities:
    Issuances of common stock        254,337       58,951               11,392,713
    Proceeds from short and
      long-term borrowings                      1,500,000                5,741,569
    Payments of short and
      long-term debt                (590,730)    (385,224)   (187,111)  (5,847,644)
    Principal payments of
      capital lease obligations      (69,819)     (48,266)     (3,257)     (64,083)
                                 ------------    ----------  ---------- -----------
      Net cash (used) provided by
        financing activities        (406,212)   1,125,461    (190,368)   11,222,555

   Effect of Exchange Rate
      Changes on Cash                (4,034)
                                 -----------    ----------   ----------  ----------
   Net Increase (Decrease) in
      Cash and Cash Equivalents      948,343   (1,518,757) (1,340,271)    5,757,641

   Cash and Cash Equivalents
      at Beginning of Year         2,375,053    3,323,396   1,804,638       464,367
                                 -----------  -----------  ----------   -----------
   Cash and Cash Equivalents
       at End of Year             $3,323,396   $1,804,639  $  464,367    $6,222,008
                                 -----------  -----------  ----------    ----------

   Supplemental Disclosure of
    Cash Flow Information:
      Cash paid during the
        year for interest         $  283,938   $  206,129  $   20,386   $  281,476
       Cash paid during the
        year for income taxes        166,210      124,120                   99,157

   Supplemental Disclosure of
    Non-Cash Financing Activities:
      Equipment acquired through
       capital leases                            114,203
      Issuances of common stock
       and warrants                                                       209,237
   <TABLE/>
   The accompanying notes are an integral part of these statements.

   Notes to the Consolidated Financial Statements

   Note One. Summary of Significant Accounting Policies:

   In February 1995, the Company changed its fiscal year ending from November 30 to December 31. Comparative financial statements reflect the single month of December 1994, the fiscal year ended December 31, 1995, and the preceding fiscal years ended November 30.

   PRINCIPLES OF CONSOLIDATION   The consolidated financial statements
   include the accounts of Carrington Laboratories, Inc. (the  Company )
   and its subsidiaries, all of which are wholly owned. All intercompany accounts and transactions have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform with 1995 presentation.

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

   TRANSLATION OF FOREIGN CURRENCIES     Based on an evaluation of the
   activities of its Costa Rica subsidiaries, as of September 1, 1993, the
   Company concluded that the functional currency for these operations was the U.S. dollar. Accordingly, such foreign entities translate monetary assets and liabilities at year-end exchange rates while non-monetary items are translated at historical rates. Revenue and expense accounts are translated at the average rates in effect during the year, except for depreciation and cost of sales which are translated at historical rates. Translation adjustments and transaction gains or losses are recognized in consolidated income in the year of occurrence.

   Prior to September 1, 1993, all assets and liabilities of foreign subsidiaries were translated into U.S. dollars at the exchange rates in effect at the balance sheet date. Revenue and expense accounts were translated at weighted average exchange rates. Translation gains and losses were reflected as a separate component of shareholders investment.

   FEDERAL INCOME TAXES     Statement of Financial Accounting Standards
   ( SFAS ) No. 109,  Accounting for Income Taxes,  was issued in February
   1992. As permitted under SFAS No. 109, the Company elected to adopt the new standard retroactively to December 1, 1989. The adoption of SFAS No.
   109 had no significant impact on the financial condition and results of operations for any of the years presented.

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

   POST-RETIREMENT AND POST-EMPLOYMENT BENEFITS  The Financial Accounting
   Standards Board has issued SFAS No. 106,  Employers  Accounting for
   Post-Retirement Benefits Other Than Pensions  and SFAS   No. 112,
   Employers  Accounting for Post-Employment Benefits.  The Company does not offer any post-retirement or post-employment benefits; therefore, these statements have no impact on the Company.

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

   REVENUE RECOGNITION    The Company recognizes revenue when title to the
   goods transfers.  For the majority of the Company's sales, this occurs at the time of shipping.  Certain customers do not take title until the goods are delivered to their location or agent.

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


   Note Two. Inventories:

   Inventories are recorded at the lower of first-in, first-out cost or market. The following summarizes the components of inventory at November
   30, 1994 and December 31, 1995:

                                  1994                1995
   Raw materials and supplies   $  577,475          $  583,408
   Work-in-process               2,615,090           2,725,399
   Finished goods                1,443,204           1,795,181
                               ----------           ----------
                               $4,635,769           $5,103,988

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

   The production capacity of the Costa Rica plant is larger than the Company's current usage level. Management believes, however, that the cost of the Costa Rica facility will be recovered through operations.
   The upgraded facility will provide for the production of products needed for large scale clinical trials. Management will continue to assess the realizability of the Costa Rica plant assets and will use the methodology described in SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of when it adopts the statement in 1996.

   The following summarizes the components of property, plant and equipment at November 30, 1994 and December 31, 1995:

                                     1994             1995
                                 -----------      -----------
   Land and improvements         $ 1,389,433      $ 1,389,334
   Buildings and improvements      4,166,115        8,072,992
   Furniture and fixtures            822,666          867,571
   Machinery and equipment         7,314,440        7,825,667
   Leasehold improvements            301,846          330,465
   Equipment under capital leases    446,930          446,930
                                -----------      ------------
                                $14,441,430       $18,932,959

   Note Four. Accrued Liabilities:

   The following summarizes significant components of accrued liabilities at November 30, 1994 and December 31, 1995:

                                  1994              1995
                              ----------       ----------
   Accrued payroll            $  587,038       $  210,185
   Accrued management
       incentive compensation    386,533
   Accrued sales commissions     199,622          251,511
   Accrued taxes                 133,055          165,249
   Preferred dividends           111,168          124,495
   Accrued severance liability   126,554          266,735
   Other                         841,872          812,398
                              ----------        ----------
                              $2,385,842       $1,830,573



   Note Five. Short-term Borrowings:

   Short-term debt activity for each of the years ended November 30, 1994 and December 31, 1995 was as follows:

                                 1994               1995
                            -----------          -----------
   Average amount
      of short-term
      debt outstanding
      during the year        $    3,000           $  467,667
   Maximum amount
      of short-term
      debt outstanding
      during the year         1,000,000            1,905,259
   Average interest rate
      at year end                9.25%
   Average interest rate
      for the year                                    8.9%


   Note Six. Debt:

   On January 30, 1995, the Company entered into an agreement with NationsBank of Texas, N.A. (the Bank ). The agreement is composed of a
   $2,000,000 line of credit that expires one year from the date of the agreement and a $6,300,000 term loan that matures four years from the date of the agreement. The term loan is payable in equal quarterly installments of $250,000 principal, plus accrued interest beginning
   March 31, 1995 and ending January 30, 1999, when the unpaid balance is due. The interest rate on both credit facilities is the Company's option of prime plus .5% or 30, 60, 90, 180 day reserve adjusted LIBOR (London
   Interbank Offering Rate) plus 2%. The Company paid a commitment fee of $31,500 on the closing date. In February, the Bank waived the requirement that the Costa Rica assets be pledged to secure the term loan. The Company agreed to pay an additional commitment fee of $31,500 at that time. $1,900,000 of the borrowings from the Bank were used to pay off all of the outstanding balances on notes due to Texas Commerce

   Bank Dallas, N.A. and $1,827,000 was used to pay off the outstanding balance on the mortgage on the Company's headquarters building in Irving, Texas. Of the term loan, $1,500,000 was carved out to provide a letter of credit to a supplier. The letter of credit did not increase long-term debt but reduced the amount available to borrow under the term loan. The remaining proceeds will be used to fund planned capital expenditures, planned research projects, and other operating needs. As of December 31, 1995, no amounts were outstanding under the line of credit and $2,977,000 was outstanding under the term loan. The interest rate on the borrowing ranged from 7.70% to 8.125% between January 30, 1995 and December 31, 1995.

   The borrowings under the agreement are secured by the Company's assets in the United States. The Company is required to maintain a consolidated tangible net worth of $12,000,000 through November 29, 1995; $13,750,000 thereafter through November 29, 1996; $15,250, 000 thereafter through
   November 29, 1997; and $16,750,000 thereafter. Also, the Company cannot permit the ratio of its consolidated total liabilities to consolidated tangible net worth to exceed 1.0 to 1.0 at any time; the ratio of the sum of pretax net income plus unusual charges (severance, extraordinary legal fees and debt refinancing costs related to terminated debt agreements) plus interest expense plus lease expense to fixed charges
   (interest expense and lease expense) to be less than 1.75 to 1.0; or capital expenditures to exceed $6,500,000 from the date of the agreement to December 31, 1995 or $2,000,000 per year for the calendar years thereafter. In addition, the Company may not pay cash dividends. As of December 31, 1995, the Company was not in compliance with the term loan s fixed charge ratio covenant. The Company is in discussions with the Bank and is currently working toward a long-term resolution to the non-compliance. As no binding amendments to the term-loan have been agreed upon as of March 31, 1996, all outstanding debt under the term loan has been presented as current for reporting purposes. Given the current cash position, the Company's short- and long-term liquidity will not be significantly affected.

   In order to help finance the development of the Company's Costa Rica facilities, the Company arranged a five-year U.S. dollar-denominated loan in the amount of $600,000 from Corporacion Privada de Inversiones de CentroAmerica, S.A. In May 1995, the note was paid off using proceeds of the Company's private placement (see Note 8.)

   Long-term debt of the Company for the years ended November 30, 1994 and December 31, 1995 is summarized as follows:

                                        1994             1995
                                    -----------       -----------
   Note payable on land
      and building                  $ 1,829,199        $       -
   Note payable on Costa Rica
     development costs                  233,318                -
   Term Loan                            416,667         2,977,071
   Obligations under capital leases     205,372           137,722
                                      2,684,556         3,114,793
                                    ----------         -----------
   Less   Current portion               649,993         3,026,287
                                    ----------         -----------
                                     $2,034,563        $   88,506
                                     ==========        ===========

   The Company leases certain computer and other equipment under capital leases expiring at various dates through 1998. The following is a schedule of future minimum lease payments under the capital lease agreements together with the present value of these payments as of December 31, 1995:

   Fiscal Years Ending December 31,
                               1996        $ 58,910
                               1997          51,164
                               1998          45,425
   Aggregate minimum lease payments         155,499
   Less - Imputed interest included in
     aggregate minimum lease payments        17,777
   Present value of aggregate minimum
      lease payments                       $137,722

   Note Seven. Preferred Stock:

   Series C Shares     In June 1991, the Company completed a transaction
   whereby the Company issued 7,909 shares of Series C 12% cumulative convertible preferred stock (the  Series C Shares ) in exchange for convertible debentures plus interest accrued to the date of exchange to a private investor (the  Investor ). The Series C Shares have a par value of $100 per share, are convertible at par into common stock of the
   Company at a price of $7.58 per share (subject to certain adjustments), are callable by the Company after January 14, 1996 and provide for dividend payments to be made only through the issuance of additional
   Series C Shares.

   Subsequent to year end, all cumulative convertible preferred stock was converted to 174,935 shares of the Company's common stock.
   The Company had previously issued to the Investor a warrant to purchase
   25,000 shares of common stock of the Company at $15 per share through February 1, 1996. The Company also extended by three years, to February
   1, 1996, the life of certain warrants that had previously been issued to this Investor for the purchase of 50,000 shares of common stock of the Company (20,000 of which are now owned 10,000 shares each by two executives of the Investor, one of whom is a director of the Company), and reduced the exercise price of such warrants from $25 to $15 per share, which was above the market price of the common stock at the date of adjustment.

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

                                       Options Outstanding
                                   Shares                Price Per Share
   Balance, November 30, 1992      644,855            $ 6.25    to  $29.00
       Granted                     240,205            $ 8.62    to  $13.50
       Lapsed or canceled         (114,320)           $ 6.25    to  $29.00
       Exercised                   (17,025)           $ 6.25    to  $10.25
   ------------------------------------------------------------------------
   Balance, November 30, 1993      753,715             $ 6.25    to  $29.00
       Granted                     268,350             $ 8.25    to  $12.75
       Lapsed or canceled         (118,275)            $ 6.25    to  $21.72
       Exercised                    (7,100)            $ 6.25    to  $10.25
   ------------------------------------------------------------------------
   Balance, November 30, 1994      896,690             $ 6.25    to  $29.00
       Granted                     575,475             $11.125   to  $35.25
       Lapsed or canceled          (72,036)            $ 8.625   to  $20.12
       Exercised                  (580,951)            $ 6.25    to  $29.00
   ------------------------------------------------------------------------
   Balance, December 31, 1995       819,178             $ 6.25   to  $35.25
   ------------------------------------------------------------------------
   Options exercisable at
     December 31, 1995              175,424             $ 6.25   to $29.00

   The Company has an incentive stock option plan (the"Option Plan") under which incentive stock options and nonqualified stock options may be granted to certain employees. Options are granted at a price no less than the market value of the shares on the date of the grant, except for incentive options to employees who own more than 10% of the total voting power of the Company's common stock, to whom incentive options are granted at a price no less than 110% of the market value. Options granted expire four to ten years from the dates of grant.
   The Company has reserved 1,500,000 shares of common stock for issuance under the Option Plan. As of December 31, 1995 options to purchase
   369,725 shares have been granted under the Option Plan, of which no options for shares have been exercised. The Company's 1985 Option Plan expired February 1995. The Company has reserved 1,400,000 shares of common stock for issuance under this plan. At the time the plan expired, options to purchase 1,150,440 had been granted, of which options for 678,951 shares have been exercised.

   In October 1995, SFAS No. 123,  Accounting for Stock-Based
   Compensation, was issued. The disclosure requirements of this statement are effective for financial statements for fiscal years beginning after December 15, 1995. The Company intends to elect the option allowing it to continue to apply the accounting provisions of APB Opinion 25,
    Accounting for Stock Issued to Employees. With the Company's plan of adoption, the impact will be limited to additional footnote disclosure.

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

                                         Warrants Outstanding
                                    Shares               Price Per Share
                                   ---------           -------------------
   Balance, November 30, 1992        330,376            $ 5.25   to  $30.50
      Granted                         10,000                         $13.00
      Lapsed or canceled            (41,126)            $19.75   to  $30.50
      Exercised                     (20,750)            $ 5.25   to  $ 6.25
   ------------------------------------------------------------------------
   Balance, November 30, 1993        278,500            $ 6.25   to  $26.00
      Lapsed or canceled             (42,500)           $18.00   to  $26.00
   ------------------------------------------------------------------------
   Balance, November 30, 1994        236,000            $ 6.25   to  $20.12
      Lapsed or canceled            (130,000)           $11.25   to  $26.00
      Exercised                     (92,000)            $ 6.25   to  $16.25
   ------------------------------------------------------------------------
   Balance, December 31, 1995        99,000             $12.125  to  $20.12
   ------------------------------------------------------------------------
   Warrants exercisable at
     December 31, 1995               99,000             $12.125  to  $20.12


   Warrants for 78,000 shares expire in 1996. The remaining warrants for 21,000 shares expire between 2000 and 2002.

   Employee Stock Purchase Plan    On October 29, 1992, the Company adopted
   an Employee Stock Purchase Plan (the  Stock Purchase Plan ). Under the
   Stock Purchase Plan, employees may purchase common stock at a price equal to the lesser of 85% of the market price of the Company's common stock on the last business day preceding the enrollment date as defined as January 1, April 1, July 1 or October 1 or any plan year or 85% of the market price on the last business day of the month. If any employee elects to terminate participation in the Stock Purchase Plan, the employee is not eligible to re-enroll until the first enrollment date following six months from such election. The Stock Purchase Plan provides for the grant of rights to employees to purchase a maximum of
   500,000 shares of common stock of the Company commencing on January 1,
   1993. As of December 31, 1995, 48,731 shares had been purchased by employees at prices ranging from $7.23 to $29.54 per share.

   Note Nine. Share Purchase Rights Plan:

   The Company's Board of Directors adopted a share purchase rights plan by declaring a dividend distribution of one preferred share purchase right
   (a  Right ) on each outstanding share of the Company's common stock (the
    Common Shares ). The dividend distribution was made October 15, 1991, payable to shareholders of record on that date. The Rights are subject to an agreement (the Rights Agreement ) between the Company and the Company's stock transfer agent, and will expire October 15, 2001, unless redeemed at an earlier date.

   Pursuant to the Rights Agreement, each Right will entitle the holder thereof to buy one one-hundredth of a share of the Company's Series D
   Preferred Stock (the Preferred Shares ), at an exercise price of $80, subject to certain antidilution adjustments. The Rights will not be exercisable or transferable apart from the Common Shares, until (i) the tenth day after a person or group acquires 20% or more of the Common
   Shares or (ii) the tenth business day following the commencement of, or the announcement of an intention to make, a tender or exchange offer for 20% or more of the Common Shares. The Rights will not have any voting rights or be entitled to dividends. If the Company is acquired in a merger or other business combination, each Right will entitle its holder to purchase, at the exercise price of the Right, a number of the acquiring company's common shares having a current market value of twice such price. Alternately, if a person or group acquires 20% or more of the Common Shares, then each Right not owned by such acquiring person or group will entitle the holder to purchase, for the exercise price, a number of Common Shares having a market value of twice such price. The
   Rights are redeemable at the Company's option for $.01 per Right at any time prior to the close of business on the seventh day after the first date of public announcement that a person or group has acquired beneficial ownership of 20% or more of the Common Shares. At any time after a person or group acquires 20% or more of the Common Shares, but prior to the time such acquiring person acquires 50% or more of the Common Shares, the Company's Board of Directors may redeem the Rights
   (other than those owned by the acquiring person or group), in whole or in part, by exchanging one Common Share for each Right.

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

   The Company is committed under noncancellable operating leases, with minimum lease payments as of December 31, 1995 as follows:
   Fiscal Years Ending December 31,
                 1996                $  403,425
                 1997                   410,130
                 1998                   419,733
                 1999                   394,128
                 2000                   134,055
                 Thereafter              82,809
                                     ----------
   Total minimum lease payments       $1,844,280

   Total rental expense under operating leases was $422,337, $446,935 and $363,973 for the years ended November 30, 1993, 1994 and December 31,
   1995, respectively.


   Note Eleven. Income Taxes:

   The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities at November 30, 1994 and December
   31, 1995 are as follows:

                                               1994               1995
                                            ----------         ----------
   Net operating loss carryforward          $6,744,072         $9,834,875
   Research and development
      and other credits                        860,509            839,189
   Patent fees                                 287,450            308,110
   Other, net                                  526,930            794,948
   Less   Valuation allowance               (8,418,961)       (11,777,122)
                                            -----------       ------------
   Deferred income tax asset                 $   -              $    -
                                            ===========       ============

   Pursuant to the requirements to SFAS No. 109, a valuation allowance is provided when it is more likely than not the deferred income tax asset will not be realized. The Company has provided a valuation allowance against the entire deferred tax asset at November 30, 1994 and December
   31, 1995.

   The provision for income taxes for the years ended November 30, 1993, 1994 and December 31, 1995 consisted of the following:

                                    1993              1994             1995
                                 ---------          --------         --------
   Current provision              $104,000          $159,335         $131,350
   Deferred provision, net
                                 --------          --------          --------
   Total provision                $104,000          $159,335         $131,350
                                 ========          ========          ========

   The differences (expressed as a percentage of pre-tax income) between the statutory and effective federal income tax rates are as follows:

                                   1993              1994             1995
                                 --------          --------          ------
   Statutory tax rate              34.0%             34.0%           (34.0%)
   State income taxes               6.2               5.4               2.8
   Recognition of previously
      unrecognized deferred
      tax benefits                (36.6)            (35.3)               -
   Unrecognized deferred tax
      benefit                        -                -                34.6
   Expenses related to foreign
      operations                    6.2               4.7               4.1
   Research and development
      tax credit adjustment          .7                .5                 -
   Other                             .9                .8               1.3
                                 --------          --------         --------
   Effective tax rate              11.4%             10.1%              8.8%
                                 ========          ========         ========


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


   Note Twelve. Concentrations of Credit Risk:

   Financial instruments that potentially expose the Company to concentrations of credit risk, as defined by SFAS No. 105, consist primarily of trade accounts receivable. The Company's customers are not concentrated in any specific geographic region but are concentrated in the health care industry. Significant sales were made to two unaffiliated customers, Baxter Healthcare Corporation accounted for $2,146,000, $2,775,000 and $2,492,000 and Owens &Minor accounted for
   $1,456,000, $1,795,000 and $3,348,000 of the Company's net sales in
   1993, 1994 and 1995, respectively. Sales by Caraloe, Inc. to an unaffiliated customer, Mannatech, Inc., formerly Emprise, Inc., accounted for $0, $934,000 and $2,488,000 of the Company's net sales in 1993, 1994 and 1995, respectively. The Company performs ongoing credit evaluations of its customers financial condition and establishes an allowance for doubtful accounts based on factors surrounding the credit risk of specific customers and historical trends and other information.


   Note Thirteen. Fair Values of Financial Instruments:

   SFAS No. 107, Disclosures About Fair Value of Financial Instruments, requires disclosure of the fair value of financial instruments. The following methods and assumptions were used by the Company in estimating the fair value disclosures for its financial instruments.

   For cash, trade receivables and payables, the carrying amounts reported in the Consolidated Balance Sheets approximate fair value. The carrying amounts for revolving notes and notes payable approximate fair value based upon the borrowing rates currently available to the Company for similar bank loans.

   Note Fourteen. Unaudited Selected Quarterly Financial Data:

   The unaudited selected quarterly financial data below reflect the fiscal years ended November 30, 1994 and December 31, 1995, respectively.

   1994         1st Quarter     2nd Quarter     3rd Quarter     4th Quarter
                -----------     -----------     -----------     -----------
   Net sales    $6,414,153      $5,969,416      $6,303,426      $6,742,659
   Gross profit  5,092,901       4,508,094       4,682,973       4,730,929
   Net income      402,795         403,752         391,750         222,941
   Income per
       share           .05             .05             .05             .03
   Weighted average
       shares    7,337,458       7,339,148       7,342,932       7,344,390

   1995          1st Quarter     2nd Quarter     3rd Quarter     4th Quarter
                 -----------     -----------     -----------     -----------
   Net sales     $6,275,759      $6,407,881      $6,621,396      $5,069,054
   Gross profit   4,636,540       4,331,661       4,351,009       3,110,609
   Net income      (496,782)       (286,555)        162,522
   (1,007,452)
   Income
      per share       (.07)            (.04)           .02            (.12)
   Weighted average
      shares      7,359,387       7,812,878       8,213,508       8,344,929

   (15)     Sales by Division

   The following summarizes the Company's sales by division and consolidated sales for the years ending December 31, 1995, November 30,
   1994 and 1993
   (Dollar amounts in 000's)
                            Carrington Laboratories         Consolidated
                        -------------------------------   ----------------

    Year Ended            Wound                Carrington  Caraloe   Total
     December 31, 1995    Care     Veterinary    Sales      Inc.     Sales
    ------------------  --------   ----------  ----------  -------  -------

    Sales, net           $21,147      $320      $21,467    $2,907   $24,374
    Cost of Goods Sold     5,971       163        6,134     1,810     7,944
                         --------    ------     --------   -------  -------
    Gross Margin         $15,176      $157     $ 15,333    $1,097   $16,430
                         ========    ======     ========   =======  =======

    Year Ended
     November 30, 1994

    Sales, net           $23,665      $404      $24,069    $1,361   $25,430
    Cost of Goods Sold     5,392       190        5,582       833     6,415
                         --------    ------     --------   -------  -------
    Gross Margin         $18,273      $214      $18,487    $  528   $19,015
                        ========    ======     ========   =======  =======
    Year Ended
     November 30, 1993

    Sales, net           $20,684      $463      $21,147    $   37   $21,184
    Cost of Goods Sold     4,822       445        5,267        22     5,289
                         --------    ------     --------   -------  -------
    Gross Margin         $15,862      $ 18      $15,880    $   15   $15,895
                         ========    ======     ========   =======  =======

   Report of Independent Public Accountants


   To the Shareholders and Board of Directors of Carrington Laboratories,
   Inc., and Subsidiaries:

   We have audited the accompanying consolidated balance sheets of Carrington Laboratories, Inc. (a Texas corporation), and subsidiaries as of November 30, 1994, December 31, 1994, and December 31, 1995, and the related consolidated statements of operations, shareholders investment, and cash flows for each of the two years in the period ended November
   30, 1994, the month ended December 31, 1994, and the year ended December
   31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

   We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Carrington Laboratories, Inc., and subsidiaries as of November 30, 1994,
   December 31, 1994 and December 31, 1995, and the consolidated results of their operations and their cash flows for the two years ended November
   30, 1994, the month ended December 31, 1994 and the year ended December
   31, 1995, in conformity with generally accepted accounting principles.



   Arthur Andersen LLP
   Dallas, Texas
   February 9, 1996

                                    SIGNATURES

        Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      CARRINGTON LABORATORIES, INC.



   Date: January __, 1997              By:  /s/ Sheri L. Pantermuehl
                                         ---------------------------
                                          Sheri L. Pantermuehl, CFO






