Form 10-Q/A
period 1996-03-31
CARRINGTON LABORATORIES INC /TX/
filed 1997-03-05
CIK 718007

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549
                                 Form 10-Q/A
   (Mark One)
   (   X   )      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended     March 31, 1996
   --------------------------------------------------------------------
                                OR
   (       )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

   For the transition period from                 To
                                  ---------------    ------------------
   Commission file number      0-11997
   --------------------------------------------------------------------

                             CARRINGTON LABORATORIES, INC.
                (Exact name of registrant as specified in its Charter)
  Texas                                               75-1435663
 ---------                                 -----------------------------
 (State or other jurisdiction of      (IRS Employer Identification No.)
  incorporation or organization)

                 2001 Walnut Hill Lane, Irving, Texas  75038
  ----------------------------------------------------------------------
            Address of principal executive offices and Zip Code)

                            972-518-1300
  ----------------------------------------------------------------------
           (Registrant's telephone number, including area code)
  -----------------------------------------------------------------------
            (Former name, former address and former fiscal year,
                     if changed since last report)

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

      Item 2.     Management's Discussion and Analysis of Financial
                       Condition and Results of Operations

   Background

      The Company is a research-based pharmaceutical and medical device company engaged in the development, manufacturing and marketing of carbohydrate- based therapeutics for the treatment of major illnesses and the dressing and management of wounds and other skin conditions. The Company sells nonprescription products through its wound and skin care division; veterinary medical devices and pharmaceutical products through its veterinary medical division; and consumer products through its consumer products subsidiary, Caraloe, Inc. The Company's research and product portfolio is primarily based on complex carbohydrate technology derived naturally from the Aloe vera plant.


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

      In February 1995, the Company entered into a supply agreement with its supplier of freeze-dried products. The agreement required that the Company establish a $1,500,000 letter of credit. The term loan with NationsBank was used to fund this letter of credit. The funding of the letter of credit reduces the amount that the Company can borrow under the term loan but does not increase the Company's debt unless the letter of credit is utilized by the supplier. As of May 15, 1996 and January 16, 1997, the supplier had not made a presentation for payment under the letter of credit. On April 29, 1996, the Company's management elected to pay off the entire term loan balance of $2,977,000 plus $18,000 in accrued interest with available cash to eliminate the interest expense on the term loan. The Company pledged a $1,500,000 certificate of deposit (CD) to secure the letter of credit. The supply agreement also requires the Company to accept minimum monthly shipments of $30,000 and to purchase a minimum of $2,500,000 worth of product over a period of five years. At the request of the supplier, the minimum buy quantities were waived for the three month period ending December 31, 1996. The supplier currently produces the CarraSorb(TM) M Freeze Dried Gel and the Aphthous Ulcer Patch for the Company. Both of these products represent new technology and are still in the product launch phase. The Company had approximately $61,000 and $232,000 of CarraSorb(TM) M and Aphthous Ulcer Patch inventory on hand as of May 15, 1996 and January 16, 1997, respectively. Current sales are lower than the minimum purchase requirement but the Company believes that as demand for the new technology increases, demand will exceed the minimum purchase requirement. The Company is in full compliance with the agreement and has the available resources to meet all future minimum purchase requirements as of January 16, 1997.

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

      In late 1995, the Company initiated an ongoing program to reduce expenses and the cost of manufacturing thereby increasing the gross margin on existing sales. This program includes a reduction in force in Costa Rica as well as a change in the manufacturing process for Aloe vera based raw materials. Product costs have been decreased through changes in product packaging and other costs have been reduced through competitive bidding. Where appropriate, the Company now complies with lower USDA or food grade requirements instead of more stringent FDA requirements. The Company is also restructuring the sales force to position it for growth and is refocusing the sales effort to increase market share in the alternative care markets. This program will continue into the foreseeable future and will continually challenge the costs of doing business and where possible, further reduce the cost of operations. If the implementation of this program is successful, the Company believes that its cash resources, including available cash and improved revenues, will provide the funds necessary to finance its current operations. The Company does not expect that these cash resources will be sufficient to finance the major clinical studies necessary to develop its products to their full commercial potential. Additional funds, therefore, may have to be raised through equity offerings, borrowings, licensing arrangements, or other means, and there is no assurance that the Company will be able to obtain such funds on satisfactory terms when they are needed.

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

      To accelerate new product development and reduce overhead, the Company was restructured in 1995. The restructuring included the lay-off of twenty high level and under-utilized positions in administration, marketing, and research and development for a net reduction in salaries and benefits of approximately $120,000 per month. Also, the Company relocated its manufacturing operations to its current facility on Walnut Hill in Irving, Texas and immediately realized a reduction in overhead and production costs as the new facility is more efficient than the prior location. As the Walnut Hill facility is owned by the Company, rent and other facility expenses related to the former production facility of approximately $25,000 per month were eliminated. Each of these items is expected to reduce future expenses and improve cash flow results. As a result of the restructuring, approximately $1.4 million of one-time charges were taken during 1995. Of these charges, approximately $61,000 of unpaid severance compensation was paid in the first quarter of 1996. An additional $214,000 remained unpaid as of March 31, 1996.

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

      Research and development (R&D) expenses increased to $1,948,000 from $1,473,000, or 32.3%. This increase was the result of beginning the large scale clinical trial for the testing of Aliminase(TM) oral capsules for the treatment of acute flare-ups of ulcerative colitis during the third quarter of 1995. Additional R&D costs related to the ongoing Cancer research contributed to the increase in R&D during the first quarter of 1996 as well. These costs were partially offset by a reduction of internal salaries.

      Net interest income of $36,000 was realized in the first quarter of 1996 versus net interest costs of $69,000 in the first quarter of 1995, due to having more excess cash to invest.

                                  SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          CARRINGTON LABORATORIES, INC.
                                                   (Registrant)


      Date: January __, 1996               By:
     -----------------------                  --------------------------
                                              Carlton E. Turner,
                                              President


      Date: January __, 1996               By:
     -----------------------                  --------------------------
                                              Sheri L. Pantermuehl,
                                              Chief Financial Officer

      SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           CARRINGTON LABORATORIES, INC.
                                                  (Registrant)


      Date: January __, 1996                  By: /s/ Carlton E. Turner
      ----------------------                     -----------------------
                                                 Carlton E. Turner,
                                                 President


      Date: January __, 1996                  By: /s/ Sheri L. Pantermuehl
      ---------------------                       ------------------------
                                                  Sheri L. Pantermuehl,
                                                  Chief Financial Officer