Form 10-Q/A
period 1996-06-30
CARRINGTON LABORATORIES INC /TX/
filed 1997-03-05
CIK 718007

UNITED STATES
                              SECURITIES AND EXCHANGE COMMISSION
                                    Washington, D.C.  20549
                                          Form 10-Q/A

   (Mark One)
   (   X   )              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                              OF THE SECURITIES EXCHANGE ACT OF 1934

   For the quarterly period ended     June 30, 1996
                                  ----------------------------------------
                                             OR

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
   -----------------------------------------------------------------------
                (Address of principal executive offices and Zip Code)
                                972-518-1300
   -----------------------------------------------------------------------
               (Registrant's telephone number, including area code)
   ---------------------------------------------------------------------
               (Former name, former address and former fiscal year,
                         if changed since last report)

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

   PART I - FINANCIAL INFORMATION

   Item 1.  Financial Statements

   Condensed Consolidated Balance Sheets
   (Dollar amounts in 000's)


                                             (unaudited)
                                               June 30,    December 31,
                                                 1996          1995
                                              ----------   ------------

    Assets

    Cash and Cash Equivalents                   $ 4,784        $ 6,222
    Accounts Receivable, net                      2,429          2,227
    Inventories                                   3,540          5,104
    Prepaid Expenses                                291            858
                                              ----------   ------------
    Total Current Assets                         11,044         14,411

    Property, Plant and Equipment, net           12,240         12,711
    Other Assets                                  2,259            812
                                             ----------   ------------
        Total Assets                            $25,543        $27,934

                                              ==========   ============

   The accompanying notes are an integral part of these statements.

   Condensed Consolidated Balance Sheets
   (Dollar amounts in 000's)


                                                (unaudited)
                                                  June 30,    December 31,
                                                    1996          1995
                                                -----------   ------------

    LIABILITIES AND SHAREHOLDERS  INVESTMENT

    Current Portion of Long-Term Debt              $    44       $  3,026
    Accounts Payable and Accrued Liabilities         3,274          2,420
                                                -----------   ------------
        Total Current Liabilities                    3,318          5,446

    Long-Term Debt, Net of Current Portion              63             89

    Shareholders  Investment:
    Preferred Stock                                    -            1,167
    Common Stock                                        89             84
    Capital in Excess of Par                        50,327         44,666
    Deficit                                        (28,080)       (23,344)
    Foreign Currency Translation Adjustment           (174)          (174)
                                                -----------   ------------
         Total Shareholders  Investment             22,162         22,399
                                                -----------   ------------
                                                   $25,543        $27,934
                                                ===========   ============

   The accompanying notes are an integral part of these statements.

   Condensed Consolidated Statements of Operations  (unaudited)
   (Dollar amounts in 000's, except per share amounts)

                                               Three Months Ended
                                                     June 30,

                                                1996        1995
                                             ---------   ---------

    Net Sales                                   $5,438      $6,408
    Cost and Expenses:
      Cost of Sales                              3,365       2,076
      Selling, General and Administrative        2,920       3,262
      Research and Development                   1,755       1,305
      Interest, net                                (57)         51
                                              ---------   ---------
    Loss from Operations Before
      Income Taxes                              (2,545)       (286)

      Provision for Income Taxes                    -           -
                                              ---------   ---------
    Net Loss                                   ($2,545)    ($  286)
                                              =========   =========
    Net Loss per Common Equivalent Share       ($ 0.29)    ($ 0.04)
                                              =========   =========
    Weighted Average Common and
      Common Equivalent Shares                8,804,567   7,884,046
                                              =========   =========

   The accompanying notes are an integral part of these statements.

   Condensed Consolidated Statements of Operations  (unaudited)
   (Dollar amounts in 000's, except per share amounts)

                                               Six Months Ended
                                                    June 30,

                                              1996          1995
                                            ---------     ---------

    Net Sales                                $10,952       $12,684
    Cost and Expenses:
      Cost of Sales                            6,296         3,716
      Selling, General and Administrative      5,749         6,867
      Research and Development                 3,703         2,749
      Interest, net                              (95)          119
                                           ----------    ----------
    Loss from Operations Before
      Income Taxes                            (4,701)         (767)

      Provision for Income Taxes                 -              16
                                           ----------    ----------
    Net Loss                                ($ 4,701)     ($   783)
                                           ==========    ==========
    Net Loss per Common Equivalent Share    ($  0.54)     ($  0.09)
                                           ==========    ==========
    Weighted Average Common and
      Common Equivalent Shares              8,735,367     7,621,712
                                           ==========    ==========

   The accompanying notes are an integral part of these statements.

   Condensed Statements of Cash Flow (unaudited)
   (Dollar amounts in 000's)
                                                          Six Months Ended
                                                              June 30,
                                                           1996       1995
    Cash Flows from Operating Activities                --------    --------
    Net Loss                                            ($4,701)   ($  783)
      Adjustments to Reconcile Net Loss to
        Net Cash Used by Operating Activities:
    Depreciation and Amortization                           631        630
    Changes in Assets and Liabilities:
    (Increase) Decrease in Receivables, net               (202)       326
     Decrease (Increase) in Inventories, net             1,564       (967)
     Decrease in Prepaid Expenses                          567         51
    (Increase) Decrease in Other Assets                 (1,464)       122
     Increase in Accounts Payable And Accrued              849        333
       Liabilities                                     --------   --------
    Net Cash Used by Operating Activities               (2,756)      (288)

    Cash Flows from Investing Activities:
      Purchases of Property, Plant and Equipment           (138)    (3,412)
                                                        --------   --------
    Net Cash Used by Investing Activities                  (138)    (3,412)

    Cash Flows from Financing Activities:
      Issuances of Common Stock                           4,464      5,442
      Proceeds from Borrowing                                -       5,510
      Repayment of Debt                                  (2,977)    (5,782)
      Debt Payments                                         (31)       (86)
                                                        --------   --------
    Net Cash Provided by Financing Activities             1,456      5,084
                                                        --------   --------
    Net (Decrease) Increase in Cash and Cash             (1,438)     1,384
    Equivalents
    Cash and Cash Equivalents, Beginning of Period        6,222        464
                                                        --------   --------
    Cash and Cash Equivalents, End of Period             $4,784     $1,848
                                                        ========   ========

    Supplemental Disclosure of Cash Flow Information

      Cash Paid During the Period for Interest           $   82     $  163

      Cash Paid During the Period for Income Taxes       $   -      $   12

   The accompanying notes are an integral part of these statements.

   Notes to Condensed Consolidated Financial Statements (unaudited)

   (1)     Condensed Consolidated Financial Statements:

   The condensed consolidated balance sheet as of June 30, 1996 and the condensed consolidated statement of operations for the three and six month periods ended June 30, 1996 and 1995 and the condensed consolidated statement of cash flows for the six month periods ended June 30, 1996 and 1995 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include all normal recurring adjustments) necessary to present fairly the consolidated financial position, results of operations and cash flows at June 30, 1996, and for all periods presented have been made.

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


   (2)     Inventories:

   Inventories are recorded at the lower of first-in-first-out cost or market. The following summarizes the components of inventory at June 30, 1996 and December 31, 1995:


                                June 30,   December 31,
    (in 000's)                    1996         1995
                                --------   ------------

    Raw Material and Supplies    $  919       $  583
    Work-in-process               1,628        2,726
    Finished Goods                  993        1,795
                               ---------     --------
    Total Inventory, net         $3,540       $5,104
                               =========     ========

   Although wound care sales were lower than projected, the Company was able to effectively manage and reduce inventory levels in the first six months of 1996. The Company regularly evaluates its inventory levels and adjusts production at both its Costa Rica plant, where the bulk freeze-dried aloe vera extract is manufactured, and at its U.S. plant to meet anticipated demand. As a result of these evaluations, inventory reduction programs were initiated in the latter part of 1995 and early 1996. These programs included reduced production at the Company's manufacturing facility in Irving, Texas as well as the

   Costa Rica facility. As a result of these programs, inventory levels were reduced by $934,000 during the first two quarters of 1996. Operating costs of $484,000 and $563,000, related to the Irving, Texas facility and the Costa Rica facility, respectively, have been expensed in the first six months. These costs resulted from a temporary shutdown of the Costa Rica plant for annual routine maintenance and programs to reduce inventory levels to be more in line with current demand.
   The Company believes that future growth in demand will eventually absorb all of the operating costs.

   Also contributing to the reduction in inventory are the results of the implementation of various programs to reduce operating and production costs. These programs prompted several changes that were implemented at the Company's Costa Rica production facility in early 1996. This facility produces all of the Company's freeze dried Aloe vera. Among these changes was a reduction in work force as well as improvements in efficiencies in the manufacturing process. The implementation of these changes has significantly reduced the cost of Costa Rica production over the first half of 1996. As a result of these reductions in cost, the actual cost of production under FIFO as of June 30, 1996 was approximately 18% lower than the Company's standard cost which was equal to the FIFO cost of production at December 31, 1995. The Company determined that the standard cost should be reset to the then current actual cost of production. This reduction in standard FIFO cost decreased inventory valuation by $630,000. This amount represents the change in the accumulated value of all items currently in inventory that were produced in Costa Rica as well as those finished goods that contain component items produced in Costa Rica. This decrease in inventory value was expensed in the second quarter as a period cost and is included in cost of goods sold.

   Contributing to the increase in raw materials and supplies is the buildup of materials related to products introduced in the first quarter of 1996 as well as those to be introduced in the latter half of 1996. Total Aloe vera extract inventory as of June 30, 1996 and December 31, 1995 was $1,388,000 and $2,538,000, respectively.


   (3)     Property, Plant and Equipment:

   Net investment in property, plant and equipment as of June 30, 1996 and December 31, 1995 was $12,240,000 and $12,711,000 respectively.
   Included in these amounts is the net investment in property, plant and equipment in Costa Rica as of June 30, 1996 and December 31, 1995 of $4,026,000 and $4,157,000 respectively.

   The production capacity of the Costa Rica plant is larger than the Company s current usage level. Management believes, however, that the cost of the Costa Rica facility will be recovered through operations. The facility will provide for the production of large scale clinical trials as well as future product demand. Management will continue to assess the realizability of the Costa Rica plant assets and will use the methodology described in SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of.

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

   The line of credit agreement expired January 30, 1996. The Company had reached an agreement with the Bank for a new line of collateralized credit for approximately $1,200,000. However, due to fees that were attached to the line of credit and the Company s lack of immediate need of cash, management elected to withdraw from discussions with the Bank and allowed the agreement to be tabled until such time as a line of credit is desirable and favorable to the Company.


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


   (6)     Sales by Division

   The following summarizes sales by division and consolidated sales for the three month periods ending June 30, 1996 and 1995:
   (Dollar amounts in 000's)

    Three Months Ended    Wound               Carrington  Caraloe   Total
      June 30, 1996       Care    Veterinary     Sales      Inc.    Sales
                         -------  ----------  ----------  -------  -------

    Sales, net           $4,392      $101      $ 4,493     $945    $ 5,438

    Cost of Goods Sold    2,461        83        2,544      821      3,365
                         -------    ------     --------   ------   -------
    Gross Margin         $1,931      $ 18      $ 1,949     $124    $ 2,073

                         =======    ======     ========   ======   =======
    Three Months Ended
      June 30, 1995

    Sales, net           $5,624      $118      $ 5,742     $666    $ 6,408

    Cost of Goods Sold    1,601        59        1,660      416      2,076
                         -------    ------     --------   ------   -------
    Gross Margin         $4,023      $ 59      $ 4,082     $250    $ 4,332
                         =======    ======     ========   ======   =======

   The following summarizes sales by division and consolidated sales for the six month periods ending June 30, 1996 and 1995:
   (Dollar amounts in 000's)

    Six Months Ended      Wound               Carrington  Caraloe   Total
      June 30, 1996       Care    Veterinary     Sales      Inc.    Sales
                        --------  ----------  ----------  -------  -------
    Sales, net          $ 8,646      $167      $ 8,813    $2,139   $10,952
    Cost of Goods Sold    4,328       123        4,451     1,845     6,296
                        --------    ------     --------   -------  -------
    Gross Margin        $ 4,318      $ 44      $ 4,362    $  294   $ 4,656
                        ========    ======     ========   =======  =======

    Six Months Ended
      June 30, 1995
    Sales, net          $11,416      $179      $11,595    $1,089   $12,684
    Cost of Goods Sold    2,970        91        3,061       655     3,716
                        --------    ------     --------   -------  -------
    Gross Margin        $ 8,446      $ 88      $ 8,534    $  434   $ 8,968
                        ========    ======     ========   =======  =======

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

   In February 1995, the Company entered into a supply agreement with its supplier of freeze-dried products. The agreement required that the Company establish a $1,500,000 letter of credit. The term loan with NationsBank was used to fund this letter of credit. The funding of the letter of credit reduces the amount that the Company can borrow under the term loan but does not increase the Company's debt unless the letter of credit is utilized by the supplier. As of March 21, 1996 and January 16, 1997, the supplier had not made a presentation for payment under the letter of credit. In April 1996, and in conjunction with the Company's settlement of the term loan, the Bank agreed to reduce the fees on the letter of credit by one percentage point in consideration of the Company's agreement to purchase and assign to the Bank a CD in an amount equal to the letter of credit. The Company will maintain the CD until such time as the letter of credit expires or is otherwise released. The contract also requires the Company to accept minimum monthly shipments of $30,000 and to purchase a minimum of $2,500,000 worth of product over a period of five years. At the request of the supplier, the minimum buy quantities were waived for the three month period ending December 31, 1996. The supplier currently produces the CarraSorb(TM) M Freeze Dried Gel and the Aphthous Ulcer Patch for the Company. Both of these products represent new technology and are still in the product launch phase. The Company had approximately $98,000 and

   $232,000 of CarraSorb(TM) M and Aphthous Ulcer Patch inventory on hand as of August 14, 1996 and January 16, 1997, respectively. Current sales are lower that the minimum purchase requirement but the Company believes that as demand for the new technology increases, demand will exceed the minimum purchase requirement. The company is in full compliance with the agreement and as of January 16, 1997, has the available resources to meet all future minimum purchase requirements.

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

   The Company began a large scale clinical trial during the third quarter of 1995 for the testing of its Aliminase(R) (formerly CARN 1000) oral capsules for the treatment of acute flare-ups of ulcerative colitis.
   The Company estimates that the cost of this clinical trial will be approximately $2,300,000, of which approximately $300,000 remains outstanding. Payments made in advance to the clinical research organization resulted in prepaid expenses increasing in 1995. In late 1995, the Company began an initial Phase I study using injectable Alovex(TM) (formerly CARN 750) in cancer patients involving six cancer types. The estimated cost of this study is $475,000. In the second half of 1996, the Company will begin a second large scale clinical trial for the testing of Aliminase(R) oral capsules for the treatment of ulcerative colitis. The cost of this trial is expected to be approximately $2,500,000 of which approximately 15% will be required as an initial payment when the research contract is signed. The remainder of the cost will be expended over approximately fourteen months. The Company anticipates signing a contract with a clinical research organization in late August 1996.

   In late 1995, the Company initiated an ongoing program to reduce expenses and the cost of manufacturing thereby increasing the gross margin on existing sales. This program includes a reduction in force in Costa Rica as well as a change in the manufacturing process for Aloe vera based raw materials. Product costs have been decreased through changes in product packaging and other costs have been reduced through competitive bidding. Where appropriate, the Company now complies with lower USDA or food grade requirements instead of more stringent FDA requirements. The Company has restructured the sales force to position it for growth and is refocusing the sales effort to increase market share in the alternative care markets. The Company eliminated six sales positions including representatives in five sales territories.
   The Company replaced three of these positions with commission based independent manufacturer representatives. Two of the positions were integrated into existing sales territories. And finally, sales representatives in territories that were contributing a low return are now compensated under a compensation plan that emphasizes increased sales. This compensation plan rewards the employee by paying a commission on every sales dollar. To offset the higher commissions, the employees have a significantly lower salary and are responsible for covering their own travel and entertainment expenses. This program will continue into the foreseeable future and will continually challenge the costs of doing business and where possible, further reduce the cost of operations. If the implementation of this program is successful, the Company believes that its cash resources, including available cash and improved revenues, will provide the funds necessary to finance its current operations. The Company does not expect that these cash resources will be sufficient to finance the major clinical studies necessary to develop its products to their full commercial potential. Additional funds, therefore, may have to be raised through equity offerings, borrowings, licensing arrangements, or other means, and there is no assurance that the Company will be able to obtain such funds on satisfactory terms when they are needed.

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

   As a result of the implementation of programs to reduce operating and production costs, several changes were implemented at the Company's Costa Rica production facility in early 1996. This facility produces all of the Company's freeze dried Aloe vera. Among these changes was a reduction in work force as well as improvements in efficiencies in the manufacturing process. The implementation of these changes has significantly reduced the cost of Costa Rica production over the first half of 1996. As a result of these reductions in cost, the actual cost of production under FIFO as of June 30, 1996 was approximately 18% lower than the Company's standard cost which was equal to the FIFO cost of production at December 31, 1995. The Company determined that the standard cost should be reset to the then current actual cost of production. This reduction in standard FIFO cost decreased inventory valuation by $630,000. This amount represents the change in the accumulated value of all items currently in inventory that were produced in Costa Rica as well as those finished goods that contain component items produced in Costa Rica. This decrease in inventory value was expensed in the second quarter as a period cost and is included in cost of goods sold.

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

   To accelerate new product development and reduce overhead, the Company was restructured in 1995. The restructuring included the lay-off of seventeen high level and under-utilized positions in administration, marketing, and research and development for a net reduction in salaries and benefits of approximately $120,000 per month. Approximately $15,000 of these savings were offset with the hiring of Kirk Meares, Vice President of Sales and Marketing, in the second quarter of 1996. Also, the Company relocated its manufacturing operations to its current facility on Walnut Hill in Irving, Texas and immediately realized a reduction in overhead and production costs as the new facility is more efficient than the prior location. As the Walnut Hill facility is owned by the Company, rent and other facility expenses related to the former production facility of approximately $25,000 per month were eliminated. Each of these items is expected to reduce future expenses and improve cash flow results. As a result of the restructuring, approximately $1.4 million of one-time charges were taken during 1995. Of these charges, approximately $86,000 of unpaid severance compensation was paid in the second quarter of 1996. Of this amount, $75,000 was a final payment to a single former high ranking research and development employee. This negotiated payment relieved the Company of $128,000 in future severance compensation liability to this employee. As of June 30, 1996, all liabilities resulting from the restructuring were paid in full or otherwise relieved.

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

   Research and development (R&D) expenses increased to $1,755,000 from $1,305,000, or 34.5%. This increase was the result of beginning the large scale clinical trial for the testing of Aliminase oral capsules for the treatment of acute flare-ups of ulcerative colitis during the third quarter of 1995. Additional R&D costs related to the ongoing Cancer research contributed to the increase in R&D during the second quarter of 1996 as well. These costs were partially offset by a reduction of internal salaries and other operating expenses.

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

   Cost of sales increased from $3,716,000 to $6,296,000, or 69.5%. As a percentage of sales, cost of sales increased from 28.9% to 42.1% after adjusting for a $630,000 write down of inventory on June 30, 1996, as described above, and period costs of $52,000 and $1,047,000 in the first six months of 1995 and 1996, respectively. The period costs are related to the annual shutdown of the facility in Costa Rica for routine maintenance and inventory reduction programs. The increase in cost of goods sold is largely attributable to the increased sales of bulk Manapol(R), which has a substantially lower profit margin in 1996 as compared to the margin on Manapol(R) in the prior year and the margins on the Company's wound and skin care products. Additionally, all of the new products introduced in the first half of 1996 are manufactured for the Company by third-party manufacturers and have a lower profit margin than the products manufactured by the Company.

   To accelerate new product development and reduce overhead, the Company was restructured in 1995. The restructuring included the lay-off of seventeen high level and under-utilized positions in administration, marketing, and research and development for a net reduction in salaries and benefits of approximately $120,000 per month. Approximately $15,000 of these savings were offset with the hiring of Kirk Meares, Vice President of Sales and Marketing, in the second quarter of 1996. Also, the Company relocated its manufacturing operations to its current facility on Walnut Hill in Irving, Texas and immediately realized a reduction in overhead and production costs as the new facility is more efficient than the prior location. As the Walnut Hill facility is owned by the Company, rent and other facility expenses related to the former production facility of approximately $25,000 per month were eliminated. Each of these items is expected to reduce future expenses and improve cash flow results. As a result of the restructuring, approximately $1.4 million of one-time charges were taken during 1995. Of these charges, approximately $147,000 of unpaid severance compensation was paid in the first two quarters of 1996. Of this amount, $75,000 was a final payment to a single former high ranking research and development employee. This negotiated payment relieved the Company of $128,000 in future severance compensation liability to this employee. As of June 30, 1996, all liabilities resulting from the restructuring were paid in full or otherwise relieved.

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

   Research and development (R&D) expenses increased to $3,703,000 from $2,749,000, or 34.7%. This increase was the result of beginning the large scale clinical trial for the testing of Aliminase(R) oral capsules for the treatment of acute flare-ups of ulcerative colitis during the third quarter of 1995. Additional R&D costs related to the ongoing cancer research contributed to the increase in R&D during the first six months of 1996 as well. These costs were partially offset by a reduction of internal salaries and other operating expenses.

   Net interest income of $95,000 was realized in the first six months of 1996, versus net interest costs of $119,000 in the first six months of 1995, due to having more excess cash to invest as well as the retirement of all bank debt in April 1996.

   All statements other than statements of historical fact contained in this report, including statements in this Management's Discussion and Analysis of Financial Condition and Results of Operations (and similar statements contained in the Notes to Condensed Consolidated Financial Statements) concerning the Company's financial position, liquidity, capital resources and results of operations, its prospects for the future and other matters, are forward-looking statements. Forward-looking statements in this report generally include or are accompanied by words such as anticipate, believe, estimate, expect, intend or similar words. Such forward-looking statements include but are not limited to, statements regarding the Company's plan or ability to recover the cost of the Costa Rica plant, to absorb the plant's operating cost, to enter into agreements for and fund the planned second large scale clinical trial of Aliminase(R) for the treatment of ulcerative colitis, to maintain the CD that secures its outstanding letter of credit, to obtain financing when it is needed, to increase the Company's market share in the alternative care markets, to improve its revenues and fund its operations from such revenues and other available cash resources, to enter into licensing agreements, to develop and market new products and increase sales of existing products, to obtain government approval to market new products, to expand its business into a larger segment of the market for wound care products, to promote and sell its veterinary products on a broader scale, and various other matters.

   Although the Company believes that the expectations reflected in its forward-looking statements are reasonable, no assurance can be given that such expectations will prove correct. Factors that could cause the Company's results to differ materially from the results discussed in such forward-looking statements include but are not limited to the possibilities that the Company may be unable to obtain the funds needed to carry out large scale clinical trials (including the planned second large scale trial of Aliminase(R) for the treatment of ulcerative colitis) and other research and development projects, that the results of the Company's clinical trials may not be sufficiently positive to warrant continued development and marketing of the products tested, that new products may not receive required approvals by the appropriate government agencies or may not meet with adequate customer acceptance, that the Company may not be able to obtain financing when needed, that the Company may not be able to obtain appropriate licensing agreements for products that it wishes to market or products that it needs assistance in developing, that demand for the Company's products may not be sufficient to enable it to recover the cost of the Costa Rica plant or to absorb all of that plant s operating costs, and that the Company's efforts to improve its sales may not be sufficient to enable it to fund its operating costs from revenues and available cash resources.

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


                                         CARRINGTON LABORATORIES, INC.
                                         (Registrant)


   Date: January __, 1996                By:
   ----------------------                    ---------------------------
                                             Carlton E. Turner,
                                             President


   Date: January __, 1996                By:
  -----------------------                   ----------------------------
                                            Sheri L. Pantermuehl,
                                            Chief Financial Officer

                                  SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             CARRINGTON LABORATORIES, INC.
                                                     (Registrant)


   Date: January __, 1996                      By: /s/ Carlton E. Turner
   ----------------------                         -----------------------
                                                  Carlton E. Turner,
                                                  President


   Date: January __, 1996                      By: /s/ Sheri L. Pantermuehl
        ------------------                        -------------------------
                                                  Sheri L. Pantermuehl,
                                                  Chief Financial Officer