Form 10-Q/A
period 1996-09-30
CARRINGTON LABORATORIES INC /TX/
filed 1997-03-06
CIK 718007

UNITED STATES
                              SECURITIES AND EXCHANGE COMMISSION
                                    Washington, D.C.  20549
                                          Form 10-Q/A

   (Mark One)
   (   X   )              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                              OF THE SECURITIES EXCHANGE ACT OF 1934

   For the quarterly period ended     September 30, 1996
                                  ----------------------------------------
                                              OR

   (       )              TRANSITION REPORT PURSUANT TO SECTION 13 OR 5(d)
                              OF THE SECURITIES EXCHANGE ACT OF 1934

   For the transition period from                          To
                                   ----------------------      ----------
   Commission file number      0-11997
                         -------------------------------------------------

                              CARRINGTON LABORATORIES, INC.
                      (Exact name of registrant as specified in its
   charter)
   Texas                                               75-1435663
   ---------------                         -------------------------------
   (State or other jurisdiction of       (IRS Employer Identification No.)
    incorporation or organization)

                      2001 Walnut Hill Lane, Irving, Texas  75038
   ----------------------------------------------------------------------
                (Address of principal executive offices and Zip Code)
                                     972-518-1300
   -----------------------------------------------------------------------
               (Registrant's telephone number, including area code)
   -----------------------------------------------------------------------
               (Former name, former address and former fiscal year,
                         if changed since last report)

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

   Condensed Statement of Cash Flows (unaudited)
   (Dollar amounts in 000's)
                                                          Nine Months
                                                             Ended
                                                         September 30,
                                                         1996       1995
    Cash Flows from Operating Activities               --------   --------
      Adjustments to Reconcile Net Loss to
        Net Cash Used by Operating Activities:
    Depreciation and Amortization                           958        926
    Changes in Assets and Liabilities:
      Decrease in Receivables, net                          283         30
      Decrease (Increase) in Inventories, net             1,505       (224)
      Decrease in Prepaid Expenses                          635         20
     (Increase) Decrease in Other Assets                 (1,314)        31
      Increase (Decrease) in Accounts Payable And
        Accrued Liabilities                                 708       (334)
                                                        --------   --------
    Net Cash Used by Operating Activities                (2,765)      (172)
                                                        --------   --------

    Cash Flows from Investing Activities:
      Purchases of Property, Plant and Equipment           (183)    (4,130)
                                                        --------   --------
    Net Cash Used by Investing Activities                  (183)    (4,130)
                                                        --------   --------
    Cash Flows from Financing Activities:
      Issuances of Common Stock                           4,562     11,188
      Proceeds from Borrowing                                -       5,510
      Repayment of Long-term Bank Debt                   (2,977)    (5,787)
      Debt Payments                                         (44)       (94)
                                                        --------   --------
    Net Cash Provided by Financing Activities             1,541     10,817
                                                        --------   --------
    Net (Decrease) Increase in Cash and Cash             (1,407)     6,515
    Equivalents
    Cash and Cash Equivalents, Beginning of Period        6,222        464
                                                        --------   --------
    Cash and Cash Equivalents, End of Period             $4,815     $6,979
                                                        ========   ========
    Supplemental Disclosure of Cash Flow Information
      Cash Paid During the Period for Interest           $   84     $  224
      Cash Paid During the Period for Income Taxes       $   -      $   12

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

   Although the aforementioned CD matures every 90 days, the Company s management has elected not to classify the CD as a cash equivalent. As the CD secures a letter of credit, it is effectively unavailable to the Company for other purposes until such time as the letter of credit expires or is otherwise released. Therefore, the CD is included in Other non-current assets for reporting purposes.

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


   (5)     Shareholders  Investment:

   Options - Each employee option is either a nonqualified or an incentive stock option with an exercise price equal to the fair market value of the Company's common stock on the date of grant. Each employee option normally becomes exercisable with respect to one-fourth of the shares covered thereby in each year in the four-year period beginning one year after the date of grant unless specifically modified by the Company s Stock Option Committee. Each of the employee options expires 10 years from the date of the grant. Options issued to non-employee directors of the Company are nonqualified options that are exercisable as of, and expire four years from, the grant date. As of September 30, 1996, 694,165 options to purchase shares of common stock were outstanding. Exercise prices of the outstanding options range from $8.25 to $47.75 per share. During the third quarter of 1996, options for 2,473 shares of common stock were exercised at a price of $8.625 to $12.75 per share. Total proceeds to the Company from the exercise of these options were $28,000.

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


   (6)     Sales by Product Line

   The following summarizes sales by product line and consolidated sales for the three month periods ending September 30, 1996 and 1995:
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
                         =======    ======     ========   ======    =======

   The following summarizes sales by product line and consolidated sales for the nine month periods ending September 30, 1996 and 1995:
   (Dollar amounts in 000's)

    Nine Months Ended     Wound               Carrington  Caraloe    Total
    September 30, 1996    Care    Veterinary     Sales      Inc.     Sales
                        --------  ----------  ----------  -------   -------
    Sales, net          $12,788      $246      $13,034    $3,030    $16,064
    Cost of Goods Sold    5,638       165        5,803     2,637      8,440
                        --------    ------     --------   -------   -------
    Gross Margin        $ 7,150      $ 81      $ 7,231    $  393    $ 7,624
                        ========    ======     ========   =======   =======
    Nine Months Ended
    September 30, 1995

    Sales, net          $16,769      $263      $17,032    $2,273    $19,305
    Cost of Goods Sold    4,396       135        4,531     1,442      5,973
                        --------    ------     --------   -------   -------
    Gross Margin        $12,373      $128      $12,501    $  831    $13,332
                        ========    ======     ========   =======   =======

   (7)     Subsequent Event

   On October 21, 1996 (the Closing Date ), the Company completed a $6,600,000 financing involving the private placement of Series E Convertible Preferred Stock (the Series E Shares ). Each Series E Share has a par value of $100 and a purchase price of $10,000. After placement fees, legal and other costs related to the private placement, the Company expects to realize net proceeds of $6,266,000. Current plans call for much of the proceeds from this sale to be used to continue Carrington's clinical research programs.

   The Series E Shares are convertible, at the option of the holder thereof, into shares of the Company's common stock beginning on December 20, 1996, and prior to October 21, 1999 (the Maturity Date ), at a conversion price per share (the Conversion Price ) equal to the lower of $25.20 (120 percent of the current market price of the Company ' common stock as calculated over the three trading-day period ending on the last trading day prior to the Closing Date) or 87% of the current market price as calculated over the three trading-day period ending on the last trading day immediately preceding the conversion date. The Conversion Price is subject to adjustment to take into account stock dividends, stock splits and share combinations involving the Company's common stock. Each Series E Share will be convertible into the number of whole shares of common stock determined by dividing $10,000 by the Conversion Price.

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

   The Company has agreed to prepare and file a registration statement (the Registration Statement ) with respect to the resale of the underlying shares of common stock (including any shares issued in payment of dividends on the Series E Shares or the periodic payments described below) with the Securities and Exchange Commission (the Commission ). The Company must use its best efforts to cause the Registration Statement to be declared effective by the Commission on or before the eightieth day after the Closing Date. If the Registration Statement is not declared effective on or before the eightieth day after the Closing Date, the Company must make periodic payments equal to 1% of the Purchase Price for the first thirty days after such eightieth day, and 2% of the Purchase Price for each additional thirty day period, pro rata to the date the Registration Statement is declared effective. These payments, if required, may be made in either cash or common shares, or both, at the election of the Company. Management believes that the Registration Statement will be filed and declared effective in a timely fashion and that no such payments will be required.

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


   Liquidity and Capital Resources

   At September 30, 1996 and December 31, 1995, the Company held cash and cash equivalents of $4,815,000 and $6,222,000, respectively. The decrease in cash of $1,407,000 from December 31, 1995 to September 30, 1996 was largely attributable to the retirement of all bank debt and the purchase of a $1,500,000 certificate of deposit (CD) (see Note 4 to the consolidated financial statements) as well as increased research and development expenditures. These cash outflows were partially offset through the exercise of options and warrants, and purchases of shares through the Employee Stock Purchase Plan, that resulted in an additional $4,548,000 cash in the first nine months of 1996.

   Although wound care sales have been lower than projected, the Company has been able to effectively manage and reduce inventory levels throughout 1996. The Company regularly evaluates its inventory levels and adjusts production at both its Costa Rica plant, where the bulk freeze-dried aloe vera extract is manufactured, and at its U.S. plant to meet anticipated demand. As a result of these evaluations, inventory reduction programs were initiated in the latter part of 1995 and early 1996. These programs included reduced production at the Company's manufacturing facility in Irving, Texas as well as the Costa Rica facility. As a result of these programs, inventory levels were reduced by $1,505,000 during the first three quarters of 1996, which includes a $630,000 write-down of Aloe vera derived products as described below. As a result of the decreased production levels, the Company has expensed $1,026,000 of unabsorbed overhead as cost of goods sold in the first nine months of 1996.

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

   In February 1995, the Company entered into a supply agreement with its supplier of freeze-dried products. The agreement required that the Company establish a $1,500,000 letter of credit. The term loan with NationsBank was used to fund this letter of credit. The funding of the letter of credit reduces the amount that the Company can borrow under the term loan but does not increase the Company's debt unless the letter of credit is utilized by the supplier. As of March 21, 1996 and January 16, 1997, the supplier had not made a presentation for payment under the letter of credit. In April 1996, and in conjunction with the Company's settlement of the term loan, the Bank agreed to reduce the fees on the letter of credit by one percentage point in consideration of the Company's agreement to purchase and assign to the Bank a CD in an amount equal to the letter of credit. The Company will maintain the CD until such time as the letter of credit expires or is otherwise released. The contract also requires the Company to accept minimum monthly shipments of $30,000 and to purchase a minimum of $2,500,000 worth of product over a period of five years. At the request of the supplier, the minimum buy quantities were waived for the three month period ending December 31, 1996. The supplier currently produces the CarraSorb(TM) M Freeze Dried Gel and the Aphthous Ulcer Patch for the Company. Both of these products represent new technology and are still in the product launch phase. The Company had approximately $131,000 and $232,000 of CarraSorb(TM) M and Aphthous Ulcer Patch inventory on hand as of November 14, 1996 and January 16, 1997, respectively. Current sales are lower than the minimum purchase requirement but the Company believes that as demand for the new technology increases, demand will exceed the minimum purchase requirement. The Company is in full compliance with the agreement and as of January 16, 1997, has the available resources to meet all future minimum purchase requirements.

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

   The Company began a large scale clinical trial during the third quarter of 1995 for the testing of its Aliminase(R) oral capsules for the treatment of acute flare-ups of ulcerative colitis. The cost of this clinical trial was approximately $2,300,000. All expenses related to this trial have been recognized and paid. In the third quarter of 1996, the Company began a second large scale clinical trial for the testing of Aliminase(R) oral capsules for the treatment of ulcerative colitis. The cost of this trial was expected to be approximately $2,500,000, of which approximately $212,000 was required as an initial payment when the research contract was signed on September 19, 1996.
   The full amount of the payment was expensed in the third quarter. In late October 1996, the Company received the results of the initial phase III clinical trial for the testing of Aliminase(R). Indications are that no statistically significant differences were found to support a therapeutic effect. As a result, the Company has terminated the second large scale clinical trial and further testing of Aliminase(R) has been placed on hold. Approximately $150,000 in cancellation fees was recorded in the third quarter and will be paid in the fourth quarter in relation to this termination. No additional expenses related to phase III trials of Aliminase(R) are anticipated as of November 14, 1996.

   In late 1995, the Company began an initial Phase I study using injectable CarraVex(TM)(formerly Alovex ) in cancer patients involving six cancer types. The estimated cost of this study is $475,000.

   Also in late 1995, the Company initiated an ongoing program to reduce expenses and the cost of manufacturing thereby increasing the gross margin on existing sales. This program includes a reduction in force in Costa Rica as well as a change in the manufacturing process for Aloe Vera based raw materials. Product costs have been decreased through changes in product packaging and other costs have been reduced through competitive bidding. Where appropriate, the Company now complies with lower USDA or food grade requirements instead of more stringent FDA requirements. The Company has restructured the sales force to position it for growth and is refocusing the sales effort to increase market share in the alternative care markets. The Company eliminated six sales positions including representatives in five sales territories.
   The Company replaced three of these positions with commission based independent manufacturer representatives. Two of the positions were integrated into existing sales territories. And finally, sales representatives in territories that were contributing a low return are now compensated under a compensation plan that emphasizes increased sales. This compensation plan rewards the employee by paying a commission on every sales dollar. To offset the higher commissions, the employees have a significantly lower salary and are responsible for covering their own travel and entertainment expenses. This program will continue into the foreseeable future and will continually challenge the costs of doing business and where possible, further reduce the cost of operations. If the implementation of this program is successful, the Company believes that its cash resources, including available cash and improved revenues, will provide the funds necessary to finance its current operations. The Company does not expect that these cash resources will be sufficient to finance the major clinical studies necessary to develop its products to their full commercial potential. Additional funds, therefore, may have to be raised through equity offerings, borrowings, licensing arrangements, or other means, and there is no assurance that the Company will be able to obtain such funds on satisfactory terms when they are needed.

   Subsequent to the third quarter end, the Company completed a $6,600,000 financing involving the private placement of Series E Convertible Preferred Stock. Current plans call for much of the proceeds from this sale to be used to continue Carrington s clinical research programs (see Footnote 7 to the consolidated financial statements). The Company does not expect that these cash resources will be sufficient to finance the major clinical studies and costs of filing new drug applications necessary to develop its products to their full commercial potential. Additional funds, therefore, may have to be raised through equity offerings, borrowings, licensing arrangements or other means, and there is no assurance that the Company will be able to obtain such funds on satisfactory terms when they are needed.

   The Company is subject to regulation by numerous governmental authorities in the United States and other countries. Certain of the Company's proposed products will require governmental approval prior to commercial use. The approval process applicable to prescription pharmaceutical products usually takes several years and typically requires substantial expenditures. The Company and any licensees may encounter significant delays or excessive costs in their respective efforts to secure necessary approvals. Future United States or foreign legislative or administrative acts could also prevent or delay regulatory approval of the Company's or any licensees products. Failure to obtain requisite governmental approvals or failure to obtain approvals of the scope requested could delay or preclude the Company or any licensees from marketing their products, or could limit the commercial use of the products, and thereby have a material adverse effect on the Company s liquidity and financial condition.


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

   Research and development (R&D) expenses remained constant with only a small increase to $1,376,000 from $1,287,000, or 6.9%. This increase was the result of the first phase III pivotal large scale clinical trial for the testing of Aliminase(R) oral capsules for the treatment of acute flare-ups of ulcerative colitis began during the third quarter of 1995. This study was substantially completed in the third quarter of 1996. In September of 1996, the Company initiated the second pivotal phase III testing of Aliminase(R). The initial payment of approximately $212,000 was expensed in the third quarter. In late October 1996, the Company received the results of the initial phase III clinical trial for the testing of Aliminase(R). Indications are that no statistically significant differences were found to support a therapeutic effect. As a result, the Company has terminated the second large scale clinical trial and further testing of Aliminase(R) has been placed on hold. Approximately $150,000 in cancellation fees was recorded in the third quarter and will be paid in the fourth quarter in relation to this termination. This increase was offset by a reduction of internal salaries and other operating expenses.

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

   Cost of sales increased from $5,973,000 to $8,440,000, or 41.3%. As a percentage of sales, cost of sales increased from 30.5% to 42.2% after adjusting for a $630,000 write-down of inventory on June 30, 1996, as described below, and period costs of $94,000 and $1,026,000 in the first nine months of 1995 and 1996, respectively. The period costs are related to the annual shutdown of the facility in Costa Rica for routine maintenance and inventory reduction programs. The increase in cost of goods sold is largely attributable to the increased sales of bulk Manapol(R), which has a substantially lower profit margin in 1996 as compared to the margin on Manapol(R) in the prior year and the margins on the Company's wound and skin care products, and the overall 19% price decrease which occurred in February of 1996. Additionally, all of the new products introduced in the first half of 1996 are manufactured for the Company by third-party manufacturers and have a lower profit margin than the products manufactured by the Company.

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

   Selling, general and administrative (SG&A) expenses decreased to $8,253,000 from $9,501,000, or 13.1%. This decrease was attributable to approximately $900,000 in one-time charges in the first nine months of 1995. These one-time charges were related to severance agreements, legal expenses and settlements and debt refinancing costs. This was partially offset as the Company incurred approximately $150,000 in additional costs related to the launch of three new product types and a one-time write-off of approximately $92,000 of bank and legal charges related to the early retirement of all bank debt. Also contributing to the reduced SG&A expenses were the benefits received from the cost reduction programs put in place earlier in the year as well as savings generated from the restructuring of the sales force.

   Research and development (R&D) expenses increased to $5,079,000 from $4,282,000, or 18.6%. This increase was the result of beginning the large scale phase III clinical trial for the testing of Aliminase(R) oral capsules for the treatment of acute flare-ups of ulcerative colitis during the third quarter of 1995. This study was substantially completed in the third quarter of 1996. In September of 1996, the Company initiated the second pivotal phase III testing of Aliminase(R). The initial payment of approximately $212,000 was expensed in the third quarter. In late October 1996, the Company received the results of the initial phase III clinical trial for the testing of Aliminase(R). Indications are that no statistically significant differences were found to support a therapeutic effect. As a result, the Company has terminated the second large scale clinical trial and further testing of Aliminase(R) has been placed on hold. Approximately $150,000 in cancellation fees was recorded in the third quarter and will be paid in the fourth quarter of 1996. Additional R&D costs related to the ongoing cancer research contributed to the increase in R&D during the first nine months of 1996 as well. These costs were partially offset by a reduction of internal salaries and other operating expenses.

   Net interest income of $168,000 was realized in the first nine months of 1996, versus net interest costs of $139,000 in the first nine months of 1995, due to having more excess cash to invest as well as the retirement of all bank debt in April 1996.

   All statements other than statements of historical fact contained in this report, including statements in this Management's Discussion and Analysis of Financial Condition and Results of Operations (and similar statements contained in the Notes to Condensed Consolidated Financial Statements) concerning the Company's financial position, liquidity, capital resources and results of operations, its prospects for the future and other matters, are forward-looking statements. Forward-looking statements in this report generally include or are accompanied by words such as anticipate, believe, estimate, expect, intend or words of similar import. Such forward-looking statements include, but are not limited to, statements regarding the Company's plan or ability to recover the cost of the Costa Rica plant, to absorb the plant s operating cost, to achieve growth in demand for, or sales of, products, to reduce expenses and manufacturing costs and increase gross margin on existing sales, to use the proceeds from its sale of Series E Convertible Preferred Stock to continue its clinical research programs, to file a registration statement and have it declared effective within the time required by its agreements with the holders of its Series E Convertible Preferred Stock, to vigorously defend the legal proceedings described in this report, to maintain the CD that secures its outstanding letter of credit, to obtain financing when it is needed, to increase the Company's market share in the alternative care markets, to improve its revenues and fund its operations from such revenues and other available cash resources, to enter into licensing agreements, to develop and market new products and increase sales of existing products, to obtain government approval to market new products, to expand its business into a larger segment of the market for wound care products and increase its market share in the alternative care markets, to promote and sell its veterinary products on a broader scale, and various other matters.

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


                                        CARRINGTON LABORATORIES, INC.
                                                (Registrant)


   Date: January __, 1996               By:
   ----------------------                  -----------------------------
                                           Carlton E. Turner,
                                           President


   Date: January __, 1996               By:
   ----------------------                  -----------------------------
                                           Sheri L. Pantermuehl,
                                           Chief Financial Officer

                                SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         CARRINGTON LABORATORIES, INC.
                                                 (Registrant)


   Date: January __, 1996                By: /s/ Carlton E. Turner
        ------------------                  ----------------------------
                                            Carlton E. Turner,
                                            President


   Date: January __, 1996                By: /s/ Sheri L. Pantermuehl
   ----------------------                   ----------------------------
                                            Sheri L. Pantermuehl,
                                            Chief Financial Officer