Form 10-K
period 1996-12-31
CARRINGTON LABORATORIES INC /TX/
filed 1997-03-26
CIK 718007

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 Form 10-K

                Annual Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

                 For the fiscal year ended December 31, 1996
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

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

      The aggregate market value of the voting stock held by non-affiliates of the Registrant on March 14, 1997, was $51,179,297. (This figure was computed on the basis of the closing price of such stock on the NASDAQ National Market on March 14, 1997 using the aggregate number of shares held on that date by, or in nominee name for, shareholders who are not officers, directors or record holders of 10% or more of the Registrant's outstanding voting stock. The characterization of such officers, directors and 10% shareholders as affiliates is for purposes of this computation only and should not be construed as an admission for any other purpose that any of such persons are, in fact, affiliates of the Registrant.)

      Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock, as of the latest practicable date:
      8,873,639 shares of Common Stock, par value $.01 per share, were outstanding on March 14, 1997.

                     DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the Registrant's proxy statement for its annual meeting of shareholders to be held on May 22, 1997 are incorporated by reference into Part III hereof, to the extent indicated herein.


                                    PART I

   ITEM 1.  BUSINESS.

                                   General

   Carrington Laboratories, Inc. ("Carrington" or the "Company") is a research-based pharmaceutical and medical device company engaged in the development, manufacturing and marketing of naturally derived complex carbohydrate and other natural product therapeutics for the treatment of major illnesses and the dressing and management of wounds. The Company comprises three business divisions. See Note Sixteen to the consolidated financial statements in this annual report for financial information about these business divisions. The Company sells, using a network of distributors, nonprescription products through its Wound and Skin Care Division, veterinary medical devices and pharmaceutical through its Veterinary Medical Division and consumer products through its consumer products subsidiary, Caraloe, Inc. The Company's research and product portfolio are based primarily on complex carbohydrate technology derived from the Aloe vera plant.

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

   The Company is committing significant resources to its wound and skin care business. Primary marketing emphasis is directed toward hospitals, managed care organizations, alternate care facilities and home health care providers, with wound and skin care products being promoted primarily to physicians and specialty nurses, e.g. enterostomal therapists. Opportunities in the growing alternate care and home health care markets are also addressed through a telemarketing sales team and a National Accounts Department.

   The Company's hospital field sales force currently employs 31 sales representatives, each assigned to a specific geographic area in the United States, four regional sales managers and a representative in Puerto Rico. The Company also uses three independent sales company employing eight sales representatives to sell its products on a commission basis and an independent sales representative in Canada. In addition to this field sales force, the Wound and Skin Care Division employs five telemarketers who focus on alternative care facilities and the home health care market, and three persons in its National Accounts Department.

   The Company's products are primarily sold through a network of distributors. Three of the Company's largest distributors in the hospital market for the last several years have been Allegiance Healthcare Corporation ("Allegiance", formerly Baxter Healthcare Corporation), Owens & Minor and Bergen Brunswig, which acquired Durr Medical and Colonial Healthcare in December 1996. During fiscal 1994, 1995 and 1996, sales of wound and skin care products to Allegiance represented 11%, 10% and 9%, respectively, of the Company's total net sales. Sales to Owens & Minor represented 7%, 14%, and 11%, respectively, of total net sales over the same period. Sales to Bergen Brunswig represented 8%, 10%, and 12%, respectively, of total net sales over the same period.

   In November 1995, the Company signed a Sales Distribution Agreement with Laboratories PiSA S.A., a Mexican corporation, for the exclusive distribution rights to sell the Company's wound care products in Mexico, Guatemala, Nicaragua, Panama, El Salvador, and the Dominican Republic for a period of five years.

   In May 1996, the Company entered into an agreement with Trudell Medical Group ("Trudell") granting Trudell exclusive Canadian distribution rights for the Company's wound care products.

   In May 1996, the Company granted Ching Hwa Pharmaceutical Company, Ltd. ("CHP"), exclusive distribution rights to market the Comapny's wound care products in the Republic of China. CHP is required to register the Company's products for sale in Taiwan within a specified time.

   In October 1996, the Company signed an exclusive contract with Faulding Pharmaceuticals to market the Company's wound care products in Australia and New Zealand. In December 1996, the Company entered into an agreement with Suco International Corp. ("Suco") whereby the Company appointed Suco as exclusive distributor of certain of the Company's products in Haiti, Columbia, Venezuela, Uruguay, Bolivia, Peru, Paraguay, and Ecuador for a five-year term, subject to early termination under certain circumstances. The agreement requires Suco to register the products covered by the agreement in each of those countries.

   In December 1996, the Company and Darrow Laboratorios S/A ("Darrow") entered into a Sales Distribution Agreement whereby the Company appointed Darrow as a marketer and distributor of certain of the Company's wound care products for a term of 10 years (subject to early termination under certain circumstances) in Brazil, with a limited right of first refusal to distribute those products in Argentina, Uruguay, Paraguay, and Chile. The agreement requires Darrow to register such of the Company's products as the Company directs, at the Company's expense, in Brazil and each other country where Darrow is authorized to distribute such products.

   In December 1996, the Company and its Belgian subsidiary entered into an agreement with Recordati Industria Chimica & Farmaceutica S.P.A. ("Recordati") whereby the Company and its subsidiary jointly granted exclusive distribution rights to Recordati for certain of the Company's products in Italy, Vatican City and San Marino for a term of 10 years, subject to automatic renewal for an additional two years unless either party elects to terminate the agreement at the end of the initial term, and subject to early termination under certain circumstances. In return for the grant of the distribution rights, Recordati made an initial payment to the Company and is obligated to make two additional payments contingent on the occurrence of certain events. Under the agreement, the Company is obligated to apply for a CE mark for the products covered by the agreement in the United Kingdom or another member of the European Economic Community, and Recordati is obligated to register those products in each area covered by the agreement.

   In 1996, sales of the Company related to the above mentioned international agreements were less than $100,000. The Company can not estimate what sales associated with these agreements will be in 1997.

                               Consumer Health

   Caraloe, Inc., a separate subsidiary of the Company ("Caraloe"), markets or licenses consumer products and bulk ingredients utilizing the Company's patented complex carbohydrate technology. Attention has been focused on three goals, the first of which is to sell Caraloe's Aloe Nutritional[R] brand products through the health food store market. The second goal has been to develop private label aloe products for entrepreneurs seeking a high quality line of aloe products. The third goal has been to become a supplier of bulk Aloe vera raw materials to commercial companies incorporating Aloe vera mucilaginous polysaccharides into their established product lines.

   In May 1994, Caraloe signed an agreement with Mannatech, Inc., formerly Emprise International, Inc., to supply it a product known as bulk Manapol[R] powder. In February 1996, an agreement was signed with Mannatech granting it an exclusive license in the United States for Manapol[R] powder. During fiscal 1994, 1995, and 1996, sales of Manapol [R] powder to Mannatech represented 4%, 10%, and 15%, respectively, of the Company's total net sales. In January 1997, the Company received notification from Mannatech that the current supply agreement for Manapol[R] powder would be terminated effective March 31, 1997. As the supply agreement between Caraloe and Mannatech will not be renewed, the exclusive license agreement for the Manapol[R] trade name will also terminate and the Company will then be able to sell Manapol[R] powder and/or license the trademark to other third parties as well as use Manapol[R] powder in the Company's products. The Company plans to reintroduce its Manapol[R] capsules in April 1997.

   In October 1996, Caraloe made a $200,000 investment in Aloe Commodities International, Inc. ("ACI"). In February, 1997 Caraloe entered into a Supply Agreement with ACI for a term of 10 years (subject to early termination under certain circumstances). The agreement contemplates that ACI will purchase from Caraloe all of certain bulk raw materials that ACI needs for drinks and other consumer products.

   In February 1997, Caraloe entered into a Supply Agreement with Light Resources Unlimited ("LRU"), and effective March 1, 1997, Carrington entered into a related Trademark License Agreement with LRU. The terms of the Supply Agreement and the Trademark License Agreement end on May
   12, 2002 and May 4, 2002, respectively, and the term of each agreement is subject to early termination under certain circumstances. The
   Supply Agreement provides that during the first three months of the term, LRU will purchase from Caraloe quantities of AVMP[R] Powder and/or Manapol[R] Gold[TM] Powder ("Product") to be mutually agreed upon, and beginning May 12, 1997, LRU will purchase from Caraloe annually at least the minimum quantities of Product specified in the agreement.
   The Supply Agreement also contemplates that LRU will be Caraloe's sole distributor of Product to natural health care practitioners in the United States and Canada, subject to Caraloe's right to sell simple purchase bulk Product to natural health care practitioners in quantities exceeding certain specified limits. The Trademark License Agreement grants LRU a non-exclusive license to use the trademarks AVMP[R] Powder and Manapol[R] Gold[TM] Powder in connection with the advertising and sale of Product.

                         Veterinary Medical Division

   The Carrington Veterinary Medical Division ("CVMD") markets Acemannan Immunostimulant, a vaccine adjuvant, and several wound and skin care products to the veterinary market. Acemannan Immunostimulant was conditionally approved by the United States Department of Agriculture ("USDA") in November 1991, for use as an aid in the treatment of canine and feline fibrosarcoma, a form of soft tissue cancer that affects dogs and cats. A conditional approval means that efficacy and potency tests are required, and the product's label must specify that these studies are in progress. The "conditional" aspect of the approval is renewed on an annual basis and will be removed upon completion and acceptance by the USDA of additional potency testing. However, there can be no assurance that these tests will result in the removal of the conditional restriction on the USDA s approval of Acemannan Immunostimulant.

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

   In March 1996, the Company signed an agreement with Farnam Companies, Inc., a leading veterinary marketing company, to promote and sell the CarraVet[R] product line, including Acemannan Immunostimulant. The CarraVet[R] product line currently consist of nine products.


                           Research and Development

                                   General

   In 1984, the Company isolated and identified a polymeric compound with a molecular weight between one and two million Daltons from the Aloe vera plant. This compound has been given the generic name "acemannan" by the United States Adopted Names Council. The Company intends to seek approval of the Food and Drug Administration (the "FDA") and other regulatory agencies to sell products based on a family of complex carbohydrates in the United States and in foreign countries: (i) to treat various forms of cancer; (ii) to treat inflammatory bowel diseases, including ulcerative colitis, a widespread, chronic, inflammatory disease of the colon; (iii) to treat non-healing and other wounds; and (iv) for use as an adjuvant to various vaccines. For a more comprehensive listing of the type, indication and status of products currently under development by the Company, see "Research and Development -- Summary" below. The regulatory approval process, both domestically and internationally, can be protracted and expensive, and there is no assurance that the Company will obtain approval to sell its products for any treatment or use (see "Governmental Regulation" below).

   The Company is marketing or developing several products which in the past were given the general name of acemannan, suggesting the products were identical. This is not correct because there are ten products in development or being marketed that are derived from 3 basic extracts of the Aloe vera plant. The basic freeze-dried Aloe vera extract is reconstituted to produce Manapol[R] and AVMP[R] powders for both food grade and cosmetic grade products. Further refinement produces Bulk Pharmaceutical Mannans ("BAM's") that are used to produce hydrogels;
   the Carrington[TM] Patch, an oral care product; Carra Sorb[T]) M, a freeze-dried wound dressing; adjuvants, ACM I marketed by Solvay, and CARN 500 which is being developed as an adjuvant for various vaccines; and Aliminase[TM] capsules (formerly CARN 1000) which were being developed for the ulcerative colitis program. Finally, Bulk Injectable Mannans ("BIM's") are marketed as Acemannan Immunostimulant (CARN 700), and a product has been developed for the treatment of cancer, CarraVex[TM] injectable (formerly CARN 750).

   The Company expended approximately $5,334,000, $5,370,000, and $5,927,000 on research and development in fiscal 1994, 1995, and 1996, respectively. The Company estimates that in fiscal 1997 it will spend substantially less on research and development than in 1996. Currently, the Company's research staff comprises eight full-time employees as compared to 13 full-time employees at the end of 1995.

                             Preclinical Research

   The Company identified the characteristics of its naturally occurring complex carbohydrates by a series of studies in the Company's laboratories and in several contract laboratories. Based on toxicology tests sponsored by the Company on different animal species with dosages up to 40 times the proposed intravenous human dosage, in vitro and in vivo tests for mutagenicity, dermal sensitization tests, results of a Phase I safety study of an oral product in humans and a Phase I safety study of an intravenously administered preparation in humans, no clinically significant toxicity of the Company s products has been noted. Further safety studies may be required by the FDA prior to the approval of any applications of complex carbohydrates.

   Other preclinical studies conducted in the Company's laboratories and in outside laboratories have shown that certain of the Company's complex carbohydrates stimulate macrophages and other white blood cells to produce cytokines, including interleukin-1, interleukin-6, tumor necrosis factor alpha ("TNFA") and nitric oxide ("NO"), that regulate other cells. Interleukin-1 stimulates fibroblasts, which are essential to wound healing and NO is involved in blood vessel regeneration.
   Tumor necrosis factor alpha acts against tumors in the body. In addition, laboratory experiments conducted by the Company have shown that some Aloe vera components have both pro- and anti-inflammatory actions and some products bind to and extend the life of growth factors.

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

   The Company has conducted or sponsored studies of CARN 500 adjuvants with other vaccines for animals. Based on these studies, the Company, either directly or through third party licensees, intends to pursue development of adjuvants for other animal vaccines. In 1993, a program was begun to develop adjuvants for mammalian vaccines and for vaccines for marine animals under licenses with one European company. There can be no assurance however, that such development will be successful or that the Company will be able to develop, or to enter into any licensing agreements for the development of, any additional adjuvants.

   Evaluation of Anti-Tumor Activity. Acetylated mannans, including CarraVex[TM] injectable (formerly CARN 750), are immunomodulating agents that increase circulating levels of interleukin-1 and tumor necrosis factor alpha. A series of studies conducted at Texas A&M University in 1988 and 1989 on mice with highly malignant tumors indicated that a single intraperitoneal dose caused significant tumor reduction in a statistically significant percentage of mice. This effect in many instances was dramatic, with complete regression of the tumor and with continuing immunity. Recovered animals were resistant to syngeneic tumor reimplantation for up to six months after initial tumor regression.

   In 1991, the USDA granted the Company conditional approval to market an injectable form of a complex carbohydrate as an aid in the treatment of canine and feline fibrosarcoma, a form of soft tissue cancer, under the name Acemannan Immunostimulant. The Company believes, based on discussions with the USDA in 1996, that the USDA's remaining requirements to remove the conditional restriction can be completed in 1997
   (see "Veterinary Medical Division" above). Of course, there can be no assurance as to whether or when the USDA will remove the conditional restriction on its approval of this product.

                                Human Studies

   Evaluation of Aliminase[TM] (formerly CARN 1000) oral capsules in the Treatment of Inflammatory Bowel Diseases. In October 1991, the Company filed an investigational new drug ("IND") application requesting approval to conduct human clinical trials on the efficacy of Aliminase[TM] capsules in the treatment of ulcerative colitis. In November 1991, the Company received notice that the FDA was withholding approval of the study, pending submission of additional information. Additional studies requested by the FDA were completed, and the results were submitted in October 1992. In December 1992, the Company received authorization from the FDA to commence human clinical trials under the IND application. In early 1993, the Company began a pilot safety and efficacy study with oral Aliminase[TM] capsules in the treatment of ulcerative colitis patients who are experiencing an acute flare-up of the disease. This study, completed in May 1994, was conducted by treating 54 patients with 400 or 800 milligram doses twice daily for two or four weeks. After four weeks, the disease activity index and the signs and symptoms of the disease were significantly improved, and the safety of the oral product continued to be confirmed. A large controlled trial of Aliminase[TM] capsules in patients with ulcerative colitis began in September 1995. Over 300 patients were enrolled in four groups comparing a placebo with three doses of Aliminase[TM] capsules (150, 300 and 600 mg dosage levels, administered twice daily for six weeks). Results were assessed in October 1996 and failed to show a therapeutic effect of Aliminase[TM] capsules as compared with the placebo. The program was placed on hold pending an in-depth evaluation of dosage form, timing of dosing, frequency of dosing and route of administration. (See "Management's Discussion and Analysis of
   Financial Condition and Results of Operations -- Liquidity and Capital Resources.")

   Evaluation of CarraVex[TM] injectable (formerly CARN 750) in the Treatment of Solid Tumors in Humans. The Company believes that CarraVex[TM] injecttible may be broadly useful in cancer therapy, with potential application in the treatment of major solid tumors, including melanoma, breast carcinoma, prostate carcinoma, colon carcinoma, hypernephroma and soft tissue sarcoma. The Company initiated a Phase I human clinical trial of CarraVex[TM] injectable in certain solid tumor indications. The trial began in the United States in late 1995. As a result of the success of Acemannan Immunostimulant in treating dogs and cats, the Company has reason to believe that CarraVex[TM] injectable may play a significant role in the treatment of cancer in humans.

   Evaluation of the Carrington[TM] Patch in the Treatment of Aphthous Ulcers. Carrington's efforts to broaden the claims for wound care products containing Carrasyn[R] Hydrogel were expanded to include an application within the oral health care field. Two studies were conducted at Baylor College of Dentistry to examine the efficacy and safety of two formulations of Carrasyn[R] Hydrogel wound dressing in the treatment of oral aphthous ulcers (canker sores). The first study involved Carrasyn[R] Hydrogel wound dressing modified for intraoral use versus a leading product. The second trial involved the modified oral formulation of Carrasyn[R] Hydrogel that had been freeze-dried. This product, the Carrington[TM] Patch, reduced the pain of these ulcers. The Company was given clearance by the FDA to market the freeze-dried formulation for the management of oral aphthous ulcers in 1994. In
   1996, the FDA cleared these additional indications to market: oral wounds, mouth sores, injuries and ulcers of the oral mucosa including traumatic ulcers such as those caused by braces and ill fitting dentures. The product is being marketed as the Carrington[TM] Patch.

   Evaluation of Carrasyn[R] in Wound Healing. In 1993, a study was conducted at M.D. Anderson Cancer Center to determine if Carrasyn[R] Hydrogel was of benefit in treating radiation-induced skin reactions of mice. These studies clearly showed that, when compared to controls, Carrasyn[R] Hydrogel could significantly reduce radiation-induced inflammation and tissue damage in animals. As a result of this work, a small clinical trial was performed in 1994, studying the radiation-sparing effects of Carrasyn[R] Hydrogel wound dressing in four oncology patients. A study conducted at the Diabetic Foot and Wound Center in Denver, Colorado, suggested a higher incidence in wounds healed at sixteen weeks with Carrasyn[R] wound gel as compared to saline gauze. Four new indications (post-surgical incisions, sunburn, diabetic ulcers and radiation dermatitis) for Carrasyn[R] were added in 1995. Further studies may be conducted in 1997.

   Evaluation of RadiaCare[TM] Gel in the Treatment of Radiation Dermatitis. In 1996, a study was begun at the Texas Oncology Center of Dallas to determine if RadiaCare[TM] Gel was of benefit in treating radiation dermatitis in humans. The results of this study should be known in mid-1997.

   Evaluation of Carrasyn[R] Freeze-Dried Gel (Carra Sorb[TM] M) in Wound Healing. Following the submission of a 510(k) pre-market notification for a preservative-free freeze-dried gel for wound care, the FDA cleared Carrington to market CarraSorb[TM] M, and it was launched in early 1996. The Company is performing a case study to support the marketing effort for this product.

   Summary. The following table outlines the status of the products and potential indications of the Company's aloe-based products developed, planned or under development. There is no assurance of successful development, completion or regulatory approval of any product not yet on the market.

                PRODUCTS AND POTENTIAL INDICATIONS DEVELOPED,
                         PLANNED OR UNDER DEVELOPMENT

       PRODUCT OR
   POTENTIAL INDICATION      POTENTIAL MARKET APPLICATIONS          STATUS

   Topical
       Dressings             Pressure and Vascular Ulcers          Marketed
       Cleansers             Wounds
   Marketed
       Antifungal            Candida                               Marketed

   Oral
     Human
       Anti-inflammatory     Ulcerative Colitis                    On hold

   Injectable
     Human
       Anticancer            Melanoma, Breast, Prostate, Colon,    Phase I
                             Hypernephroma, and Soft Tissue        Clinical
                             Sarcoma                               Trial

     Veterinary
       Anticancer            Fibrosarcoma                          Marketed

   Dental
       Pain reduction        Aphthous Ulcers, Oral Wounds          Marketed

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

                         Raw Materials and Processing

   The principal raw material used by the Company in its operations is the leaf of the plant Aloe barbadensis Miller, popularly known as Aloe vera. Through a patented process, the Company produces bulk pharmaceutical and injectable mannans and freeze-dried aloe extract from the central portion of the Aloe vera leaf known as the gel. Bulk pharmaceutical mannan, in the form of a hydrogel, is used as an ingredient in certain of the Company's wound and skin care products. Through additional processing, bulk mannans may be produced in both oral and injectable dosage forms.

   In May 1990, the Company purchased a 405-acre farm in the Guanacaste province of northwest Costa Rica which currently has approximately 210 acres planted with Aloe vera. The Company plans to plant additional acreage as demand for Aloe vera leaves increases. The Company believes that the Costa Rica farm will be capable of providing substantially all of the Aloe vera leaves required to meet the Company's presently anticipated needs (see "Properties --Costa Rica Facility" below).


                                Manufacturing

   Prior to the second quarter of 1995, the Company produced substantially all of its wound and skin care products in a leased facility in Dallas, Texas. During the first quarter of 1994, the Company completed an evaluation of the production requirements that would be needed to meet all federal regulatory requirements as a fully integrated pharmaceutical manufacturer, as well as the production capacity that would be required to meet continued growth in the Company's wound and skin care business. It was decided to move its wound and skin care manufacturing operation to the Company's headquarters facility in Irving, Texas, and expand the facility through higher capacity equipment. The moving, upgrading and expansion of the manufacturing operation began in the fourth quarter of 1994, and the project was completed and production began during the third quarter of 1995. At the same location, the Company has upgraded its capabilities to produce injectable grade pharmaceutical products. The Company believes that the new plant's capacity will provide sufficient capacity for the present line of products, and accommodate new products and sales growth. Final packaging of certain of the Company's wound care products is completed by outside vendors. The Company's calcium alginates, films, foam dressings, gel sheets, tablets, capsules, and freeze-dried products are being provided by third parties.

   All of the Company's bulk pharmaceutical mannans, bulk injectable mannans and freeze-dried Aloe vera extracts are produced in its processing plant in Costa Rica. This facility has the ability to supply the bulk aloe raw materials requirements of the Company's current product lines for the foreseeable future. During the first quarter of 1994, the Company initiated a project in Costa Rica to upgrade the production plant to meet regulatory requirements for the production of bulk pharmaceutical oral and injectable mannans as required for IND's. This project was completed in the fourth quarter of 1994. Finished oral and injectable dosage forms will be produced by outside vendors until in-house production becomes economically justified.

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

   The Company has obtained patents or filed patent applications in the United States and approximately 24 other countries in three series regarding the compositions of acetylated mannan derivatives, the processes by which they are produced and the methods of their use. The first series of patent applications, relating to the compositions of acetylated mannan derivatives and certain basic processes of their production, was filed in a chain of United States patent applications and its counterparts in the other 24 countries. The first United States patent application in this first series, covering the composition claims of acetylated mannan derivatives, matured into United States Patent No. 4,735,935 (the "935 Patent"), which was issued on April 5, 1988. United States Patent No. 4,917,890 (the "890 Patent") issued on April 17, 1990 from a divisional application to the 935 Patent. This divisional application pertains to most of the remaining claims in the original application not covered by the 935 Patent. The 890 Patent generally relates to the basic processes of producing acetylated mannan derivatives, to certain specific examples of such processes and to certain formulations of acetylated mannan derivatives. Two other divisional applications covering the remaining claims not covered by the 890 Patent matured into patents, the first on September 25, 1990, as United States Patent No. 4,959,214, and the second on October 30, 1990, as United States Patent No. 4,966,892. Foreign patents that are counterparts to the foregoing United States patents have been granted in some of the member states of the European Economic Community and several other countries.

   The second series of patent applications related to preferred processes for the production of acetylated mannan derivatives. One of them matured into United States Patent No. 4,851,224, which was issued on July 25, 1989. This patent is the subject of a Patent Cooperation Treaty application and national foreign applications in several countries. An additional United States patent based on the second series was issued on September 18, 1990, as United States Patent
   No. 4,957,907.

   The third series of patent applications, relating to the uses of acetylated mannan derivatives, was filed subsequent to the second series. Three of them matured into United States Patent
   Nos. 5,106,616, issued on April 21, 1992, 5,118,673, issued on June 2,
   1992, and 5,308,838, issued on May 3, 1994. The Company intends to file a number of divisional applications to these patents, each dealing with specific uses of acetylated mannan derivatives. A Patent Cooperation Treaty application based on the parent United States application has been filed designating a number of foreign countries in which the Company has the option to file specific applications.

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

   To the Company's knowledge, acetylated mannan derivatives do not infringe any valid, enforceable, United States patents. A number of patents have been issued to others with respect to various extracts of the Aloe vera plant and their uses and formulations, particularly in respect to skin care and cosmetic uses. While the Company is not aware of any existing patents which conflict with its current and planned business activities, there can be no assurance that holders of such other Aloe vera based patents will not claim that particular formulations and uses of acetylated mannan derivatives in combination with other ingredients or compounds infringe, in some respect, these other patents. In addition, others may have filed patent applications and may have been issued patents relating to products and technologies potentially useful to the Company or necessary to commercialize its products or achieve their business goals. There is no assurance that the Company will be able to obtain licenses of such patents on acceptable terms.

   The Company has given the trade name Carrasyn[R] to certain of its products containing acetylated mannan derivatives. A selected series of domestic and foreign trademark applications exists for the marks Carrisyn[R], Manapol[R] and Carrasyn[R] which are registered in the United States and several foreign countries. Further, the Company has filed applications for the registration of a number of other trademarks, including AVMP[R], both in the United States and in certain foreign countries. The Company believes that its trademarks and trade names are valuable assets.

                                  Employees

   As of March 3, 1997, the Company employed 252 persons, of whom 19 were engaged in the operation and maintenance of its Irving processing plant, 127 were employed at the Company's facility in Costa Rica and the remainder were executive, research, quality assurance, manufacturing, administrative, sales, and clerical personnel. Of the total number of employees, 87 were located in Texas, 127 in Costa Rica and one in Puerto Rico. In addition, 37 sales personnel were located in 21 other states. The Company considers relations with its employees to be good. The employees are not represented by a labor union.

                                  Financing

   In January 1995, the Company entered into a financing arrangement with NationsBank of Texas, N.A. (the Bank ). The agreement was composed of a $2,000,000 line of credit which expired one year from the date of the agreement and a $6,300,000 term loan that was to mature five years from the date of the agreement. The interest rate on both credit facilities was the Company's option of prime plus one-half percent or the London Interbank Offering Rate plus 200 basis points set for a period of thirty, sixty, ninety or one hundred eighty days. The loans were collateralized by the Company's assets and contained certain covenants. As of December 31, 1995, the Company was not in compliance with the term loan s fixed charge ratio covenant. Rather than amend the terms of the term loan agreement, on April 29, 1996, the Company's management elected to pay off the entire term loan balance of $2,977,000 plus $18,000 in accrued interest with available cash to eliminate the interest expense on the term loan. The Company's line of credit expired January 30, 1996. The Company had reached an oral agreement with the Bank for a new line of collateralized credit for approximately

   $1,200,000. However due to fees that were payable for the unused line of credit and the Company's lack of immediate need of cash, management elected to withdraw from discussions with the Bank and allowed the agreement to be tabled until such time as a line of credit is desirable and favorable to the Company.

   ITEM 2.  PROPERTIES.

   The Company believes that all its farming property, manufacturing and laboratory facilities, as described below, and material farm, manufacturing and laboratory equipment are in satisfactory condition and are adequate for the purposes for which they are used.

   Walnut Hill Facility. The Company's corporate headquarters and principal U.S. manufacturing facility occupy all of the 35,000 square foot office and manufacturing building (the "Walnut Hill Facility"), which is situated on an approximately 6.6 acre tract of land located in the Las Colinas area of Irving, Texas. The Company owns the land and the building. During the fourth quarter of 1994, the Company began a project to move its manufacturing operation from a leased facility in Dallas to the unused space in this facility and expand the amount of office space. This project was completed during the third quarter of 1995. The manufacturing operations occupy approximately 19,000 square feet of the facility, and administrative offices occupy approximately 16,000 square feet.

   Laboratory Facility. The Company leases 24,000 square feet of office, manufacturing and laboratory space (the "Laboratory Facility") in Irving, Texas pursuant to a lease that expires in January 2000. The Company's in-house research and development and quality assurance activities are conducted at the Laboratory Facility. The Company also maintains sterile production facilities (which occupy 4,000 square feet of the total space) at the Laboratory Facility for the production of injectable dosage forms of Acemannan Immunostimulant.

   Warehouse and Distribution Facility. In August 1994, the Company leased a 35,050 square foot office and warehouse facility in Irving, Texas near the Walnut Hill Facility, and moved its warehouse and distribution center from a leased facility in Dallas to this location in September 1994. The warehouse and distribution center occupy approximately 27,000 square feet and the remaining space is used for offices. This lease expires in October 2001.

   Costa Rica Facility. The Company owns approximately 405 acres of land in the Guanacaste province of northwest Costa Rica. This land is being used for the farming of Aloe vera plants and for a processing plant to produce bulk pharmaceutical and injectable mannans and freeze-dried Aloe vera extracts used in the Company s operations. Construction of the processing plant was completed during the second quarter of 1993, and the plant became operational in June 1993. The Company believes that the Costa Rica farm will provide substantially all the Aloe vera leaves required to meet the Company's needs. Development of this facility was partially financed with borrowings under a five-year, U.S. dollar-denominated loan from Corporacion Privada de Inversiones de CentroAmerica, S.A., a private bank operating in San Jose, Costa Rica. The loan was paid off in May 1995. During the first quarter of 1994, the Company initiated a project in Costa Rica to upgrade the production plant to meet regulatory requirements for the production of bulk pharmaceutical oral and injectable mannans as required for IND's. This project was completed in the fourth quarter of 1994.

   ITEM 3.  LEGAL PROCEEDINGS.

   On March 2, 1996, Dianna Gold (the "Plaintiff"), a former employee of the Company, filed an action styled Dianna Gold vs. Carrington Laboratories, Inc., and Fireman's Fund Insurance Company with the Workers Compensation Appeals Board for the State of California (Case No. SFO 394660). On March 27, 1996, Plaintiff filed an Application for Discrimination Benefits Pursuant to Labor Code Section 132(a) in that case. The Company is vigorously defending this action.

   On June 26, 1996, Robert W. Brown ("Brown"), a former employee of the Company, filed a lawsuit styled Robert W. Brown vs. Carrington Laboratories, Inc., Cause No. 96-6469-L in the 193rd District Court of Dallas County, Texas, alleging breach of contract, promissory estoppel, fraud, negligent misrepresentation and slander in connection with his employment and the termination of his employment with the Company. Brown sought to recover unspecified common law and statutory damages, punitive damages, interest, attorneys fees and cost of suit.

   On December 6, 1996, the Judge signed an Order of Nonsuit in Cause No. 96-6469-L that dismissed the suit without prejudice to any party and ordered each party to bear its own costs and attorneys fees.

   On November 3, 1996, Brown filed a Charge of Discrimination against the Company with the Equal Employment Opportunity Commission ("EEOC") alleging age discrimination. The Company received a notification of this charge dated February 13, 1997 from the EEOC. To date, the EEOC has not required any action of the Company. The Company intends to vigorously defend this charge.

   On September 13, 1996, Linda M. Miller ("Miller"), a former employee of the Company, filed a lawsuit styled Linda M. Miller vs. Carrington Laboratories, Inc., Cause No. 96-9971 in the 191st District Court of Dallas County, Texas, alleging breach of contract in connection with her employment with the Company. Miller seeks to recover damages in excess of $50,000, exclusive of interest and costs. The Company is vigorously defending this lawsuit.


   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

   The Company did not submit any matter to a vote of security holders during the fourth quarter of the fiscal year covered by this Annual Report.

                                      PART II

   ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
   MATTERS.

   The Common Stock of the Company is traded on the NASDAQ National Market under the symbol "CARN." The following table sets forth the high and low sales prices of the Common Stock for each of the periods indicated.

   Fiscal 1995                   High               Low
   -----------                 -------            -------
   First Quarter               $13 1/8            $11
   Second Quarter               24 1/2             11 1/4
   Third Quarter                40 3/4             25 1/2
   Fourth Quarter               32 1/2             14 3/4

   Fiscal 1996                   High               Low
   -----------                 -------            -------
   First Quarter               $34 1/2            $23 1/2
   Second Quarter               50 7/8             21
   Third Quarter                26 3/4             17 1/2
   Fourth Quarter               23 1/4              6 7/8

   At March 10, 1997, there were 971 holders of record. (including brokerage firms and other nominees)

   The Company has not paid any cash dividends on the Common Stock and presently intends to retain all earnings for use in its operations. Any decision by the Board of Directors of the Company to pay cash dividends in the future will depend upon, among other factors, the Company's earnings, financial condition and capital requirements.

   ITEM 6.   SELECTED CONSOLIDATED FINANCIAL DATA.

   The selected consolidated financial data below should be read in conjunction with the consolidated financial statements of the Company and notes thereto and Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations. The selected consolidated financial information for the five years ended December 31, 1996, is derived from the consolidated financial statements of the Company which have been audited by Arthur Andersen LLP, independent public accountants.

   Years Ended November 30, 1992, 1993, and 1994, and Month Ended December 31, 1994 and
   Years Ended December 31, 1995 and 1996
   (Dollars and numbers of shares in thousands, except per share amounts)

                                                        November 30,                       December 31,
                                                 -----------------------------     ------------------------------
                                                 1992        1993        1994        1994       1995        1996
                                              ---------   ---------   --------     -------    -------      -------
   Operations Statement Information:
      Net Sales                               $ 20,064    $ 21,184    $ 25,430    $  1,781   $ 24,374    $ 21,286
          Cost and expenses:
          Cost of sales                          5,113       5,289       6,415         516      7,944      10,327
          Selling, general and
               administrative                    9,687       9,371      11,968         985     12,442      10,771
          Research and development               4,141       5,397       5,334         327      5,370       5,927
          Cost of uncompleted public
               offering                            400           -           -           -          -           -
          Interest, net                            249         218         133          23        115        (304)
   ----------------------------------------------------------------------------------------------------------------
       Income (loss) before income taxes           474         909       1,580         (70)    (1,497)     (5,435)
               Provision for income taxes          159         104         159           -        131          88
       Net income (loss)                       $   315    $    805    $  1,421    $    (70)  $ (1,628)   $ (5,523)
       Net income (loss) per common
         and common equivalent share:          $   .03    $    .09    $    .18    $   (.01)  $   (.22)   $   (.63)
   -----------------------------------------------------------------------------------------------------------------

       Weighted average shares
          used in per share computations         6,801       7,324       7,341       7,344      7,933       8,798
   -----------------------------------------------------------------------------------------------------------------

   BALANCE SHEET INFORMATION:

       Working capital                        $  5,702    $  5,292    $  4,720    $  4,472   $  9,095    $ 13,910
       Total assets                             15,115      16,305      19,797      18,899     27,934      31,202
       Long-term debt,
          net of current portion                 2,821       2,168       2,035       1,997         88          46

       Total shareholders' investment         $ 10,062    $ 11,041    $ 12,509    $ 12,439   $ 22,399    $ 27,757
    ----------------------------------------------------------------------------------------------------------------

   ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS.

   Background

   The Company is a research-based pharmaceutical and medical device company engaged in the development, manufacturing and marketing of naturally occurring complex carbohydrate and other natural products for therapeutics in the treatment of major illnesses and the dressing and management of wounds and other skin conditions. The Company sells nonprescription products through its wound and skin care division; veterinary medical devices and pharmaceutical products through its veterinary medical division; and consumer products through its consumer products subsidiary, Caraloe, Inc. (see Note 16 for financial information on each of the segments). The Company's research and product portfolio is primarily based on complex carbohydrate technology derived naturally from the Aloe vera plant.

   Liquidity and Capital Resources

   At December 31, 1996 and 1995, the Company held cash and cash equivalents of $11,406,000 and $6,222,000, respectively. The increase in cash of $5,184,000 is attributable to a private placement of preferred stock (see Note Eight to the consolidated financial statements) and the issuance of common stock through the exercise of stock options and warrants (see Note Nine to the consolidated financial statements) that resulted in an additional $10,883,000 cash. This increase in cash was partially offset by the retirement of all bank debt and the purchase of a $1,500,000 certificate of deposit ("CD") (see Note Four to the consolidated financial statements) as well as increased research and development expenditures. In March 1997, the Company repurchased 50% of the outstanding preferred stock for cash (see Note Eighteen to the consolidated financial statements).

   Although wound care sales for 1996 were lower than projected, the Company was able to effectively manage and reduce inventory levels throughout 1996. The Company regularly evaluates its inventory levels and adjusts production at both its Costa Rica plant, where the bulk freeze-dried Aloe extracts are manufactured, and at its U.S. plant to meet anticipated demand. As a result of these evaluations, inventory reduction programs were initiated in the latter part of 1995 and early 1996. These programs included reduced production at the Company's manufacturing facility in Irving, Texas, as well as the Costa Rica facility. As a result of these programs, inventory levels were reduced by $1,481,000 during 1996, including a $630,000 reduction in the production cost of Aloe vera derived products as described below. As a result of the decreased production levels, the Company expensed $1,396,000 of unabsorbed overhead as cost of goods sold in 1996.
   The production capacity of the Costa Rica plant is larger than the Company's current usage level. The Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121"), in the first quarter of 1996. SFAS 121 requires that long-lived assets held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be recoverable. At the time of adoption, there was no impairment of asset value in Costa Rica based on historical production levels and future capacity requirements needed to produce the Company's drug Aliminase[TM], then under initial phase III clinical trials (see discussion below). In late October 1996, the Company received the results of the initial phase III clinical trial for the testing of Aliminase[TM] oral capsules, which indicated no statistically significant differences that would support a conclusion that Aliminase[TM] oral capsules provides a therapeutic effect in the treatment of ulcerative colitis. As a result, the Company terminated the second large scale clinical trial and placed further testing of Aliminase[TM] oral capsules on hold. These results triggered a new assessment of the recoverability of the costs of the Costa Rica plant's assets using the methodology provided by SFAS 121 in the fourth quarter of 1996. The net book value of the Costa Rica Plant assets as of December 31, 1996, was $3,958,000. The Company evaluated the value of Costa Rica produced components in its current product mix to determine the amount of net revenues, excluding Manapol[R] powder sales to Mannatech (see discussion of Caraloe sales to Mannatech below), attributable to the Costa Rica plant. Cash inflows for 1997 and future years were estimated using management's current forecast and business plan. All direct costs of the facility, including certain allocations of Company overhead, were considered in the evaluation of cash outflows. Results indicate there is no impairment of value under SFAS
   121. However, there is no assurance that future changes in product mix or the content of Costa Rica produced components in the current products will generate sufficient revenues to recover the costs of the plant under SFAS 121 methodology.

   As of March 14, 1997, the Company had no material capital commitments other than its leases and agreements with suppliers. In January 1995, the Company entered into an agreement with NationsBank of Texas, N.A. (the "Bank") for a $2,000,000 line of credit and a $6,300,000 term loan. Proceeds from the term loan were used to fund planned capital expenditures, a letter of credit required by a supplier, as discussed below, and planned research projects. The line of credit was to be used for operating needs, as required. As of December 31, 1995, the Company was not in compliance with the term loan's fixed charge ratio covenant. Rather than amend the terms of the term loan, on April 29, 1996, the Company's management elected to pay off the entire term loan balance of $2,977,000 plus $18,000 in accrued interest with available cash to eliminate the interest expense on the term loan. All assets previously collateralizing the term loan were released by the Bank. The Company pledged a $1,500,000 CD to secure the letter of credit as described below.

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

   The line of credit agreement expired January 30, 1996. The Company had reached an oral agreement with the Bank for a new line of collateralized credit for approximately $1,200,000. However, due to fees that were payable for the unused line of credit and the Company's lack of immediate need of cash, management elected to withdraw from discussions with the Bank and allowed the agreement to be tabled until such time as a line of credit is desirable and favorable to the Company.

   In February 1995, the Company entered into a supply agreement with its supplier of freeze-dried products. The agreement required that the Company establish a $1,500,000 letter of credit. The term loan with NationsBank was initially used to fund this letter of credit. The funding of the letter of credit reduced the amount that the Company could borrow under the term loan but did not increase the Company's debt unless the letter of credit was utilized by the supplier. As of March 14, 1997, the supplier had not made a presentation for payment under the letter of credit. In April 1996, and in conjunction with the Company's settlement of the term loan, the Bank agreed to reduce the fees on the letter of credit by one percentage point in consideration of the Company's agreement to purchase and assign to the Bank a CD in an amount equal to the letter of credit. The Company will maintain the CD until such time as the letter of credit expires or is otherwise released. The contract also requires the Company to accept minimum monthly shipments of $30,000 and to purchase a minimum of $2,500,000 worth of product over a period of five years. At the request of the supplier, the minimum purchase requirements were waived for the three month period ending December 31, 1996. The supplier currently produces the CarraSorb[TM] M Freeze Dried Gel and the Carrington[TM] (Aphthous Ulcer) Patch for the Company. Both of these products represent new technology and are still in the product acceptance and launch phase. The Company had approximately $325,000 and $370,000 of CarraSorb[TM] M and Carrington[TM] (Aphthous Ulcer) Patch inventory on hand as of December 31, 1996 and March 11, 1997, respectively. Current sales of both items are lower than the minimum purchase requirement, but the Company believes that as licensing, acceptance and demand for the new technology increases, demand will exceed the minimum purchase requirement. As of March 11, 1997, the Company has purchased products totaling approximately $281,000 from this supplier. The Company is in full compliance with the agreement and, as of March 14, 1997, has the available resources to meet all future minimum purchase requirements.

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

   The Company began a large scale clinical trial during the third quarter of 1995 for the testing of its Aliminase[TM] oral capsules for the treatment of acute flare-ups of ulcerative colitis. The cost of this clinical trial was approximately $2,300,000. All expenses related to this trial have been recognized and paid. In the third quarter of 1996, the Company began a second large scale clinical trial for the testing of Aliminase[TM] oral capsules for the treatment of ulcerative colitis. The cost of this trial was expected to be approximately $2,500,000, of which approximately $212,000 was required as an initial payment when the research contract was signed on September 19, 1996. The full amount of the initial payment was expensed in the third quarter. In late October 1996, the Company received the results of the initial phase III clinical trial for the testing of Aliminase[TM] oral capsules, which indicated that no statistically significant differences were found to support a therapeutic effect. As a result, the Company terminated the second large scale clinical trial and placed further testing of Aliminase[TM] oral capsules on hold. Approximately $150,000 in cancellation fees was recorded in relation to this termination. No significant additional expenses related to phase III trials of Aliminase[TM] oral capsules are anticipated as of March 14, 1997.

   In late 1995, the Company began an initial Phase I study using CarraVex[TM] injectable (formerly CARN 750) in cancer patients involving six cancer types. The estimated cost of this study is $475,000, of which, approximately $201,000 had been expensed as of December 31, 1996. An additional $95,000 has been expensed in the first quarter of 1997.

   Also in late 1995, the Company initiated an ongoing program to reduce expenses and the cost of manufacturing, thereby increasing the gross margin on existing sales. This program included a restructuring of the work force in Costa Rica as well as a change in the manufacturing process for Aloe vera based raw materials. Product costs have been decreased through changes in product packaging and other costs have been reduced through competitive bidding. Where appropriate, the Company now complies with lower USDA or food grade requirements instead of more stringent FDA requirements. The Company has restructured the sales force to position it for growth and is refocusing the sales effort to increase market share in the alternative care markets. As part of this restructuring, the Company eliminated six sales positions, including representatives in five sales territories. The Company replaced three of these positions with commission based independent manufacturer's representatives. Two of the positions were integrated into existing sales territories. And finally, sales representatives in territories that were contributing a low return are now compensated under a compensation plan that emphasizes increased sales. This compensation plan rewards the employee by paying a commission on every sales dollar. To offset the higher commissions, the employees have a significantly lower base salary and are responsible for covering their own travel and entertainment expenses. This program will continue into the foreseeable future and will continually challenge the costs of doing business and where possible, further reduce the cost of operations.

   In October 1996, the Company completed a $6,600,000 financing involving the private placement of Series E Convertible Preferred Stock (the "Series E Shares". At that time, plans called for much of the proceeds from this sale to be used to continue Carrington's clinical research programs (see Footnote Eight to the consolidated financial statements). On October 31, 1996, the Company announced the results of the first Phase III trial of Aliminase[TM] oral capsules. Due to the unfavorable results of the first Phase III trial, the Aliminase[TM] project was placed on hold. Additionally, the Company's management canceled the second Phase III clinical trial then under contract. This event resulted in significant changes in the Company's planned uses of and need for these funds.

   In addition to the change in the Company's needs, the decline in the market price of the Company's Common Stock has increased the extent of the dilution that would have occurred if all of the Series E Shares then outstanding were converted into Common Stock. For these and other reasons, the Company's Board of Directors concluded that it was in the best interest of the Company and its shareholders that the Company use a portion of its existing funds to repurchase 50% of the Series E Shares (see Note Eighteen to the consolidated financial statements). On
   March 4, 1997, the Company completed a repurchase of 50% of the above Series E Shares.

   The Company believes that its available cash resources, after the above described repurchase of the Series E Shares, and expected cash flows from operations, will provide the funds necessary to finance its current operations. However, the Company does not expect that its current cash resources will be sufficient to finance the major clinical studies and costs of filing new drug applications necessary to develop its products to their full commercial potential. Additional funds, therefore, may have to be raised through equity offerings, borrowings, licensing arrangements or other means, and there is no assurance that the Company will be able to obtain such funds on satisfactory terms when they are needed.

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

   Fiscal 1996 Compared to Fiscal 1995

   Net sales were $21,286,000 in 1996, compared with $24,374,000 in 1995.
   This decrease of $3,088,000, or 12.6%, resulted from a decrease of $3,845,000 in sales of the Company's wound and skin care products from $21,147,000 to $17,302,000, or 18.2%. New products introduced in late January accounted for $1,182,000 in wound and skin care sales during 1996. The decrease in wound and skin care sales was partially offset by a $787,000, or 27.1%, increase in sales of Caraloe, Inc., the Company's consumer products subsidiary.

   In the past, the Company's wound and skin care products have been marketed primarily to hospitals and select acute care providers. This market has become increasingly competitive as a result of pressures to control health care costs. Hospitals and distributors have reduced their inventory levels and the number of suppliers used. Also, health care providers have formed group purchasing consortiums to leverage their buying power. This environment required the Company to offer greater discounts and allowances to maintain customer accounts. Additionally, in the fourth quarter of 1995, the Medicare/ Medicaid reimbursement rate for hydrogels was significantly reduced (from 1 ounce per day to 3 ounces per month). This change significantly reduced the demand for hydrogels in the market place. In February 1996, the Company revised its price list to more accurately reflect current market conditions. Overall wound and skin care prices were lowered by a weighted average of 19.1%. With the February price reduction, the Company expected, and began to realize, a decrease in the amount of discounts required. In addition to these cost pressures, over the last several years the average hospital stay has decreased over 50%, resulting in more patients being treated at alternative care facilities and at home by home health care providers. This also had a negative impact on sales since the Company's sales force had been primarily focused on the hospital market. To counter the market changes, the sales force is now also aggressively pursuing the alternative and home health care markets.

   To continue to grow its wound care business, the Company realized that it had to expand from the estimated $38 million hydrogel market in which it competed to a much larger segment of the estimated billion dollar wound care market. To achieve this objective, an aggressive program of new product development and licensing was undertaken in 1995 with the goal of creating a complete line of wound care products to address all stages of wound management. As a result of this program, the Company launched three new wound care product types in late January 1996. The Company expects to launch additional products in 1997.

   Caraloe's sales increased from $2,907,000 to $3,694,000, or 27.1%. Caraloe sales to Mannatech increased from $2,488,000 to $3,273,000. Of the 1996 sales, $3,213,000 was related to the sale of bulk Manapol[R] powder. Pursuant to the Supply Agreement, Mannatech is currently required to purchase a minimum of 225 kilograms of Manapol[R] powder per month at a purchase price of $1,200 per kilogram. The Supply Agreement provides for an increase in Mannatech's minimum purchase requirement commencing in April 1997, but it also provides for renegotiation by the parties by March 15, 1997 of the purchase price to be paid by Mannatech for Manapol[R] powder. The Company has been informed by Mannatech that the supply agreement will not be renewed. Mannatech has indicated it will honor the minimum purchase requirements through March 31, 1997, the termination date.  As the Supply Agreement between Mannatech and the Company will not be renewed, the exclusive license agreement for
   the Manapol[R] trade mark will also terminate on March 31, 1997.   The
   Company will then be able to sell Manapol[R] powder or license the trade mark to other third parties as well as use it in the Company's products. Mannatech may continue to purchase Manapol[R] powder on an as-needed basis. The termination of the Supply Agreement could have a material effect on the Company s results of operations.

   Sales of the Company's veterinary products decreased from $320,000 to $290,000. In March 1996, the Company entered into an agreement with Farnam Companies, Inc., a leading marketer of veterinary products, to promote and sell the Company s veterinary line on a broader scale. In 1997, the Company will begin to private label the veterinary line under the Farnam name. Farnam has increased its sales force to improve the market share of the private labeled products.

   Cost of sales increased from $7,944,000 to $10,327,000, or 30.0%. As a percentage of sales, cost of sales increased from 32.2% to 42.0% after adjusting for a $630,000 inventory valuation decrease on June 30, 1996, as described below, and period costs of $104,000 and $766,000 in 1995 and 1996, respectively. The period costs are related to the annual shutdown of the facility in Costa Rica for routine maintenance and inventory reduction programs. The increase in cost of goods sold is largely attributable to the increased sales of bulk Manapol[R] powder, which had a substantially lower profit margin in the first quarter of 1996 as compared to 1995, as a result of decreased production levels in the first quarter of 1996, and as compared to the margins on the Company's wound and skin care products, and the overall 19.1% price decrease which occurred in February of 1996. Additionally, all of the new products introduced in the first half of 1996 are manufactured for the Company by third-party manufacturers and have a lower profit margin than the products manufactured by the Company.

   As a result of the implementation of programs to reduce operating and production costs, several changes were implemented at the Company's
   Costa Rica production facility in early 1996. This facility produces all of the Company's freeze dried Aloe vera raw materials. Among these changes was a restructuring of the work force as well as improvements in efficiencies in the manufacturing process. The implementation of these changes significantly reduced the cost of Costa Rica production in the second quarter of 1996. As a result of these reductions in cost, the actual cost of production under FIFO as of June 30, 1996, was approximately 18% lower than the Company's standard cost, which was equal to the FIFO cost of production at December 31, 1995 and March 31, 1996. The Company determined that the standard cost should be reset to the then current actual cost of production. This reduction in standard FIFO cost decreased inventory valuation by $630,000. This amount represents the change in the accumulated value of all items in inventory as of June 30, 1996 that were produced in Costa Rica as well as those finished goods that contain component items produced in Costa Rica. This decrease in inventory value was expensed in the second quarter as a period cost and is included in cost of sales.

   To accelerate new product development and reduce overhead, the Company was restructured in 1995. The restructuring included the lay-off of seventeen high level and under-utilized positions in administration, marketing, and research and development, for a net reduction in salaries and benefits of approximately $120,000 per month. Approximately $15,000 of these savings were offset with the hiring of Kirk Meares, Vice President of Sales and Marketing, in the second quarter of 1996. Also, the Company relocated its manufacturing operations to its current facility on Walnut Hill in Irving, Texas, and immediately realized a reduction in overhead and production costs as the new facility is more efficient than the prior location. As the Walnut Hill facility is owned by the Company, rent and other facility expenses related to the former production facility of approximately $25,000 per month were eliminated. Each of these items is expected to reduce future expenses and improve cash flow results. As a result of the restructuring, approximately $1,400,000 of one-time charges were taken during 1995. Of these charges, approximately $147,000 of severance compensation was paid in the first two quarters of 1996. Of this amount, $75,000 was a final payment to a single former high ranking research and development employee. This negotiated payment relieved the Company of $128,000 in future severance compensation liability to this employee. As of June 30, 1996, all liabilities resulting from the restructuring were paid in full or otherwise relieved.

   Selling, general and administrative ("SG&A") expenses decreased to $10,771,000 from $12,442,000, or 13.4%. This decrease was attributable in part to approximately $900,000 in one-time charges in the first nine months of 1995. These one-time charges were related to severance agreements, legal expenses and settlements and debt refinancing costs. This was partially offset as the Company incurred approximately $150,000 in additional costs related to the launch of three new product types and a one-time write-off of approximately $92,000 of bank and legal charges related to the early retirement of all bank debt in 1996. Also contributing to the reduced SG&A expenses were the benefits received from the cost reduction programs put in place earlier in the year as well as savings generated from the restructuring of the sales force.

   Research and development ("R&D") expenses increased to $5,927,000 from $5,370,000, or 10.4%. This increase was the result of beginning the initial large scale phase III clinical trial for the testing of Aliminase[TM] oral capsules for the treatment of acute flare-ups of ulcerative colitis during the third quarter of 1995. This study was substantially completed in the third quarter of 1996. In September of 1996, the Company initiated the second pivotal phase III testing of Aliminase[TM] oral capsules. The initial payment of approximately $212,000 was expensed in the third quarter. In late October 1996, the Company received the results of the initial phase III clinical trial for the testing of Aliminase[TM] oral capsules, which indicated that no statistically significant differences were found to support a therapeutic effect. As a result, the Company terminated the second large scale clinical trial and placed further testing of the Aliminase[TM] oral formulation on hold. Approximately $150,000 in cancellation fees was recorded in the third quarter of 1996. Additional R&D costs related to the ongoing cancer research contributed to the increase in R&D during 1996 as well. These costs were partially offset by a reduction of internal salaries and other operating expenses.

   Net interest income of $304,000 was realized in 1996, versus net interest costs of $115,000 in 1995, due to having more excess cash to invest as well as the retirement of all bank debt in April 1996.

   Net loss for 1996 was $5,523,000, versus a net loss of $1,628,000 for 1995. This change is a result of a changing product mix, more products manufactured by third parties, decreased sales which resulted from a change in the Medicare reimbursement rates, and increased research and development expenditures related to the Phase III ulcerative colitis study and the ongoing Phase I cancer study. Loss per share was $.63 in 1996, compared to a loss per share of $.22 in 1995.


   Fiscal 1995 Compared to Fiscal 1994

   Net sales decreased from $25,430,000 to $24,374,000, or 4%. The decrease of $1,056,000 resulted from a $2,557,000, or 11%, decrease in sales of the Company's wound and skin care products. Sales of these products decreased from $23,665,000 to $21,147,000. Fourth quarter sales of the wound and skin care products decreased from $5,900,000 to $4,348,000, or 26%. The Company's wound and skin care products have been marketed primarily to hospitals and select acute care providers. This market has become increasingly competitive as a result of pressures to control health care costs. Hospitals and distributors have reduced their inventory levels and the number of suppliers used. Also, health care providers have formed group purchasing consortiums to leverage their buying power. This environment required the Company to offer greater discounts and allowances during 1995 to maintain customer accounts. Discounts and allowances increased from $1,267,000 to $3,063,000. They averaged 6.2% of gross wound care sales in the fiscal fourth quarter of 1994, compared with an 18.3% average during the fourth quarter of 1995. In February 1996, the Company revised its price list to more accurately reflect current market conditions. Overall wound care prices were lowered by an average of 19%. In addition to these cost pressures, over the last several years the average hospital stay has decreased over 50%, resulting in more patients being treated at alternative care facilities and at home by home health care providers. This also had a negative impact on sales since the Company's sales force had been primarily focused on the hospital market. To counter the market changes, the sales force is now also aggressively pursuing the alternative and home health care markets.

   The decrease in the Company's wound and skin care products was partially offset by an increase in sales of Caraloe, Inc., the Company's consumer products subsidiary. Caraloe's sales increased from $1,361,000 to $2,907,000, or 114%. Of this, $1,513,000 is related to the sale of bulk Manapol[R] powder to one customer, Mannatech. Sales of bulk Manapol[R] powder to Mannatech increased from $934,000 to $2,447,000. Sales of the Company's veterinary products decreased from $404,000 to $320,000. In March 1996, the Company entered into an agreement with Farnam Companies, Inc., a leading marketer of veterinary products, to promote and sell its veterinary line on a broader scale.

   Cost of sales increased from $6,415,000 to $7,944,000, or 23.8%. As a percentage of sales, cost of sales increased from 25.2% to 32.6%. This increase was attributable in part to the increased sales of bulk Manapol[R] powder, which has a substantially lower profit margin, 33%, as compared to the Company's wound and skin care products. In January

   1996, the profit margin on Manapol[R] powder was reduced to 8% as a result of current production levels and costs at the Company's Costa
   Rica facility.   Also, the increasing discounts, as discussed earlier,
   resulted in the Company's wound and skin care product costs increasing by approximately 4% as a percentage of sales.

   To accelerate new product development and reduce overhead, the Company was restructured in 1995. The restructuring included the lay-off of seventeen high level and under-utilized positions in administration, marketing, and research and development for a net reduction in salaries and benefits of approximately $120,000 per month. Also, the Company relocated its manufacturing operations to its current facility on Walnut Hill in Irving, Texas, and immediately realized a reduction in overhead and production costs as the new facility is more efficient than the prior location. As the Walnut Hill facility is owned by the Company, rent and other facility expenses related to the former production facility of approximately $25,000 per month were eliminated. Each of these items is expected to reduce future expenses and improve cash flow results. As a result of the restructuring, approximately $1,400,000 of one-time charges were taken during 1995. Of these charges, only $275,000 remained unpaid as of December 31, 1995.

   Of the above charges, approximately $700,000 were selling, general and administrative expenses, $500,000 related to severance agreements, $130,000 was due to increased legal fees and a $70,000 write off of unamortized legal and banking costs that resulted when the Company refinanced its long-term debt in 1993. Approximately, $90,000 of costs were incurred in 1995 to complete the refinancing. These costs were included in other long-term assets and were amortized over the term of the loan. As a result, selling, general and administrative expenses increased from $11,968,000 to $12,442,000, or 4%.

   Research and development expenses increased from $5,334,000 to $5,370,000, or 1%. During the first half of 1995, $564,000 of cost associated with severance agreements resulting from the above described restructuring was charged to research and development. These charges will reduce internal salaries on an ongoing basis. However, this reduction was offset in 1995 by beginning the large scale clinical trial for the testing of Aliminase[TM] (formerly CARN 1000) oral capsules for the treatment of acute flare-ups of ulcerative colitis during the third quarter of 1995.

   Interest expense increased from $171,000 to $251,000, or 47%, due to increased borrowings during the first four months of 1995. Interest income increased from $38,000 to $136,000, or 258%, due to having more excess cash to invest.

   The net loss for 1995 was $1,628,000, compared with net income of $1,421,000 for 1994. This change is a result of a changing product mix, increased discounts and one-time charges related to restructuring. Losses per share were $.22 in 1995, compared to earnings per share of $.18 in 1994.

   All statements other than statements of historical fact contained in this report, including but not limited to statements in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" (and similar statements contained in the Notes to Consolidated Financial Statements) concerning the Company's financial position, liquidity, capital resources and results of operations, its prospects for the future and other matters, are forward-looking statements. Forward-looking statements in this report generally include or are accompanied by words such as anticipate, believe, estimate, expect, intend or words of similar import.
   Such forward-looking statements include, but are not limited to, statements regarding the Company's plan or ability to recover the cost of the Costa Rica plant, to absorb the plant s operating cost, to achieve growth in demand for, or sales of, products, to reduce expenses and manufacturing costs and increase gross margin on existing sales, to use the proceeds from its sale of Series E Convertible Preferred Stock to continue its clinical research programs, to file a registration statement and have it declared effective within the time required by its agreements with the holders of its Series E Convertible Preferred Stock, to vigorously defend the legal proceedings described in this report, to maintain the CD that secures its outstanding letter of credit, to obtain financing when it is needed, to increase the Company's market share in the alternative and home health care markets, to improve its revenues and fund its operations from such revenues and other available cash resources, to enter into licensing agreements, to develop and market new products and increase sales of existing products, to obtain government approval to market new products, to expand its business into a larger segment of the market for wound care products and increase its market share in the alternative care markets, to promote and sell its veterinary products on a broader scale, and various other matters.

   Although the Company believes that the expectations reflected in its forward-looking statements are reasonable, no assurance can be given that such expectations will prove correct. Factors that could cause the Company's results to differ materially from the results discussed in such forward-looking statements include but are not limited to the possibilities that the Company may be unable to obtain the funds needed to carry out large scale clinical trials and other research and development projects, that the results of the Company's clinical trials may not be sufficiently positive to warrant continued development and marketing of the products tested, that new products may not receive required approvals by the appropriate government agencies or may not meet with adequate customer acceptance, that the Company may not be able to obtain financing when needed, that the Company may not be able to obtain appropriate licensing agreements for products that it wishes to market or products that it needs assistance in developing, that demand for the Company's products may not be sufficient to enable it to recover the cost of the Costa Rica plant or to absorb all of that plant's operating costs, and that the Company's efforts to improve its sales and reduce its costs may not be sufficient to enable it to fund its operating costs from revenues and available cash resources.

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

   ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

   Effective March 10, 1997, the Company appointed the accounting firm of Ernst & Young LLP as the Company's independent public accountants for fiscal 1997 to replace Arthur Andersen LLP effective with such appointment. The Company's Board of Directors approved the selection of Ernst & Young LLP as independent public accountants upon the recommendation of the Board s Audit Committee.

   During the two most recent fiscal years, there have been no disagreements with Arthur Andersen LLP on any matter of accounting principle or practice, financial statement disclosure or auditing scope or procedures or any reportable events. Arthur Andersen LLP's report on the financial statements for the past two years contained no adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles.

   The Company has provided Arthur Andersen LLP with a copy of this disclosure and has requested that Arthur Andersen LLP furnish it with a letter addressed to the Securities and Exchange Commission (the "Commission") stating whether it agrees with the above statements. (A copy of Arthur Andersen LLP's letter to the Commission, dated March
   19 1997, is filed as Exhibit 16.1 to this report.)


                                      PART III

   ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

   The information required by Item 10 of Form 10-K is hereby incorporated by reference from the information appearing under the captions "Election of Directors", "Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive Proxy Statement relating to its 1997 annual meeting of shareholders, which will be filed pursuant to Regulation 14A within 120 days after the Company's fiscal year ended December 31, 1996.


   ITEM 11.   EXECUTIVE COMPENSATION.

   The information required by Item 11 of Form 10-K is hereby incorporated by reference from the information appearing under the caption "Executive Compensation" in the Company's definitive Proxy Statement relating to its 1997 annual meeting of shareholders, which will be filed pursuant to Regulation 14A within 120 days after the Company's fiscal year ended December 31, 1996.


   ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
   MANAGEMENT.

   The information required by Item 12 of Form 10-K is hereby incorporated by reference from the information appearing under the captions "Security Ownership of Management" and "Principal Shareholders" in the Company's definitive Proxy Statement relating to its 1997 annual meeting of shareholders, which will be filed pursuant to Regulation 14A within 120 days after the Company's fiscal year ended December 31, 1996.

   ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

   The information required by Item 13 of Form 10-K is hereby incorporated by reference from the information appearing under the caption "Certain Transactions" in the Company's definitive Proxy Statement relating to its 1997 annual meeting of shareholders, which will be filed pursuant to Regulation 14A within 120 days after the Company's fiscal year ended December 31, 1996.


                                      PART IV

   ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
              8-K.

   (a)(1) Financial Statements.

      Reference is made to the index on page F-1 for a list of all financial statements filed as a part of this Annual Report.

      (2) Financial Statement Schedules.

      Reference is made to the index on page F-1 for a list of all financial statement schedules filed as a part of this Annual Report.

      (3) Exhibits.

      Reference is made to the Index to Exhibits on pages E-1 through E-10 for a list of all exhibits filed as a part of this Annual Report.

   (b) Reports on Form 8-K.

      During the last quarter of 1996, the Company filed a Form 8- K Current Report dated October 21, 1996 with the Securities and Exchange Commission describing the Comapny's private placement of 660 shares of Series E Convertible Preferred Stock. See Notes Seven and Seventeen to the consolidated financial statements for a description of that private placement and subsequent repurchase by the Company of 330 of such shares.

                           CARRINGTON LABORATORIES, INC.
                     INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                         AND FINANCIAL STATEMENT SCHEDULES

   Consolidated Financial Statements of the Company:

     Consolidated Balance Sheets --
       December 31, 1995 and 1996                                      F - 2

     Consolidated Statements of Operations -- year ended
       November 30, 1994, month ended December 31, 1994
       and years ended December 31, 1995 and 1996                      F - 3

     Consolidated Statements of Shareholders' Investment --
       year ended November 30 1994, month ended December 31, 1994
       and years ended December 31, 1995 and 1996                      F - 4

     Consolidated Statements of Cash Flows -- year ended
       November 30, 1994, month ended December 31, 1994
       and years ended December 31, 1995 and 1996                      F - 5

     Notes to Consolidated Financial Statements                        F - 6

     Report of Independent Public Accountants                         F - 28

   Consolidated Balance Sheets
   (Dollar amounts in thousands, except share amounts)

                                                               December 31,    December 31,
                As of                                              1995            1996
                                                               ------------    ------------
   ASSETS
   Current assets:
     Cash and cash equivalents                                   $ 6,222         $11,406
     Accounts receivable, net of
       allowance for doubtful accounts of
       $227 and $213 as of December 31,
       1995 and 1996, respectively                                 2,227           1,912
     Inventories                                                   5,235           3,623
     Prepaid expenses                                                858             368
                                                                ---------         -------
   Total current assets                                           14,542          17,309

     Property, plant and equipment, at cost                       18,933          18,851
     Less: Accumulated depreciation                               (6,222)         (7,173)
                                                                ---------         -------
                                                                  12,711          11,678
     Other assets                                                    681           2,215
                                                                ---------        --------
   Total assets                                                  $27,934         $31,202
                                                                =========        ========
   LIABILITIES AND SHAREHOLDERS' INVESTMENT
   LIABILITIES:
     Current portion of long-term debt                           $ 3,026         $    29
     Accounts payable                                                590           1,621
     Accrued liabilities                                           1,831           1,749
     Short-term borrowings                                            -               -
                                                                 --------        --------
   Total current liabilities                                       5,447           3,399

     Long-term debt,
      net of current portion                                          88              46

   SHAREHOLDERS' INVESTMENT:
    Preferred stock, 1,000,000 shares
     authorized (all series)
     Series C, $100 par value,
     11,840, and 0 shares issued
     December 31, 1995 and
     1996, respectively                                            1,167             -
    Series E Convertible, $100 par value
     and 660 issued at December 31, 1996                             -                66

    Common stock, $.01 par value,
     30,000,000 shares authorized,
     8,378,999, and 8,869,819
     shares issued and outstanding at
     December 31, 1995 and 1996,
     respectively                                                     84              89
    Capital in excess of par value                                44,666          56,680
    Deficit                                                      (23,344)        (28,904)
    Foreign currency translation adjustment                         (174)           (174)
                                                                 --------       ---------
   Total shareholders' investment                                 22,399          27,757
                                                                 --------       ---------
   Total liabilities and
   shareholders' investment                                      $27,934         $31,202
                                                                 =======        =========

   [FN]
   The accompanying notes are an integral part of these balance sheets.

   Consolidated Statements of Operations For the Year Ended November 30, 1994,
   the Month Ended December 31, 1994 and the Years Ended December 31, 1995 and 1996
   (Dollar amounts in thousands, except per share amounts)

                                              November 30,               December 31,
                                              ------------      --------------------------------
                                                 1994           1994         1995         1996
                                                ------        -------       -------      -------
   Net sales                                    $25,430        $1,781       $24,374      $21,286
   Cost and expenses:
     Cost of sales                                6,415           516         7,944       10,327
     Selling, general and
       administrative                            11,968           985        12,442       10,771
     Research and development                     5,334           327         5,370        5,927
     Interest expense                               171            23           251           88
     Interest income                                (38)          -            (136)        (392)
     Income (loss) before
       income taxes                               1,580           (70)       (1,497)      (5,435)
     Provision for
       income taxes                                 159           -             131           88
                                                -------        -------      --------     --------
     Net income (loss)                          $ 1,421        $  (70)      $(1,628)     $(5,523)
                                                =======        =======      ========     ========

     Weighted average
       shares outstanding                         7,341         7,344         7,933        8,798

     Net income (loss) per common
       and common equivalent share:             $   .18        $ (.01)      $  (.22)     $  (.63)
                                                ========       =======      ========     ========

   [FN]
   The accompanying notes are an integral part of these statements.

   Consolidated Statements of Shareholders' Investment
   For the Year Ended November 30, 1994, the Month
   Ended December 31, 1994, and the Years Ended
   December 31, 1995 and 1996
   (Dollar amounts and share amounts in thousands)

                                                                                  Foreign
                                                          Capital in              Currency
                            Preferred        Common       Excess of               Translation
                              Stock          Stock        Par Value     Deficit   Adjustment
                         Shares  Amount  Shares  Amount
                         ------  ------  ------  ------   ----------    --------  -----------
   ------------------------------------------------------------------------------------------
   Balance,
    November 30, 1993       10    $928    7,336  $   74    $33,016     $(22,802)     $(174)
   ------------------------------------------------------------------------------------------
   Issuance of
    common stock upon
    exercise of stock
    options and warrants     -     -          8     -           59          -          -
   Dividends on
    Preferred stock          1     113      -       -          -           (125)       -
   Net income                -     -        -       -          -          1,421        -
   ------------------------------------------------------------------------------------------
   Balance,
    November 30, 1994       11  $1,041    7,344  $   74    $33,075     $(21,506)     $(174)
   ------------------------------------------------------------------------------------------
   Net loss                  -     -        -       -          -            (70)       -
   ------------------------------------------------------------------------------------------
   Balance,
    December 31, 1994       11  $1,041    7,344  $   74    $33,075     $(21,576)     $(174)
   ------------------------------------------------------------------------------------------
   Sales of common stock
    at $10 per share,
    net of issuance
    costs of $41,000         -     -        300       3      2,956          -          -
   Issuance of common
    stock upon exercise
    of stock options
    and warrants             -     -        711       7      8,426          -          -
   Issuance of common
    stock for management
    and directors
    compensation             -     -         24     -          209          -          -
   Dividends on
    preferred stock          1     126      -       -          -           (140)       -
   Net loss                  -     -        -       -          -         (1,628)       -
   -----------------------------------------------------------------------------------------
   Balance,
    December 31, 1995       12  $1,167    8,379  $   84    $44,666     $(23,344)     $(174)
   -----------------------------------------------------------------------------------------
   Issuance of common
    stock upon exercise
    of stock options,
    warrants and
    employee stock
    purchase plan            -     -        316       3      4,604          -          -
   Dividends on
    preferred stock          -      35      -       -          -            (37)       -
   Conversion of
    preferred to common
    stock (Series C)       (12) (1,202)     175       2      1,200          -          -
   Sales of preferred
    convertible stock
    (Series E), $100 Par,
    net of issuance costs
    of $58,000               1      66      -       -        6,210          -          -
   Net loss                  -     -        -       -          -         (5,523)       -
   -----------------------------------------------------------------------------------------
   Balance,
    December 31, 1996        1      66    8,870      89     56,680      (28,904)      (174)
   -----------------------------------------------------------------------------------------

   [FN]
   The accompanying notes are an integral part of these statements.

   Consolidated Statements of Cash Flows
   For the Year Ended November 30, 1994, the
   Month Ended December 31, 1994 and the Years Ended
   December 31, 1995 and 1996
   (Dollar amounts in thousands)
                                                      November 30,          December 31,
                                                      ------------   ------------------------
                                                         1994        1994      1995      1996
                                                        ------      ------    ------   -------
   Cash flows from operating activities:
    Net income (loss)                                  $ 1,421      $ (70)   $(1,628)  $(5,523)
    Adjustments to reconcile income (loss)
     to net cash provided (used) by
     operating activities:
      Depreciation and amortization                      1,206        110      1,277     1,273
    Changes in assets and liabilities:
    (Increase) decrease in accounts receivable, net       (603)         6        658       315
    (Increase) decrease in inventories                  (2,072)      (411)      (188)    1,612
    (Increase) decrease in prepaid expenses               (428)       102       (319)      490
     Decrease (increase) in other assets                     8         36       (514)   (1,534)
     Increase (decrease) in accounts payable
       and accrued liabilities                             838       (638)      (545)      949
                                                        -------     ------    -------   -------
     Net cash provided (used) by operating
       activities                                          370       (865)    (1,259)   (2,418)
                                                        -------     ------    -------   -------
   Cash flows from investing activities:
    Purchases of property, plant and equipment          (3,014)      (286)    (4,206)     (242)
                                                        -------     ------    -------   -------
     Net cash used by investing activities              (3,014)      (286)    (4,206)     (242)
                                                        -------     ------    -------   -------
   Cash flows from financing activities:
    Issuances of common stock                               59        -       11,393     4,607
    Issuance of preferred stock                            -          -          -       6,276
    Proceeds from short- and long-term borrowings        1,500        -        5,742       -
    Payments of short- and long-term debt                 (385)      (187)    (5,848)   (2,999)
    Principal payments of capital lease obligations        (49)        (3)       (64)      (40)
                                                        -------     ------    -------   -------
     Net cash provided (used) by financing activities    1,125       (190)    11,223      7,844
                                                        -------     ------    -------   -------
   Net (decrease) increase in cash and
     cash equivalents                                   (1,519)    (1,341)     5,758     5,184
   Cash and cash equivalents at beginning of year        3,324      1,805        464     6,222
                                                        -------    -------    -------   -------
   Cash and cash equivalents at end of year            $ 1,805    $   464    $ 6,222   $11,406
                                                       ========   ========   =======   ========

   Supplemental Disclosure of Cash
    Flow Information:
     Cash paid during the year for interest            $   206    $    20    $   281   $    87
     Cash paid during the year for income taxes            124        -           99        13
   Supplemental Disclosure of Non-Cash
   Financing Activities:
     Equipment acquired through capital leases             114        -          -          39
     Issuances of common stock and warrants                -          -          209       -

  [FN]
   The accompanying notes are an integral part of these statements.

                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

   NOTE ONE.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:


   In February 1995, the Company changed its fiscal year end from November 30 to December 31. Comparative financial statements reflect the fiscal year ended November 30, 1994, the single month of December 1994, and the fiscal years ended December 31, 1995 and 1996.

   PRINCIPLES OF CONSOLIDATION     The consolidated financial statements
   include the accounts of Carrington Laboratories, Inc. (the "Company"), and its subsidiaries, all of which are wholly owned. All intercompany accounts and transactions have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform with 1996 presentation.

   CASH EQUIVALENTS     The Company's policy is that all highly liquid
   investments purchased with a maturity of three months or less are considered to be cash equivalents unless otherwise restricted.

   REVENUE RECOGNITION     The Company recognizes revenue when title to the
   goods transfers. For the majority of the Company's sales, this occurs at the time of shipping. However, certain customers do not take title until the goods are delivered to their location or agent at which time revenue is recognized.

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

   FEDERAL INCOME TAXES     The Company applies Statement of Financial
   Accounting Standards No. 109, "Accounting for Income Taxes," ("SFAS 109") which was issued in February 1992 to account for federal income taxes.

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

   RESEARCH AND DEVELOPMENT     Research and development costs are expensed
   as incurred. Certain laboratory and test equipment determined to have alternative future uses in other research and development activities has been capitalized and is depreciated as research and development expense over the life of the equipment.

   POST-RETIREMENT AND POST-EMPLOYMENT BENEFITS     The Company does not
   offer any post-retirement or post-employment benefits.

   EARNINGS PER SHARE     Earnings per share are based on the weighted
   average number of common and common equivalent shares outstanding during each period. Stock options and warrants are included as common stock equivalents if the dilutive effect on net earnings per share is greater than 3%. The common stock equivalents were either antidilutive, or represented dilution of less than 3%, in 1994, 1995 and 1996. The weighted average numbers of common shares used in computing earnings per share were 7,340,982, 7,932,675, and 8,798,211 for the fiscal years ended November 30, 1994, and December 31, 1995 and 1996, respectively.

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

   NOTE TWO.     INVENTORIES:

   Inventories are recorded at the lower of first-in, first-out cost or market. The following summarizes the components of inventory at December 31, 1995 and 1996:


   (Dollar amounts in thousands)
                                     1995         1996
   ------------------------------------------------------
   Raw materials and supplies      $  714        $  658
   Work-in-process                  2,726         1,197
   Finished goods                   1,795         1,768
   ------------------------------------------------------
   Total                           $5,235        $3,623
   ------------------------------------------------------

   Included in work-in-process are $2,538,000 and $1,124,000 of freeze-dried Aloe vera inventory as of December 31, 1995 and 1996, respectively. Finished goods consist of materials, labor and manufacturing overhead.

   NOTE THREE.   PROPERTY, PLANT AND EQUIPMENT:

   The Company has a 6.6 acre tract of land and a 35,000 square foot office and manufacturing building situated thereon. This facility is located in Irving, Texas, a suburb of Dallas, and is used as the Company's headquarters and primary manufacturing facility.

   During July 1995, the Company completed the manufacturing and distribution project started during the first quarter of 1994. The project involved the physical relocation of its manufacturing operation from a leased facility in Dallas to an unused portion of the Company's corporate headquarters facility in Irving, Texas. The new facility is intended to meet all federal regulatory requirements applicable to provide the production capacity needed to meet long-term sales growth. At the same location, the Company has upgraded its capability to enable it to produce injectable products that meet FDA standards. The total cost expended on the project was $4,469,000.

   During the first quarter of 1994, the Company initiated a project in Costa Rica to upgrade its production plant to meet regulatory requirements for the production of bulk acetylated oral and injectable mannans as required for investigational new drugs ("INDs"). This project was completed in the fourth quarter of 1994 and cost approximately $1,200,000. Funding was provided by existing cash on hand and cash flow from operations. The Company's net investment in property, plant, equipment and other assets in Costa Rica at November 30, 1994 and December 31, 1995 and 1996 were $4,545,000, $4,280,000, and $3,958,000, respectively.

   The production capacity of the Company's Aloe vera processing plant in Costa Rica, where its bulk freeze-dried Aloe vera extract is manufactured, is greater than the Company's current level of usage of the plant. The Company is currently exploring other options to utilize the available capacity. There is no assurance that the Company will be able to fully utilize the Costa Rica plant s capacity. The Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS
   121") in the first quarter of 1996. SFAS 121 requires that long-lived assets held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be recoverable. At the time of adoption, there was no impairment of asset value in Costa Rica based on historical production levels and future capacity requirements needed to produce the Company's drug Aliminase[TM], then under initial phase III clinical trials. Under SFAS 121, when there is an event or change in circumstances that may impair the recoverability of the assets, the carrying amount of the asset should be assessed. In late October 1996, the Company received the results of the initial phase III clinical trial for the testing of Aliminase[TM] oral capsules, which no statistically significant differences that would support a conclusion that Aliminase[TM] oral capsules provide a therapeutic effect in the treatment of ulcerative colitis. As a result, the Company terminated the second large scale clinical trial and placed further testing of Aliminase[TM] oral formulation on hold. These results triggered a new assessment of the recoverability of the costs of The Costa Rica plant's assets using the methodology provided by SFAS 121 in the fourth quarter of 1996. The net book value of the Costa Rica Plant assets as of December 31, 1996, was $3,958,000. The Company evaluated the value of Costa Rica produced components in its current product mix to determine the amount of net revenues, excluding Manapol[R] powder sales to Mannatech (see also Note Thirteen), attributable to the Costa Rica plant. Sales to Mannatech were excluded from the analysis as the Company has been informed by Mannatech that the supply agreement in effect throughout 1996 will not be renewed. Mannatech has indicated it will honor the minimum purchase requirements through March 31, 1997, the termination date. As the Supply Agreement between Mannatech and the Company will not be renewed, the exclusive license agreement for the Manapol[R] trademark will also terminate on March 31, 1997. The Company will then be able to sell Manapol[R] powder or license the trademark to other third parties as well as use it in the Company's products. Mannatech may continue to purchase Manapol[R] powder on an as-needed basis, but no such purchases could be anticipated for the SFAS 121 analysis. Cash inflows for 1997 and future years were estimated using management's current forecast and business plan. All direct costs of the facility, including certain allocations of Company overhead, were considered in the evaluation of cash outflows. Results indicate there is no impairment of value under SFAS 121. However, there is no assurance that future changes in product mix or the content of Costa Rica produced components in the current products will generate sufficient revenues to recover the costs of the plant under SFAS 121 methodology.

   The following summarizes the components of property, plant and equipment at December 31, 1995 and 1996:

   (Dollar amounts in thousands)
                                                1995         1996
   ----------------------------------------------------------------
   Land and improvements                      $ 1,389       $ 1,389
   Buildings and improvements                   8,073         8,085
   Furniture and fixtures                         868           880
   Machinery and equipment                      7,826         7,589
   Leasehold improvements                         330           756
   Equipment under capital leases                 447           152
   -----------------------------------------------------------------
   Total                                      $18,933       $18,851
   -----------------------------------------------------------------


   NOTE FOUR.     OTHER ASSETS

   The Company owns a $1,500,000 certificate of deposit ("CD") that matures every 90 days. Although includable in cash as a cash equivalent, the Company's management has elected not to classify the CD as such. Because the CD secures a letter of credit (see Note Seven), it is effectively unavailable to the Company for other purposes until such time as the letter of credit expires or is otherwise released. Therefore, the CD is included in other non-current assets for reporting purposes.

   Also included in other assets are the unamortized portion of a Product Development and Exclusive Distribution Agreement with Innovative Technologies Limited ("IT"), capitalized legal and start-up costs related to the Costa Rica operation, and a $200,000 investment in Aloe Commodities International, Inc. ("ACI").

   The following summarizes the components of other assets at December 31, 1995 and 1996:

   (Dollar amounts in thousands)                    1995             1996
   -----------------------------------------------------------------------
   Certificate of Deposit                           $ -             $1,500
   IT Product Development
      and Exclusive Distribution Agreement           442               392
   Callable Note to ACI                               -                200
   Costa Rica Start-up Costs                         123                81
   Cost of 1995 restructuring bank debt               77               -
   Other                                              39                42
   ------------------------------------------------------------------------
   Total                                            $681            $2,215
   ------------------------------------------------------------------------


   NOTE FIVE.     ACCRUED LIABILITIES:

   The following summarizes significant components of accrued liabilities at December 31, 1995 and 1996:
   (Dollar amounts in thousands)
                                                            1995       1996
   -------------------------------------------------------------------------
   Accrued payroll                                        $  210     $  232
   Accrued sales commissions                                 251        187
   Accrued taxes                                             165        512
   Preferred dividends (Series C Shares)                     124         -
   Accrued severance liability                               267         -
   Rebates                                                   182        129
   Legal                                                      30        125
   Other                                                     602        564
   -------------------------------------------------------------------------
   Total                                                  $1,831     $1,749
   -------------------------------------------------------------------------

   NOTE SIX.     SHORT-TERM BORROWINGS:

   Short-term debt activity for each of the years ended December 31, 1995 and 1996 was as follows:

   (Dollar amounts in thousands)
                                  1995            1996
   ------------------------------------------------------
   Average amount
     of short-term
     debt outstanding
     during the year            $  468           $  991
   Maximum amount
     of short-term
     debt outstanding
     during the year             2,977            2,977
   Average interest rate
     for the year                  7.9%             7.7%
   ------------------------------------------------------

   NOTE SEVEN.     DEBT:

   In January 1995, the Company entered into an agreement with NationsBank of Texas, N.A., (the "Bank") for a $2,000,000 line of credit and a $6,300,000 term loan. Proceeds from the term loan were used to fund planned capital expenditures, a letter of credit required by a supplier, as discussed below, and planned research projects. The line of credit was to be used for operating needs, as required. The term loan was payable in equal quarterly installments of $250,000 principal plus accrued interest beginning March 31, 1995 and ending January 30, 1999, when the unpaid balance was due. The interest rate on both credit facilities was the Company's option of prime plus .5% or 30, 60, 90, or 180 day reserve adjusted LIBOR (London Interbank Offering Rate) plus 2%. The Company paid a commitment fee of $31,500 on the closing date. In February 1995, the Bank waived the requirement that the Costa Rica assets be pledged to secure the term loan. The Company agreed to pay an additional commitment fee of $31,500 at that time. As of December 31, 1995, the Company was not in compliance with the term loan's fixed charge ratio covenant.
   Therefore, the entire balance was classified as current debt for reporting purposes. Rather than amend the terms of the term loan, on April 29, 1996, the Company's management elected to pay off the entire term loan balance of $2,977,000 plus $18,000 in accrued interest with available cash to eliminate the interest expense on the term loan. All assets previously collateralizing the term loan were released by the Bank. The Company pledged a $1,500,000 CD to secure the letter of credit as described below. The interest rate on the borrowing ranged from 7.70% to 8.125% between January 30, 1995 and December 31, 1995. In 1996, the interest rate was 7.7% from January 1, 1996 through April 29, 1996.

   In order to help finance the development of the Company's Costa Rica facilities, the Company arranged a five-year U.S. dollar-denominated loan in the amount of $600,000 from Corporacion Privada de Inversiones de CentroAmerica, S.A. In May 1995, the note was paid off using proceeds of the Company's private placement (see Note Nine).

   In February 1995, the Company entered into a supply agreement with its supplier of freeze-dried products. The agreement required that the Company establish a $1,500,000 letter of credit. The term loan with NationsBank was used to fund this letter of credit. The funding of the letter of credit reduced the amount that the Company could borrow under the term loan but did not increase the Company's debt unless the letter of credit was utilized by the supplier. As of March 14, 1997, the supplier had not made a presentation for payment under the letter of credit. In April 1996, and in conjunction with the Company's settlement of the term loan, the Bank agreed to reduce the fees on the letter of credit by one percentage point in consideration of the Company's agreement to purchase and assign to the Bank a CD in an amount equal to the letter of credit. The Company will maintain the CD until such time as the letter of credit expires or is otherwise released.

   Long-term debt of the Company for the years ended December 31, 1995 and 1996 is summarized as follows:

   (Dollar amounts in thousands)
                                          1995        1996
   --------------------------------------------------------
   Term Loan                             $2,977       $ -
   Obligations under capital leases         137         75
   --------------------------------------------------------
                                          3,114         75
   Less - Current portion                 3,026         29
   --------------------------------------------------------
     Long-term debt, net of current      $   88       $ 46
   --------------------------------------------------------

   The Company leases certain computer and other equipment under capital leases expiring at various dates through 2001. The following is a schedule of future minimum lease payments under the capital lease agreements together with the present value of these payments as of December 31, 1996:

   (Dollar amounts in thousands)

   Fiscal years ending December 31,
   -----------------------------------------------
   1997                                   $ 35
   1998                                     35
   1999                                      9
   2000                                      6
   2001                                      1
   -----------------------------------------------
   Aggregate minimum lease payments         86
   Less - Imputed interest included in
     aggregate minimum lease payments       11
   -----------------------------------------------

   Present value of aggregate minimum
      lease payments                      $ 75
   -----------------------------------------------

   NOTE EIGHT.     PREFERRED STOCK:

   SERIES C SHARES     In June 1991, the Company completed a transaction
   whereby the Company issued 7,909 shares of Series C 12% cumulative convertible preferred stock (the "Series C Shares") in exchange for convertible debentures plus interest accrued to the date of exchange to a private investor (the "Investor"). The Series C Shares had a par value of $100 per share, were convertible at par into common stock of the Company at a price of $7.58 per share (subject to certain adjustments), and were callable by the Company, after January 14, 1996 and provided for dividend payments to be made only through the issuance of additional Series C Shares.

   In January 1996, all of the outstanding Series C shares were converted to 174,935 shares of the Company's common stock.

   The Company had previously issued to the Investor warrants to purchase 55,000 shares of common stock of the Company at $15 per share through February 1, 1996. In addition to issuing the Series C Shares to the Investor, the Company reduced the exercise price of warrants held by the Investor from $15 per share to $12.75 per share, which was above the market price of the common stock at the date of adjustment. These warrants were exercised in the first quarter of 1996. The Company also extended by three years, to February 1, 1996, the life of certain warrants that had previously been issued to this Investor for the purchase of 20,000 shares of common stock of the Company (all of which are now owned 10,000 shares each by two executives of the Investor, one of whom is a director of the Company), and reduced the exercise price of such warrants from $25 to $15 per share, which was above the market price of the common stock at the date of adjustment.

   SERIES E SHARES     On October 21, 1996 (the "Closing Date"), the Company
   completed a $6,600,000 financing involving the private placement of Series E Convertible Preferred Stock (the "Series E Shares"). Each Series E Share has a par value of $100 and an initial purchase price of $10,000. After placement fees, legal and other costs related to the private placement, the Company expects to realize net proceeds of $6,266,000. At the Closing Date, the Company's plans called for much of the proceeds from this sale to be used to continue Carrington's clinical research programs.

   The Series E Shares are convertible, at the option of the holder thereof, into shares of the Compan's common stock beginning on December 20, 1996, and prior to October 21, 1999 (the "Maturity Date"), at a conversion price per share (the "Conversion Price") equal to the lower of $25.20 (120 % of the market price of the Company's common stock as calculated over the three trading-day period ended on the last trading day prior to the Closing Date) or 87% of the market price as calculated over the three trading-day period ending on the last trading day immediately preceding the conversion date. The Conversion Price is subject to adjustment to take into account stock dividends, stock splits and share combinations involving the Company's common stock. Each Series E Share will be convertible into the number of whole shares of common stock determined by dividing $10,000 by the Conversion Price.

   Each Series E Share outstanding on the Maturity Date will automatically convert into common stock at the then current Conversion Price. Holders of Series E Shares will be entitled to receive an annual dividend payment equal to $500 per share for the one year period commencing on October 21, 1998 and ending on October 20, 1999 (equal to 5% of the per share Purchase Price). Dividends are payable only if the preferred shares are held to maturity, and are payable either in shares of common stock at the then current Conversion Price or in cash, or a combination of both, at the option of the Company.

   The Company entered into Registration Rights Agreements (collectively, the "Registration Agreements") with the holders of the Series E Shares obligating the Company to prepare and file with the Securities and Exchange Commission (the "Commission") a registration statement (the "Registration Statement") with respect to the resale of the underlying shares of common stock (including any shares issued in payment of dividends on the Series E Shares or the periodic payments described below. The Registration Agreements provided that if the Commission did not declare the Registration Statement effective on or before January 9, 1997, the Company would make periodic payments to the holders of the Series E Shares equal to 1% of the Purchase Price for the first 30-day period thereafter and 2% of the Purchase Price for each additional 30-day period, prorated to the date on which the Commission declared the Registration Statement effective. Such payments could be made in cash or shares of common stock or a combination of both, at the election of the Company.
   The Company filed the Registration Statement with the Commission on December 2, 1996.

   In March 1997, the Company repurchased 50% of the above Series E shares for $3,729,000. See Note Eighteen for further discussion.

   NOTE NINE.     COMMON STOCK:

   PRIVATE PLACEMENT OF COMMON STOCK     In April 1995, the Company completed
   a self-directed private placement of 300,000 shares of common stock at a price of $10.00 per share. The average of the high and low sale prices of the Company's common stock on the NASDAQ National Market on the day of the placement was $10.69 per share. Total proceeds net of issuance costs were $2,956,000. The Company agreed to use its best efforts to file a registration statement with the Securities and Exchange Commission within 90 days after the placement. Effective July 11, 1995, shares related to the private placement were registered for resale with the Securities and Exchange Commission. Proceeds from the placement were used for planned capital expenditures, payment of bank debt, research and development expenditures and other operating needs.

   EMPLOYEE STOCK PURCHASE PLAN     On October 29, 1992, the Company adopted
   an Employee Stock Purchase Plan (the "Stock Purchase Plan"). Under the Stock Purchase Plan, employees may purchase common stock at a price equal to the lesser of 85% of the market price of the Company's common stock on the last business day preceding the enrollment date (defined as January 1, April 1, July 1 or October 1 of any plan year) or 85% of the market price on the last business day of the month. If any employee elects to terminate participation in the Stock Purchase Plan, the employee is not eligible to re-enroll until the first enrollment date following six months from such election. The Stock Purchase Plan provides for the grant of rights to employees to purchase a maximum of 500,000 shares of common stock of the Company commencing on January 1, 1993. As of December 31, 1996, 62,970 shares had been purchased by employees at prices ranging from $7.23 to $29.54 per share.

   STOCK OPTIONS     The Company has an incentive stock option plan (the
   "Option Plan") under which incentive stock options and nonqualified stock options may be granted to certain employees as well as non-employee directors. Options are granted at a price no less than the market value of the shares on the date of the grant, except for incentive options to employees who own more than 10% of the total voting power of the Company's common stock, which are granted at a price no less than 110% of the market value. Options granted expire four to ten years from the dates of grant.
   The Company accounts for employee stock based compensation under APB Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost been determined based on the fair value of options at their grant dates consistent with the method of Statement of Financial Accounting Standards No. 123 ("SFAS 123"), the Company's net loss and losses per share would have been reduced to the following pro forma amounts:

   --------------------------------------------------------
                                  1995              1996
   --------------------------------------------------------
   Net loss (in thousands):
      As reported               $(1,628)         $(5,523)
      Pro forma                  (2,656)          (8,022)

   Loss per share:
      As reported               $ (0.22)         $ (0.63)
      Pro forma                   (0.35)           (0.92)
   --------------------------------------------------------


   Because the SFAS 123 method of accounting has not been applied to options granted prior to January 1, 1995, the pro forma compensation cost may not be representative of the pro forma cost to be expected in future years.

   The following summarizes stock option activity for each of the three years ended November 30, 1994 and December 31, 1995 and 1996:
   (Shares in thousands)

                                   Options Outstanding
   -------------------------------------------------------------------------
                                                                    Weighted
                                                                    Average
                                                                    Exercise
                                  Shares      Price Per Share       Price
   -------------------------------------------------------------------------
   Balance, November 30, 1993      754     $ 6.25   to   $29.00      $13.96
       Granted                     268     $ 8.25   to   $12.75      $11.47
       Lapsed or canceled         (118)    $ 6.25   to   $21.72      $14.45
       Exercised                    (7)    $ 6.25   to   $10.25      $ 6.25
   -------------------------------------------------------------------------
   Balance, November 30, 1994      897     $ 6.25   to   $29.00      $12.95
       Granted                     592     $11.12   to   $35.25      $20.63
       Lapsed or canceled          (72)    $ 8.62   to   $20.12      $11.93
       Exercised                  (581)    $ 6.25   to   $29.00      $12.45
   -------------------------------------------------------------------------
   Balance, December 31, 1995      836     $ 6.25   to   $35.25      $18.82
       Granted                     141     $24.25   to   $47.75      $32.69
       Lapsed or canceled         (109)    $11.25   to   $28.75      $23.81
       Exercised                  (201)    $ 6.25   to   $29.00      $15.33
   -------------------------------------------------------------------------
   Balance, December 31, 1996      667     $ 8.25   to   $47.75      $21.99
   -------------------------------------------------------------------------
   Options exercisable at
     December 31, 1996             223     $ 8.25   to   $47.75      $22.84
   -------------------------------------------------------------------------

   Weighted Average Fair Value of Options
   Granted using SFAS 123 Valuation Method:
                                                     1995    $11.86
                                                     1996     18.70
   -------------------------------------------------------------------------

   The following table summarizes information about fixed stock options outstanding at December 31, 1996:

                              Options Outstanding                                               Options Exercisable
   -----------------------------------------------------------------------------       ---------------------------------

                        Number             Weighted-Avg                                 Number
   Range of             Outstanding        Remaining              Weighted-Avg          Exercisable       Weighted-Avg
   Exercise Prices      at 12/31/96        Contractual Life       Exercise Price        at 12/31/96       Exercise Price
   ---------------      -----------        ----------------       --------------        -----------       --------------
   $ 8.25 to $13.13         227                 7.0 years             $11.18                71                $10.74
   $16.56 to $20.13         107                 7.0                   $18.22                45                $18.62
   $24.25 to $30.25         251                 9.1                   $27.16                62                $27.62
   $35.25                    45                 8.6                   $35.25                30                $35.25
   $47.75                    37                 7.0                   $47.75                15                $47.75
   ----------------     -----------         ---------------        -------------         ----------        -------------
   $ 8.25 to $47.75         667                 7.9                   $21.99               223                $22.84
   ================     ===========         ===============        =============         ==========        =============

   The fair value of each option granted is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1995 and 1996, respectively: risk-free interest rates of 6.50% and 6.47%, expected volatility of 64.2% and 63.0%. The Company used the following weighted-average assumptions for grants in 1995 and 1996: expected dividend yields of 0% and expected lives of 5.0 years on options granted to employees and
   4.0 years on grants to directors.

   The Company has reserved 1,500,000 shares of common stock for issuance under the Option Plan. As of December 31, 1996, options to purchase 525,125 shares had been granted under the option plan, of which options for 17,200 shares had been exercised. As of December 31, 1996, options covering 422,675 shares were outstanding with exercise prices between $16.56 and $47.75, with a weighted average exercise price of $27.87 and a weighted average contractual life of 8.8 years. Of these options, 134,518 are currently exercisable with a weighted average exercise price of $29.56.

   The Company's 1985 Stock Option Plan expired in February 1995. The Company had reserved 1,400,000 shares of common stock for issuance under this plan. At the time the plan expired, options to purchase 1,150,440 had been granted, of which options for 863,540 shares have been exercised. As of December 31, 1996, options covering 244,089 shares were outstanding with exercise prices between $6.25 and $29.00, with a weighted average exercise price of $11.81 and a weighted average contractual life of 6.8 years. Of these options, 88,330 are currently exercisable with a weighted average exercise price of $12.57.

   STOCK WARRANTS     From time to time, the Company has granted warrants to
   purchase common stock to the Company's research consultants and certain other persons rendering services to the Company. The exercise price of such warrants was normally the market price or in excess of the market price of the common stock at date of issuance. The following summarizes warrant activity for each of the years ended November 30, 1994, and December 31, 1995 and 1996:

                                             Warrants Outstanding
   (Shares in thousands)         --------------------------------------------
                                                                     Weighted
                                                                     Average
                                                                     Exercise
                                  Shares      Price per Share        Price
   --------------------------------------------------------------------------
   Balance, November 30, 1993      331     $ 6.25   to   $26.00     $14.43
       Granted                      10     $ 9.75                   $ 9.75
       Lapsed or canceled          (42)    $18.00   to   $26.00     $23.66
   --------------------------------------------------------------------------
   Balance, November 30, 1994      299     $ 6.25   to   $26.00     $14.27
       Granted                      20     $16.00                   $16.00
       Lapsed or canceled          (88)    $11.25   to   $26.00     $17.88
       Exercised                  (102)    $ 6.25   to   $16.25     $11.88
   --------------------------------------------------------------------------
   Balance, December 31, 1995      129     $ 9.75   to   $20.13     $13.99
       Lapsed or canceled           (3)    $12.13                   $12.13
       Exercised                   (75)    $12.75   to   $15.00     $13.35
   --------------------------------------------------------------------------
   Balance, December 31, 1996       51     $ 9.75   to   $20.13     $15.03
   --------------------------------------------------------------------------
   Warrants exercisable at
     December 31, 1996              49     $ 9.75   to   $20.13     $15.14
   --------------------------------------------------------------------------

   The following table summarizes information about stock warrants oustanding at December 31, 1996:

                                       Warrants Outstanding                               Warrants Exercisable
                       -------------------------------------------------------      --------------------------------

                          Number          Weighted-Avg                                 Number
   Range of             Outstanding       Remaining              Weighted-Avg       Exercisable         Weighted-Avg
   Exercise Prices      at 12/31/96       Contractual Life      Exercise Price      at 12/31/96       Exercise Price
   ---------------      -----------       ----------------      --------------      -----------       --------------
   $ 9.75 to $13.00         20                 2.8 Years             $11.38             18                 $11.14
   $16.00 to $20.13         31                 2.8                   $17.39             31                 $17.39
   ----------------     -----------       ----------------      --------------      -----------       --------------
   $ 9.75 to $20.13         51                 2.8                   $15.03             49                 $15.14
   ================     ===========       ================      ==============      ===========       ==============

   NOTE TEN.     SHARE PURCHASE RIGHTS PLAN:

   In September 1991, the Company's Board of Directors adopted a share purchase rights plan by declaring a dividend distribution of one preferred share purchase right (a "Right") on each outstanding share of the Company's common stock (the "Common Shares"). The dividend distribution was made October 15, 1991, payable to shareholders of record on that date. The Rights are subject to an agreement (the "Rights Agreement") between the Company and the Company's stock transfer agent, and will expire October 15, 2001, unless redeemed at an earlier date.

   Pursuant to the Rights Agreement, each Right will entitle the holder thereof to buy one one-hundredth of a share of the Company's Series D Preferred Stock (the "Preferred Shares"), at an exercise price of $80, subject to certain antidilution adjustments. The Rights will not be exercisable or transferable apart from the Common Shares, until (i) the tenth day after a person or group acquires 20% or more of the Common Shares or (ii) the tenth business day following the commencement of, or the announcement of an intention to make, a tender or exchange offer for 20% or more of the Common Shares. The Rights will not have any voting rights or be entitled to dividends. If the Company is acquired in a merger or other business combination, each Right will entitle its holder to purchase, at the exercise price of the Right, a number of the acquiring company's common shares having a current market value of twice such price. Alternatively, if a person or group acquires 20% or more of the Common Shares, then each Right not owned by such acquiring person or group will entitle the holder to purchase, for the exercise price, a number of Common Shares having a market value of twice such price. The Rights are redeemable at the Company's option for $.01 per Right at any time prior to the close of business on the seventh day after the first date of public announcement that a person or group has acquired beneficial ownership of 20% or more of the Common Shares. At any time after a person or group acquires 20% or more of the Common Shares, but prior to the time such acquiring person acquires 50% or more of the Common Shares, the Company's Board of Directors may redeem the Rights (other than those owned by the acquiring person or group), in whole or in part, by exchanging one Common Share for each Right.

   NOTE ELEVEN.     OPERATING LEASES:

   The Company conducts a significant portion of its operations from an office/ warehouse/distribution facility and an office/laboratory facility under operating leases that expire over the next five years. In addition, the Company leases certain office equipment under operating leases that expire over the next four years.

   The Company is committed under noncancellable operating leases, with minimum lease payments as of December 31, 1996 as follows:

   (Dollar in thousands)

   Fiscal Years Ending December 31,
   ----------------------------------------------
   1997                                    $  409
   1998                                       421
   1999                                       394
   2000                                       394
   Thereafter                                  97
   ----------------------------------------------
   Total minimum lease payments            $1,715
   ----------------------------------------------

   Total rental expenses under operating leases were $447,000, $364,000 and $451,000 for the years ended November 30, 1994 and December 31, 1995 and 1996, respectively.

   NOTE TWELVE.     INCOME TAXES:

   The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities at December 31, 1995 and 1996 are as follows:

   (Dollars in thousands)
                                         1995         1996
   --------------------------------------------------------

   Net operating loss carryforward   $  9,835     $ 12,875
   Research and development
      and other credits                   839          839
   Patent fees                            308          318
   Other, net                             795          791
   Less - Valuation allowance         (11,777)     (14,823)
   --------------------------------------------------------
   Deferred income tax asset         $    -       $    -
   --------------------------------------------------------

   Pursuant to the requirements to SFAS 109, a valuation allowance is provided when it is more likely than not the deferred income tax asset will not be realized. The Company has provided a valuation allowance against the entire deferred tax asset at December 31, 1995 and 1996.

   The provisions for federal income and state franchise taxes for the years ended November 30, 1994 and December 31, 1995 and 1996 consisted of the following:

   (Dollars in thousands)

                                1994      1995      1996
   -------------------------------------------------------
   Current provision            $159      $131      $ 88
   Deferred provision, net        -         -         -
   -------------------------------------------------------
   Total provision              $159      $131      $ 88
   -------------------------------------------------------

   The differences (expressed as a percentage of pre-tax income) between the statutory and effective federal income tax rates are as follows:


                                   1994    1995     1996
   -------------------------------------------------------
   Statutory tax rate              34.0%  (34.0%)  (34.0%)
   State income taxes               5.4     2.8       .5
   Recognition of previously
      unrecognized deferred
      tax benefits                (35.3)     -        -
   Unrecognized deferred tax
      benefit                        -     34.6     34.9
   Expenses related to foreign
     operations                     4.7     4.1       -
   Research and development
      tax credit adjustment          .5      -        -
   Other                             .8     1.3       .2
   -------------------------------------------------------
   Effective tax rate              10.1%    8.8%     1.6%
   -------------------------------------------------------

   At December 31, 1996, the Company had net operating loss carryforwards of approximately $37,868,000 for federal income tax purposes, which expire during the period from 1999 to 2011, and investment and research and development tax credit carryforwards of approximately $839,000, which expire during the period from 1999 to 2008, all of which are available to offset federal income taxes due in future periods.

   NOTE THIRTEEN.     CONCENTRATIONS OF CREDIT RISK:

   Financial instruments that potentially expose the Company to concentrations of credit risk, as defined by SFAS No. 105, consist primarily of trade accounts receivable. The Company's customers are not concentrated in any specific geographic region but are concentrated in the health care industry. Significant sales were made to three unaffiliated customers. Allegiance Healthcare Corporation (Allegiance, formerly
   Baxter Healthcare Corporation) accounted for $2,775,000, $2,492,000 and

   $1,877,000; Owens & Minor accounted for $1,795,000, $3,348,000 and
   $2,433,000; and Bergen Brunswig, which acquired Durr Medical and Colonial Healthcare in December 1996, accounted for $2,042,000, $2,359,000, and $2,568,000 of the Company's net sales in 1994, 1995 and 1996, respectively. Sales by Caraloe, Inc., to an unaffiliated customer, Mannatech, Inc., formerly Emprise International, Inc., accounted for $934,000, $2,488,000 and $3,273,000 of the Company's net sales in 1994,
   1995 and 1996, respectively. The Company performs ongoing credit evaluations of its customers' financial condition and establishes an allowance for doubtful accounts based on factors surrounding the credit risk of specific customers and historical trends and other information.

   In the first quarter of 1997, the Company granted extended payment terms to Mannatech for orders placed in January through March, 1997, after which Mannatech's exclusive supply agreement will terminate. Orders placed in 1997, which should total approximately $810,000, will be paid in even monthly installments of $101,250 from February through September 1997.
   The Company's normal terms for sales to Mannatech are net 30.

   NOTE FOURTEEN.     FAIR VALUES OF FINANCIAL INSTRUMENTS:

   SFAS No. 107, "Disclosures About Fair Value of Financial Instruments," requires disclosure of the fair value of financial instruments. The following methods and assumptions were used by the Company in estimating the fair value disclosures for its financial instruments. For cash, trade receivables and payables, the net carrying amounts reported in the Consolidated Balance Sheets approximate fair value. The carrying amounts for revolving notes and notes payable approximate fair value based upon the borrowing rates currently available to the Company for similar bank loans. No such instruments were outstanding as of December 31, 1996.

   NOTE FIFTEEN.     RELATED PARTY TRANSACTIONS

   In April 1996, the Company hired an independent manufacturer's representative as Vice President of Sales and Marketing. This individual continues to maintain his sales territory, primarily Alabama and Georgia, as an independent manufacturer's representative and currently employs three sales representatives to cover the territory. From April 1996 through December 31, 1996, the Company paid commissions of approximately $268,000 to this individual.

   NOTE SIXTEEN.     SALES BY DIVISION

   The following summarizes the Company's sales by division and consolidated sales for the years ended November 30, 1994, December 31, 1995, and December 31, 1996:
   (Dollar amounts in thousands)

                            Carrington Laboratories           Consolidated
                        -------------------------------     ----------------
    Year Ended            Wound                 Carrington  Caraloe     Total
     November 30, 1994     Care    Veterinary     Sales       Inc.      Sales
    -------------------  --------  ----------   ----------  -------    -------
    Net Sales             $23,665     $404       $24,069     $1,361    $25,430
    Cost of Sales           5,392      190         5,582        833      6,415
                          --------   ------      --------    -------   -------
    Gross Margin          $18,273     $214       $18,487     $  528    $19,015
                          ========   ======      ========    =======   =======

    Year Ended
     December 31, 1995
    ------------------
    Net Sales             $21,147     $320       $21,467     $2,907    $24,374
    Cost of Sales           5,971      163         6,134      1,810      7,944
                          --------   ------      --------    -------   -------
    Gross Margin          $15,176     $157       $15,333     $1,097    $16,430
                          ========   ======      ========    =======   =======

    Year Ended
     December 31, 1996
    ------------------

    Net Sales             $17,302     $290       $17,592     $3,694    $21,286
    Cost of Sales           7,128      249         7,377      2,950     10,327
                         --------    ------      --------    -------   -------
    Gross Margin          $10,174     $ 41       $10,215     $  744    $10,959
                         ========    ======      ========    =======   =======

   NOTE SEVENTEEN.     UNAUDITED SELECTED QUARTERLY FINANCIAL DATA:

   The unaudited selected quarterly financial data below reflect the fiscal years ended December 31, 1995 and 1996, respectively.

   (Dollar and share amounts in thousands, except per share amounts)

   1995                 1st Quarter   2nd Quarter   3rd Quarter   4th Quarter
   --------------------------------------------------------------------------
    Net sales             $6,276         $6,408        $6,621       $ 5,069
    Gross profit           4,636          4,332         4,351         3,111
    Net (loss) income       (497)          (287)          163        (1,007)
   (Loss) income
      per share           $ (.07)        $ (.04)       $  .02       $  (.12)
    Weighted average
      common shares        7,359          7,813         8,213         8,345

   1996                 1st Quarter   2nd Quarter   3rd Quarter   4th Quarter
   --------------------------------------------------------------------------
    Net sales              $5,515         $5,438        $5,112        $5,221
    Gross profit            2,584          2,073         2,967         3,335
    Net (loss) income      (2,156)        (2,545)        ( 839)           17
   (Loss) income
      per share            $ (.25)        $ (.29)       $ (.09)        $   -
    Weighted average
      common shares         8,666           8,805         8,855         8,868
   --------------------------------------------------------------------------

   NOTE EIGHTEEN.     SUBSEQUENT EVENT

   On October 31, 1996, the Company announced that the results of its first Phase III trial of Aliminase[TM] oral capsules were not favorable and that the Company had placed the Aliminase[TM] project on hold and terminated the second Phase III trial of that product. Those developments resulted in changes in the Company's planned uses of and need for funds. In addition, a decline in the market price of the Company's common stock that followed that announcement increased the extent of the dilution that would have occurred if all of the outstanding Series E Shares issued in October 1996 were converted into common stock (see Note Eight). Also, since the Registration Statement covering the shares of common stock underlying the Series E Shares had not been declared effective by the Commission, the periodic payments required by the Registration Agreements had begun to accrue (see Note Eight).

   Accordingly, the Company's Board of Directors concluded that it was in the best interest of the Company and its shareholders to use a portion of its existing funds to repurchase 50% of the outstanding Series E Shares, and that repurchase was completed on March 4, 1997 (the "Repurchase Date"). The price paid by the Company was $11,300 per Series E Share, or a premium of $1,300 over the original Purchase Price. In connection with the repurchase, the parties agreed (i) that no periodic payments would be due for the period from February 15, 1997 through May 15, 1997; (ii) that the Company would pay in cash on the Repurchase Date the periodic payments that had accrued from January 10 through February 14, 1997; (iii) that the Company would pay the holders of the Series E Shares interest at the rate of 7% per annum on the original Purchase Price of their outstanding Series E Shares for the period from February 15, 1997 through the earliest of (a) May 15, 1997, (b) the Repurchase Date (in the case of Series E Shares repurchased by the Company), or (c) the date on which the Registration Statement is declared effective by the Commission; and (iv) that if the Commission does not declare the Registration Statement effective on or before May 15, 1997, the periodic payments required by the Registration Agreements will resume accruing on May 16, 1997, but will be equal to 1% of the original Purchase Price of the outstanding Series E Shares through June 15, 1997 and 2% for each additional 30-day period, prorated to the date on which the Commission declares the Registration Statement effective, and will be payable only in cash.

   On the Repurchase Date, the Company paid the Series E Shareholders $3,729,000 (330 Series E Shares at $11,300 per share), $92,400 (periodic payment due on all 660 Series E Shares from January 10, 1997 through February 14, 1997) and $10,759 (7% per annum interest earned on $3,300,000 from February 15, 1997 to the Repurchase Date). These amounts will be shown as a reduction of Shareholders Investment in the first quarter of 1997.

   -------------------------------------------------------------------------
   Report of Independent Public Accountants
   -------------------------------------------------------------------------

   To the Shareholders and Board of Directors of Carrington Laboratories, Inc., and Subsidiaries:

   We have audited the accompanying consolidated balance sheets of Carrington Laboratories, Inc. (a Texas corporation), and subsidiaries as of December 31, 1995, and December 31, 1996, and the related consolidated statements of operations, shareholders' investment, and cash flows for the year ended November 30, 1994, the month ended December 31, 1994, and the two years ended December 31, 1995 and December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Carrington Laboratories, Inc., and subsidiaries as of December 31, 1995 and December 31, 1996, and the results of their operations and their cash flows for the year ended November 30, 1994, the month ended December
   31, 1994 and the two years ended December 31, 1995 and December 31, 1996, in conformity with generally accepted accounting principles.



   Arthur Andersen LLP
   Dallas, Texas
   February 9, 1997 (except with respect to the matter discussed in Note Eighteen, as to which the date is March 4, 1997).

                                      SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                CARRINGTON LABORATORIES, INC.

   Date: March 26, 1997                         By:  /s/ Carlton E. Turner
                                                   --------------------------
                                                Carlton E. Turner, President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

           Signatures                   Title                        Date
           ----------                   -----                        ----
   /s/ Carlton E. Turner       President, Chief Executive       March 26, 1997
   -------------------------     Officer and Director
   Carlton E. Turner

   /s/ Sheri L. Pantermuehl     Chief Financial Officer         March 26, 1997
   -------------------------   (principal financial and
   Sheri L. Pantermuehl           accounting officer)

   /s/ R. Dale Bowerman                Director                 March 26, 1997
   -----------------------------
   R. Dale Bowerman

   /s/ George DeMott                   Director                 March 26, 1997
   -----------------------------
   George DeMott

   /s/ Robert A. Fildes, Ph.D.         Director                 March 26, 1997
   -----------------------------
   Robert A. Fildes, Ph.D.

   /s/ Thomas J. Marquez               Director                 March 26, 1997
   -----------------------------
   Thomas J. Marquez

   /s/ James T. O'Brien                Director                 March 26, 1997
   -----------------------------
   James T. O'Brien

   /s/ Selvi Vescovi                   Director                 March 26, 1997
   -----------------------------
   Selvi Vescovi

                                      SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               CARRINGTON LABORATORIES, INC.

   Date: March 26, 1997                        By: --------------------------
                                               Carlton E. Turner, President


   Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

           Signatures                   Title                         Date
           ----------                   -----                         ----
                               President, Chief Executive      March 26, 1997
   -------------------------     Officer and Director
   Carlton E. Turner

                                Chief Financial Officer        March 26, 1997
   -------------------------   (principal financial and
   Sheri L. Pantermuehl           accounting officer)

                                       Director                March 26, 1997
   -------------------------
   R. Dale Bowerman

                                       Director                March 26, 1997
   -------------------------
   George DeMott

                                       Director                March 26, 1997
   -------------------------
   Robert A. Fildes, Ph.D.

                                       Director                March 26, 1997
   -------------------------
   Thomas J. Marquez

                                       Director                March 26, 1997
   -------------------------
   James T. O'Brien

                                       Director                March 26, 1997
   -------------------------
   Selvi Vescovi

                               INDEX TO EXHIBITS


     Exhibit                                                   Sequentially
      Number                      Exhibit                       Numbered Page

       3.1   Restated Articles of Incorporation of
             Carrington Laboratories, Inc. (incorporated herein by reference to Exhibit 3.1 to Carrington's 1988
             Annual Report on Form 10-K).

       3.2 Statement of Cancellation of Redeemable Shares of Carrington Laboratories, Inc., dated June 9,
             1989 (incorporated herein by reference to Exhibit 3.2 to Carrington's 1991 Annual Report on Form 10-K).

       3.3   Statement of Change of Registered Office and
             Registered Agent of Carrington Laboratories, Inc.
             (incorporated herein by reference to Exhibit 3.1 to Carrington's Quarterly Report on Form 10-Q for the quarter ended May 31, 1991).

       3.4 Statement of Resolution Establishing Series D Preferred Stock of Carrington Laboratories, Inc. (incorporated herein by reference to Exhibit 3.1 to Carrington's Quarterly Report on Form 10-Q for the quarter ended August 31, 1991).

       3.5   Statement of Resolution Establishing Series E
             Convertible Preferred Stock of Carrington Laboratories, Inc. (incorporated herein by reference to Exhibit 3.1 to Carrington's Form 8-K Current Report dated October 21, 1996).

       3.6 Bylaws of Carrington Laboratories, Inc., as amended through April 27, 1995 (incorporated herein by reference to Exhibit 3.5 to Carrington's 1995 Annual Report on Form 10-K).

       4.1   Form of certificate for Common Stock of
             Carrington Laboratories, Inc. (incorporated herein by reference to Exhibit 4.5 to Carrington's Registration Statement on Form S-3 (No. 33-57360) filed with the Securities and Exchange Commission on January 25, 1993).

       4.23 Rights Agreement dated as of September 19, 1991, between Carrington Laboratories, Inc., and Ameritrust Company National Association (incorporated herein by reference to Exhibit 1 to Carrington's Report on Form 8-K dated September 19, 1991).

     Exhibit                                                   Sequentially
      Number                      Exhibit                       Numbered Page

       10.1+ 1985 Stock Option Plan of Carrington Laboratories, Inc., as amended through April 28, 1994 (incorporated herein by reference to Exhibit 4.1 to Carrington's Form S-8 Registration Statement (No. 33-64407) filed with the Securities and Exchange Commission on November 17, 1995).

       10.2+ Form of Nonqualified Stock Option Agreement for employees, as amended, relating to Carrington's 1985 Stock Option Plan (incorporated herein by reference to Exhibit 4.2 to Carrington's Registration Statement on Form S-8 (No. 33-50430) filed with the Securities and Exchange Commission on August 4, 1992).

       10.3+ Form of Nonqualified Stock Option Agreement for nonemployee directors, as amended, relating to Carrington's 1985 Stock Option Plan (incorporated herein by reference to Exhibit 4.3 to Carrington's Registration Statement on Form S-8 (No. 33-64407) filed with the Securities and Exchange Commission on November 17, 1995).

       10.4 License Agreement dated September 20, 1990, between Carrington Laboratories, Inc., and Solvay Animal Health, Inc. (incorporated herein by reference to Exhibit 10.1 to Carrington's Quarterly Report on Form 10-Q for the quarter ended August 31, 1990).

       10.5  Contract Research Agreement dated as of August
             8, 1991, between Carrington Laboratories, Inc., and Texas Agriculture Experimental Station, as agent for the Texas A&M University System (incorporated herein by reference to Exhibit 10.55 to Carrington's 1991 Annual Report on Form 10-K).

       10.6 Lease Agreement dated as of August 30, 1991, between Carrington Laboratories, Inc., and Western Atlas International, Inc. (incorporated herein by reference to Exhibit 10.59 to Carrington's 1991
             Annual Report on Form 10-K).

       10.7+ Employee Stock Purchase Plan of Carrington Laboratories,
             Inc., as amended through June 15, 1995 (incorporated herein by reference to Exhibit 10.29 to Carrington's
             1995 Annual Report of Form 10-K).

     Exhibit                                                   Sequentially
      Number                      Exhibit                       Numbered Page

       10.8+ Employment Agreement dated July 6, 1993, between
             Carrington Laboratories, Inc., and Luiz F. Cerqueira (incorporated herein by reference to Exhibit 10.43 to Carrington's 1993 Annual Report on Form 10-K).

       10.9  Common Stock Purchase Warrant dated September
             14, 1993, issued by Carrington Laboratories, Inc., to E. Don Lovelace (incorporated herein by reference to Exhibit 10.44 to Carrington's 1993 Annual Report on
             Form 10-K).

      10.10  Common Stock Purchase Warrant dated September
             14, 1993, issued by Carrington Laboratories, Inc., to Jerry L. Lovelace (incorporated herein by reference to Exhibit 10.45 to Carrington's 1993 Annual Report on Form 10-K).

      10.11+ Agreement Regarding Termination of Employment and Full and Final Release dated February 16, 1994, between Carrington Laboratories, Inc., and David A. Hotchkiss (incorporated herein by reference to Exhibit 10.49 to Carrington's 1993 Annual Report on Form 10-K).

      10.12  License Agreement dated March 18, 1994, between
             Carrington Laboratories, Inc., and Socie'te'
             Europe'enne de Biotechnologie (incorporated herein by reference to Exhibit 10.53 to Carrington's 1994
             Annual Report on Form 10-K).

      10.13  Agreement dated March 28, 1994, between
             Carrington Laboratories, Inc., and Keun Wha
             Pharmaceutical Co., Ltd., (incorporated herein by reference to Exhibit 10.54 to Carrington's 1994 Annual Report on Form 10-K).

      10.14  Lease Agreement dated June 15, 1994, between
             DFW Nine, a California limited partnership, and Carrington Laboratories, Inc. (incorporated herein by reference to Exhibit 10.55 to Carrington's 1994 Annual Report on Form 10-K).

      10.15  Lease Amendment dated August 23, 1994, amending
             Lease Agreement listed as Exhibit 10.14
             (incorporated herein by reference to Exhibit
             10.57 to Carrington's 1994 Annual Report on
             Form 10-K).

     Exhibit                                                   Sequentially
      Number                      Exhibit                       Numbered Page

      10.16 License Agreement dated September 29, 1994, between Carrington Laboratories, Inc., and Immucell Corporation (incorporated herein by reference to Exhibit 10.58 to Carrington's 1994 Annual Report on Form 10-K).

      10.17 Third Lease Amendment dated December 1, 1994, amending Lease Agreement listed as Exhibit
             10.6 (incorporated herein by reference to Exhibit 10.60 to Carrington's 1994 Annual
             Report on Form 10-K).


      10.18 Production Contract dated February 13, 1995, between Carrington Laboratories, Inc., and
             Oregon Freeze Dry, Inc. (incorporated herein by reference to Exhibit 10.63 to Carrington's
             1994 Annual Report on Form 10-K).

      10.19+ Management Compensation Plan (incorporated herein by reference to Exhibit 10.64 to Carrington's 1994 Annual Report on Form 10-K).

      10.20  Research Agreements dated June 24, 1994,
             September 16, 1994, and February 2, 1995, between Southern Research Institute and
             Carrington Laboratories, Inc. (incorporated herein by reference to Exhibit 10.65 to Carrington's 1994 Annual Report on Form 10-K).

      10.21 Trademark License Agreement between Caraloe, Inc. (Licensor) and Emprise International, Inc. (Licensee) dated March 31, 1995 (incorporated herein by reference to Exhibit 10.2 to Carrington's Second Quarter 1995 Report on Form 10-Q).

      10.22 Supply Agreement between Caraloe, Inc. (Seller), and Emprise International, Inc. (Buyer), dated March 31,1995 (incorporated herein by reference to Exhibit 10.3 to Carrington's Second Quarter 1995 Report on Form 10-Q).

      10.23  Sales Distribution Agreement between the
             Chinese Academy of Sciences and Carrington
             Laboratories, Inc., dated August 16, 1995
             (incorporated herein by reference to Exhibit
             10.1 to Carrington's Third Quarter 1995 Report on Form 10-Q).

     Exhibit                                                   Sequentially
      Number                      Exhibit                       Numbered Page

      10.24  Sales Distribution Agreement between the
             Chinese Academy of Sciences and Carrington
             Laboratories, Inc., dated August 16, 1995
             (incorporated herein by reference to Exhibit
             10.2 to Carrington's Third Quarter 1995 Report on Form 10-Q).

      10.25  Sales Distribution Agreement between the
             Chinese Academy of Sciences and Carrington
             Laboratories, Inc., dated August 16, 1995
             (incorporated herein by reference to Exhibit
             10.3 to Carrington's Third Quarter 1995 Report on Form 10-Q).

      10.26  Supply and Distribution Agreement between
             Medical Polymers, Inc., and Carrington
             Laboratories, Inc., dated September 15, 1995
             (incorporated herein by reference to Exhibit
             10.4 to Carrington's Third Quarter 1995 Report on Form 10-Q).

      10.27  Clinical Services Agreement between
             Pharmaceutical Products Development, Inc., and Carrington Laboratories, Inc., dated July 10, 1995 (incorporated herein by reference to Exhibit 10.5 to Carrington's Third Quarter 1995 Report on Form 10-Q).

      10.28 Non-exclusive Sales and Distribution Agreement between Innovative Technologies Limited and Carrington Laboratories, Inc., dated August 22, 1995 (incorporated herein by reference to Exhibit 10.6 to Carrington's Third Quarter 1995 Report on Form 10-Q).

      10.29 Supplemental Agreement to Non-exclusive Sales and Distribution Agreement between Innovative
             Technologies Limited and Carrington
             Laboratories, Inc., dated October 16, 1995
             (incorporated herein by reference to Exhibit
             10.7 to Carrington's Third Quarter 1995 Report on Form 10-Q).

      10.30  Product Development and Exclusive Distribution
             Agreement between Innovative Technologies
             Limited and Carrington Laboratories, Inc., dated
             November 10, 1995 (incorporated herein by reference to Exhibit 10.8 to Carrington's Third
             Quarter 1995 Report on Form 10-Q).

     Exhibit                                                   Sequentially
      Number                      Exhibit                       Numbered Page

      10.31+ Resignation Agreement and Full and Final
             Release dated February 24, 1995, between
             Carrington Laboratories, Inc., and Bill H.
             McAnalley (incorporated herein by reference to Exhibit 10.68 to Carrington's 1995 Annual
             Report on Form 10-K).

      10.32+ Revised and Restated Resignation Agreement dated March 14, 1995, between Carrington Laboratories, Inc., and Karl H. Meister (incorporated herein by reference to Exhibit 10.69 to Carrington's 1995
             Annual Report on Form 10-K).

      10.33 Common Stock Purchase Warrant dated August 4, 1995, issued by Carrington Laboratories, Inc., to Clifford T. Kalista. (incorporated herein by reference to Exhibit 10.70 to Carrington's 1995 Annual Report on Form 10-K).

      10.34 Form of Stock Purchase Agreement dated April 5, 1995 between Carrington Laboratories, Inc., and persons named in Annex I thereto (incorporated herein by reference to Exhibit 2.1 to Carrington's Registration Statement 33-60833 on Form S-3).

      10.35  Form of Registration Rights Agreement dated
             June 20, 1995 between Carrington Laboratories, Inc., and persons named in Annex I thereto (incorporated herein by reference to Exhibit 2.2 to Carrington's
             Registration Statement 33-60833 on Form S-3).

      10.36  Supply and Distribution Agreement between
             Farnam Companies, Inc., and Carrington
             Laboratories, Inc., dated March 22, 1996.
             (incorporated herein by reference to Exhibit
             10.76 to Carrington's 1995 Annual Report on
             Form 10-K).

      10.37 Placement Agent Agreement between Carrington Laboratories, Inc., and First Granite Securities, Inc. (incorporated herein by reference to Exhibit 10.1 to Carrington's
             Current Report on Form 8-K dated October 21, 1996).

      10.38 Indemnification Agreement between Carrington laboratories, Inc., and First Granite Securities, Inc. (incorporated herein by reference to Exhibit 10.2 to Carrington's Current Report on Form 8-K dated October 21, 1996).

     Exhibit                                                   Sequentially
      Number                      Exhibit                       Numbered Page

      10.39 Joint Escrow Instructions from Carrington Laboratories, Inc., and accepted by Krieger & Prager, Esqs., as escrow agent (incorporated herein by reference to Exhibit 10.3 to Carrington's Current Report on Form 8-K dated
             October 21, 1996).

      10.40 Stock Purchase Agreement between Carrington Laboratories, Inc., and each of the purchasers of shares of the Registrant's Series E Convertible Preferred Stock
             (incorporated herein by reference to Exhibit 10.4 to Carrington's Current Report on Form 8-K dated
             October 21, 1996).

      10.41 Amendment to the Stock Purchase Agreement between Carrington Laboratories, Inc., and each of the purchasers of shares of Carrington's Series E Convertible Preferred Stock, dated October 15, 1996 (incorporated herein by reference to Exhibit 10.5 to Carrington's Current Report on Form 8-K dated October 21, 1996).

      10.42  Registration Right Agreement between Carrington
             Laboratories, Inc., and each of the purchasers of shares of Carrington's Series E Convertible Preferred Stock
             (incorporated herein by reference to Exhibit 10.6 to Carrington's Current Report on Form 8-K dated
             October 21, 1996).

      10.43  Distribution Agreement between Carrington
             Laboratories, Inc., and Ching Hwa Pharmaceutical
             Co., Ltd., dated March 1, 1996 (incorporated herein by reference to Exhibit 10.1 to Carrington's First
             Quarter 1996 Report on Form 10-Q).

      10.44  Fourth Amendment to Credit Agreement and Term
             Note between Carrington Laboratories, Inc., and
             NationsBank of Texas, N.A., dated May 1, 1996
             (incorporated herein by reference to Exhibit 10.2 to Carrington's First Quarter 1996 Report on Form 10-Q).

      10.45  Assignment of Certificate of Deposit to
             NationsBank of Texas, N.A., dated May 1, 1996
             (incorporated herein by reference to Exhibit 10.3 to Carrington's First Quarter 1996 Report on Form 10-Q).

     Exhibit                                                   Sequentially
      Number                      Exhibit                       Numbered Page

      10.46  Release of Liens agreement between Carrington
             Laboratories, Inc., and NationsBank of Texas,
             N.A., dated May 1, 1996 (incorporated herein by reference to Exhibit 10.4 to Carrington's First Quarter 1996
             Report on Form 10-Q).

      10.47+ Form of Nonqualified Stock Option Agreement for
             Employees (incorporated herein by reference to Exhibit 4.1 to Carrington's Second Quarter 1996
             Report on Form 10-Q).

      10.48+ Carrington Laboratories, Inc., 1995 Stock Option
             Plan, As Amended and Restated effective March 27, 1996 (incorporated herein by reference to Exhibit 4.2 to Carrington's Second Quarter 1996 Report on Form 10-Q).

      10.49+ Form of Nonqualified Stock Option Agreement for
             Nonemployee Directors (incorporated herein by reference to Exhibit 4.3 to Carrington's Second
             Quarter 1996 Report on Form 10-Q).

      10.50+ Form of Incentive Stock Option Agreement for
             Employees (incorporated herein by reference to Exhibit 4.4 to Carrington's Second Quarter 1996
             Report on Form 10-Q).

      10.51  Sales Distribution Agreement between Faulding
             Pharmaceuticals Laboratories and Carrington
             Laboratories, Inc., dated September 30, 1996
             (incorporated herein by reference to Exhibit 10.1 to Carrington's Third Quarter 1996 Report on Form 10-Q).

      10.52  Sales Distribution Agreement between Trudell
             Medical Marketing Limited and Carrington
             Laboratories, Inc., dated may 15, 1996 (incorporated herein by reference to Exhibit 10.2 to Carrington's Third Quarter 1996 Report on Form 10-Q).

      10.53  Clinical Research Agreement between ICON and
             Carrington Laboratories, Inc., dated July 15, 1996
             (incorporated herein by reference to Exhibit 10.3 to Carrington's Third Quarter 1996 Report on Form
             10-Q).

     10.54*  Sales Distribution Agreement between Suco
             International Corp. and Carrington Laboratories,
             Inc., dated December 1, 1996.

     Exhibit                                                   Sequentially
      Number                      Exhibit                       Numbered Page

     10.55*  Sales Distribution Agreement between Recordati,
             S.P.A., and Carrington Laboratories, Inc., and
             Carrington Laboratories Belgium N.V., dated December
             20, 1996.

     10.56*  Nonexclusive Distribution Agreement between
             Polymedica Industries, Inc., and Carrington
             Laboratories, Inc., dated November 15, 1996.

     10.57*  Sales Distribution Agreement between Gamida-
             Medequip Ltd., and Carrington Laboratories,
             Inc., dated December 24, 1996.

     10.58*  Sales Distribution Agreement between Gamida For
             Life BV, and Carrington Laboratories, Inc., dated
             December 24, 1996.

     10.59*  Sales Distribution Agreement between Darrow
             Laboratorios S/A and Carrington Laboratories,
             Inc., dated December 4, 1996.

     10.60* Independent Sales Representative Agreement between Vision Medical and Carrington
             Laboratories, Inc., dated October 1, 1996.

     10.61* Independent Sales Representative Agreement between Think Medical, Inc., and Carrington
             Laboratories, Inc., dated October 1, 1996.

     10.62* Independent Sales Representative Agreement between Meares Medical Sales Associates and
             Carrington Laboratories, Inc., dated October
             1, 1996.

     10.63*  Supply Agreement between Aloe Commodities
             International, Inc., and Caraloe, Inc., dated
             February 13, 1997.

     10.64*  Trademark License Agreement between Light
             Resources Unlimited and Carrington Laboratories,
             Inc., dated March 1, 1997.

     10.65*  Supply Agreement between Light Resources
             Unlimited and Caraloe, Inc., dated february 13, 1997.

     10.66*  Sales Distribution Agreement between Penta
             Farmaceutica, S.A., and Carrington Laboratories,
             Inc., dated December 27, 1996.

     10.67*  Stock Subscription Offer of Aloe Commodities,
             Inc., and Caraloe, Inc., dated October 30, 1996.

     Exhibit                                                   Sequentially
      Number                      Exhibit                       Numbered Page

     10.68*  Modification Number Two to the Production
             Contract dated February 13, 1995, between
             Carrington Laboratories, Inc., and Oregon Freeze Dry, Inc., listed as Exhibit 10.18, dated November 19, 1996.

     10.69*  Offer and Agreement of Sale and Purchase of
             Convertible Preferred Series E Stock between
             Holders' of Carrington Laboratories, Inc., Convertible Preferred Series E Stock and Carrington
             Laboratories, Inc., dated February 26, 1997.

     10.70* Sales Distribution Agreement between Laboratorios PiSA S.A. DE C.V. and Carrington Laboratories, Inc., dated November 1, 1995.

     10.71* Terminination Acknowledgement between China Academy of Sciences and Carrington Laboratories, Inc., dated February 12, 1996, regarding the three agreements listed as Exhibits 10.23, 10.24 and 10.25.

     10.72* Letter from Immucell Corporation to Carrington Laboratories Inc., dated February 7, 1996 canceling the License Agreement listed as Exhibit 10.16.

      11.1*  Computation of Net Income (Loss) Per Common and
             Common Equivalent Share.

      16.1*  Letter from Arthur Andersen LLP to the
             Securities and Exchange Commission.

      21.1*  Subsidiaries of Carrington.

      23.1*  Consent of Arthur Andersen LLP

      27.1*  Financial Data Schedule


   *  Filed herewith.
   +  Management contract or compensatory plan.