Form 10-K/A
period 1996-12-31
CARRINGTON LABORATORIES INC /TX/
filed 1997-04-07
CIK 718007

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


    ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
   AND
             FINANCIAL DISCLOSURE.

   Effective March 19, 1997, the Company appointed the accounting firm of Ernst & Young LLP as the Company's independent public accountants for fiscal 1997 to replace Arthur Andersen LLP which resigned on that same date. The Company's Board of Directors approved the selection of Ernst & Young LLP as independent public accountants upon the recommendation of the Board's Audit Committee.

   During the two most recent fiscal years and the period of January 1, 1997 through March 18, 1997, there were no disagreements with Arthur Andersen LLP on any matter of accounting principle or practice, financial statement disclosure or auditing scope or procedures or any reportable events. Arthur Andersen LLP's report on the Company's financial statements for the past two years contained no adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles.

   The Company has provided Arthur Andersen LLP with a copy of this revised disclosure and has requested that Arthur Andersen LLP furnish it with a letter addressed to the Securities and Exchange Commission (the "Commission") stating whether it agrees with the above statements. (A copy of Arthur Andersen LLP's letter to the Commission, dated April 7, 1997, is filed as Exhibit 16.1 to this report.)

                            INDEX TO EXHIBITS
                            ------------------

                                                       Sequencially
              Exhibit Number                           Number Page
              ---------------                          -------------

           1)  Exhibit 16.1

                                 SIGNATURES

            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           CARRINGTON LABORATORIES, INC.

      Date: April 7, 1997                  By:/s/ Sheri L. Pantermuehl
                                              --------------------------
                                              Sheri L. Pantermuehl, CFO