Form 10-K/A
period 1996-12-31
CARRINGTON LABORATORIES INC /TX/
filed 1997-05-09
CIK 718007

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

The Company's products are primarily sold through a network of distributors. Three of the Company's largest distributors in the hospital market for the last several years have been Allegiance Healthcare Corporation ("Allegiance", formerly Baxter Healthcare Corporation), Owens & Minor and Bergen Brunswig, which acquired Durr Medical and Colonial Healthcare in December 1996. During fiscal 1994, 1995 and 1996, sales of wound and skin care products to Allegiance represented 11%, 10%, and 9%, respectively, of the Company's total net sales. Sales to Owens & Minor represented 7%, 14%, and 11%, respectively, of total net sales over the same period. Sales to Bergen Brunswig represented 8%, 10%, and 12%, respectively, of total net sales over the same period.

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

In May 1996, the Company granted Ching Hwa Pharmaceutical Company, Ltd. ("CHP"), exclusive distribution rights to market the Company's wound care products in the Republic of China. CHP is required to register the Company's products for sale in Taiwan within a specified time.

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

                         Consumer Health

Caraloe, Inc., a separate subsidiary of the Company ("Caraloe"), markets or licenses consumer products and bulk ingredients utilizing the Company's patented complex carbohydrate technology. Attention has been focused on three goals, the first of which is to sell Caraloe's Aloe Nutritional[TM] brand products through the health food store market. The second goal has been to develop private label aloe products for entrepreneurs seeking a high quality line of aloe products. The third goal has been to become a supplier of bulk Aloe vera raw materials to commercial companies incorporating Aloe vera mucilaginous polysaccharides into their established product lines.

In May 1994, Caraloe signed an agreement with Mannatech, Inc., formerly Emprise International, Inc., to supply it a product known as bulk Manapol(R) powder. In February 1996, an agreement was signed with Mannatech granting it an exclusive license in the United States for Manapol(R) powder. During fiscal 1994, 1995, and 1996, sales of Manapol(R) powder to Mannatech represented 4%, 10%, and 15%, respectively, of the Company's total net sales. In January 1997, the Company received notification from Mannatech that the current supply agreement for Manapol(R) powder would be terminated effective March 31, 1997. As the supply agreement between Caraloe and Mannatech will not be renewed, the exclusive license agreement for the Manapol(R) trade name will also terminate and the Company will then be able to sell Manapol(R) powder and/or license the trademark to other third parties as well as use Manapol(R) powder in the Company's products. The Company plans to reintroduce its Manapol(R) capsules in April 1997.

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

In February 1997, Caraloe entered into a Supply Agreement with Light Resources Unlimited ("LRU"), and effective March 1, 1997, Carrington entered into a related Trademark License Agreement with LRU. The terms of the Supply Agreement and the Trademark License Agreement end on May 12, 2002, and May 4, 2002, respectively, and the term of each agreement is subject to early termination under certain circumstances. The Supply Agreement provides that during the first three months of the term, LRU will purchase from Caraloe quantities of AVMP(R) Powder and/or Manapol(R) Gold[TM] Powder ("Product") to be mutually agreed upon, and beginning May 12, 1997, LRU will purchase from Caraloe annually at least the minimum quantities of Product specified in the agreement. The Supply Agreement also contemplates that LRU will be Caraloe's sole distributor of Product to natural health care practitioners in the United States and Canada, subject to Caraloe's right to sell "simple purchase bulk Product" to natural health care practitioners in quantities exceeding certain specified limits. The Trademark License Agreement grants LRU a non-exclusive license to use the trademarks AVMP(R) Powder and Manapol(R) Gold[TM] Powder in connection with the advertising and sale of Product.

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

In September 1990, the Company granted Solvay Animal Health, Inc., ("Solvay") an exclusive, worldwide license to use and sell a bulk pharmaceutical mannan adjuvant for poultry disease. In January 1992, Solvay received approval from the USDA to market the bulk pharmaceutical mannan as an adjuvant to a vaccine for Marek's disease, a virus infection that kills chickens or renders them unfit for human consumption. Solvay sells the product under the trademark ACM I.

In March 1996, the Company signed an agreement with Farnam Companies, Inc., a leading veterinary marketing company, to promote and sell the CarraVet[TM] product line, including Acemannan Immunostimulant. The CarraVet[TM] product line currently consist of nine products.


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

The Company is marketing or developing several products which in the past were given the general name of acemannan, suggesting the products were identical. This is not correct because there are ten products in development or being marketed that are derived from 3 basic extracts of the Aloe vera plant. The basic freeze-dried Aloe vera extract is reconstituted to produce Manapol(R) and AVMP(R) powders for both food grade and cosmetic grade products. Further refinement produces Bulk Pharmaceutical Mannans ("BAM's") that are used to produce hydrogels; the Carrington[TM] Patch, an oral care product; CarraSorb[TM] M, a freeze-dried wound dressing; adjuvants, ACM I marketed by Solvay, and CARN 500 which is being developed as an adjuvant for various vaccines; and Aliminase[TM] capsules (formerly CARN 1000) which were being developed for the ulcerative colitis program. Finally, Bulk Injectable Mannans ("BIM's") are marketed as Acemannan Immunostimulant (CARN 700), and a product has been developed for the treatment of cancer, CarraVex[TM] injectable (formerly CARN 750).

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

Other preclinical studies conducted in the Company's laboratories and in outside laboratories have shown that certain of the Company's complex carbohydrates stimulate macrophages and other white blood cells to produce cytokines, including interleukin-1, interleukin-6, tumor necrosis factor alpha ("TNFA") and nitric oxide ("NO"), that regulate other cells. Interleukin-1 stimulates fibroblasts, which are essential to wound healing and NO is involved in blood vessel regeneration. Tumor necrosis factor alpha acts against tumors in the body. In addition, laboratory experiments conducted by the Company have shown that some Aloe vera components have both pro- and anti-inflammatory actions as shown in rodent models of wound healing and in inflammation of the lung, colon, joint and ear.

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

Evaluation of CarraVex[TM] injectable (formerly CARN 750) in the Treatment of Solid Tumors in Humans. The Company believes that CarraVex[TM] injectable may be broadly useful in cancer therapy, with potential application in the treatment of major solid tumors, including melanoma, breast carcinoma, prostate carcinoma, colon carcinoma, hypernephroma and soft tissue sarcoma. The Company initiated a Phase I human clinical trial of CarraVex[TM] injectable in certain solid tumor indications. The trial began in the United States in late 1995. As a result of the success of Acemannan Immunostimulant in treating dogs and cats, the Company has reason to believe that CarraVex[TM] injectable may play a significant role in the treatment of cancer in humans.

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

Evaluation of Carrasyn(R) in Wound Healing. In 1993, a study was conducted at M.D. Anderson Cancer Center to determine if Carrasyn(R) Hydrogel was of benefit in treating radiation-induced skin reactions of mice. These studies clearly showed that, when compared to controls, Carrasyn(R) Hydrogel could significantly reduce radiation-induced inflammation and tissue damage in animals. As a result of this work, a small clinical trial was performed in 1994, studying the radiation-sparing effects of Carrasyn(R) Hydrogel wound dressing in four oncology patients. A study conducted at the Diabetic Foot and Wound Center in Denver, Colorado, suggested a higher incidence in wounds healed in sixteen weeks with Carrasyn(R) wound gel as compared to saline gauze. Four new indications (post-surgical incisions, sunburn, diabetic ulcers and radiation dermatitis) for Carrasyn(R) were added in 1995. Further studies may be conducted in 1997.

Evaluation of RadiaCare[TM] Gel in the Treatment of Radiation Dermatitis. In 1996, a study was begun at the Texas Oncology Center of Dallas to determine if RadiaCare[TM] Gel was of benefit in treating radiation dermatitis in humans. The results of this study should be known in mid-1997.

Evaluation of Carrasyn(R) Freeze-Dried Gel (CarraSorb[TM] M) in Wound Healing. Following the submission of a 510(k) pre-market notification for a preservative-free freeze-dried gel for wound care, the FDA cleared Carrington to market CarraSorb[TM] M, and it was launched in early 1996. The Company is performing a case study to support the marketing effort for this product.

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

                          Manufacturing

Prior to the second quarter of 1995, the Company produced substantially all of its wound and skin care products in a leased facility in Dallas, Texas.
During the first quarter of 1994, the Company completed an evaluation of the production requirements that would be needed to meet all federal regulatory requirements as a fully integrated pharmaceutical manufacturer, as well as the production capacity that would be required to meet continued growth in the Company's wound and skin care business. It was decided to move its wound and skin care manufacturing operation to the Company's headquarters facility in Irving, Texas, and expand the facility through higher capacity equipment. The moving, upgrading and expansion of the manufacturing operation began in the fourth quarter of 1994, and the project was completed and production began during the third quarter of 1995. At the same location, the Company has upgraded its capabilities to produce injectable grade pharmaceutical products. The Company believes that the new plant's capacity will provide sufficient capacity for the present line of products, and accommodate new products and sales growth. Final packaging of certain of the Company's wound care products is completed by outside vendors. The Company's calcium alginates, films, foam dressings, gel sheets, tablets, capsules and freeze-dried products are being provided by third parties.

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

The Company has given the trade name Carrasyn(R) to certain of its products containing acetylated mannan derivatives. A selected series of domestic and foreign trademark applications exists for the marks Carrisyn(R), Manapol(R) and Carrasyn(R) which are registered in the United States and several foreign countries. Further, the Company has filed applications for the registration of a number of other trademarks, including AVMP(R), both in the United States and in certain foreign countries. The Company believes that its trademarks and trade names are valuable assets.

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

                            Financing

In January 1995, the Company entered into a financing arrangement with NationsBank of Texas, N.A. (the "Bank"). The agreement was composed of a $2,000,000 line of credit which expired one year from the date of the agreement and a $6,300,000 term loan that was to mature five years from the date of the agreement. The interest rate on both credit facilities was the Company's option of prime plus one-half percent or the London Interbank Offering Rate plus 200 basis points set for a period of thirty, sixty, ninety or one hundred eighty days. The loans were collateralized by the Company's assets and contained certain covenants. As of December 31, 1995, the Company was not in compliance with the term loan's fixed charge ratio covenant.
Rather than amend the terms of the term loan agreement, on April 29, 1996, the Company's management elected to pay off the entire term loan balance of $2,977,000 plus $18,000 in accrued interest with available cash to eliminate the interest expense on the term loan. The Company's line of credit expired January 30, 1996. The Company had reached an oral agreement with the Bank for a new line of collateralized credit for approximately $1,200,000. However due to fees that were payable for the unused line of credit and the Company's lack of immediate need of cash, management elected to withdraw from discussions with the Bank and allowed the agreement to be tabled until such time as a line of credit is desirable and favorable to the Company.

                                   PART II

ITEM 6.   SELECTED CONSOLIDATED FINANCIAL DATA.

   The selected consolidated financial data below should be read in conjunction with the consolidated financial statements of the Company and notes thereto and "Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations." The selected consolidated financial information for the five years ended December 31, 1996, is derived from the consolidated financial statements of the Company which have been audited by Arthur Andersen LLP, independent public accountants.

   Years Ended November 30, 1992, 1993, and 1994, and Month Ended December 31, 1994 and
   Years Ended December 31, 1995 and 1996
   (Dollars and numbers of shares in thousands, except per share amounts))

                                               November 30,                     December 31,
                                        ---------------------------      -------------------------
                                        1992       1993        1994      1994      1995       1996
   Operations Statement Information:   ------    -------     ------     ------    ------     ------
    Net Sales                         $ 20,064  $ 21,184    $ 25,430   $ 1,781  $ 24,374   $ 21,286
    Cost and expenses:
     Cost of sales                       5,113     5,289       6,415       516     7,944     10,327
     Selling, general and
          administrative                 9,687     9,371      11,968       985     12,442    10,771
     Research and development            4,141     5,397       5,334       327      5,370     5,927
     Cost of uncompleted public
          offering                         400         -           -         -          -        -
     Interest, net                         249       218         133        23        115     (304)
                                       -------    ------      ------     -----    -------    ------
   Income (loss) before income taxes       474       909       1,580       (70)    (1,497)   (5,435)
     Provision for income taxes            159       104         159         -        131        88
                                       -------    ------     -------     ------    -------   ------
   -
   Net income (loss)                  $    315  $    805    $  1,421    $  (70)   $(1,628)  $(5,523)
                                      ========  ========    ========    =======   ========  ========
   Net income (loss) per common
     and common equivalent share:     $    .03  $    .09    $    .18    $ (.01)   $  (.22)  $  (.74)*
                                      ========  ========    ========    =======   ========  ========
   Weighted average shares
     used in per share computations      6,801     7,324       7,341      7,344      7,933    8,798
----------------------------------------------------------------------------------------------------


   Balance Sheet Information:
       Working capital                $  5,702  $  5,292    $  4,720     $ 4,472  $  9,095  $13,910
       Total assets                     15,115    16,305      19,797      18,899    27,934   31,202
       Long-term debt,
         net of current portion          2,821     2,168       2,035       1,997        88       46
                                       -------    ------      ------      ------    ------  -------
       Total shareholders' investment $ 10,062  $ 11,041    $ 12,509    $ 12,439  $ 22,399  $27,757
----------------------------------------------------------------------------------------------------

[FN]
   * Net loss per share for the year ended December 31, 1996, gives effect to the accounting treatment announced by the staff of the Securities and Exchange Commission relevant to the Company's Series E convertible preferred stock having "beneficial conversion features." The net loss per share reflects a $986,000 preferred dividend as a result of this treatment. This treatment reflects the conversion premium as a reduction of net income available to common shareholders between the time it is offered, October 21, 1996, and the first available conversion date, December 20,1996, to more closely reflect the evolving accounting literature regarding accounting for beneficial conversion features.


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

The production capacity of the Costa Rica plant is larger than the Company's current usage level. The Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121"), in the first quarter of 1996. SFAS 121 requires that long-lived assets held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be recoverable. At the time of adoption, there was no impairment of asset value in Costa Rica based on historical production levels and future capacity requirements needed to produce the Company's drug Aliminase[TM], then under initial phase III clinical trials (see discussion below). In late October 1996, the Company received the results of the initial phase III clinical trial for the testing of Aliminase[TM] oral capsules, which indicated no statistically significant differences that would support a conclusion that Aliminase[TM] oral capsules provide a therapeutic effect in the treatment of ulcerative colitis. As a result, the Company terminated the second large scale clinical trial and placed further testing of Aliminase[TM] oral capsules on hold. These results triggered a new assessment of the recoverability of the costs of the Costa Rica plant's assets using the methodology provided by SFAS 121 in the fourth quarter of 1996. The net book value of the Costa Rica Plant assets as of December 31, 1996, was $3,958,000. The Company evaluated the value of Costa Rica produced components in its current product mix to determine the amount of net revenues, excluding Manapol(R) powder sales to Mannatech (see discussion of Caraloe sales to Mannatech below), attributable to the Costa Rica plant. Cash inflows for 1997 and future years were estimated using management's current forecast and business plan. All direct costs of the facility, including certain allocations of Company overhead, were considered in the evaluation of cash outflows. Results indicate there is no impairment of value under SFAS 121. However, there is no assurance that future changes in product mix or the content of Costa Rica produced components in the current products will generate sufficient revenues to recover the costs of the plant under SFAS 121 methodology.

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

The Company believes that its available cash resources, after the above described repurchase of the Series E Shares, and expected cash flows from operations will provide the funds necessary to finance its current operations. However, the Company does not expect that its current cash resources will be sufficient to finance the major clinical studies and costs of filing new drug applications necessary to develop its products to their full commercial potential. Additional funds, therefore, may have to be raised through equity offerings, borrowings, licensing arrangements or other means, and there is no assurance that the Company will be able to obtain such funds on satisfactory terms when they are needed.

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

Caraloe's sales increased from $2,907,000 to $3,694,000, or 27.1%. Caraloe sales to Mannatech increased from $2,488,000 to $3,273,000. Of the 1996 sales, $3,213,000 was related to the sale of bulk Manapol(R) powder. Pursuant to the Supply Agreement, Mannatech is currently required to purchase a minimum of 225 kilograms of Manapol(R) powder per month at a purchase price of $1,200 per kilogram. The Supply Agreement provides for an increase in Mannatech's minimum purchase requirement commencing in April 1997, but it also provides for renegotiation by the parties by March 15, 1997 of the purchase price to be paid by Mannatech for Manapol(R) powder. The Company has been informed by Mannatech that the supply agreement will not be renewed. Mannatech has indicated it will honor the minimum purchase requirements through March 31, 1997, the termination date. As the Supply Agreement between Mannatech and the Company will not be renewed, the exclusive license agreement for the
Manapol(R) trade mark will also terminate on March 31, 1997.   The Company
will then be able to sell Manapol(R) powder or license the trade mark to other third parties as well as use it in the Company's products. Mannatech may continue to purchase Manapol(R) powder on an as-needed basis. The termination of the Supply Agreement could have a material effect on the Company's results of operations.

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

Cost of sales increased from $7,944,000 to $10,327,000, or 30.0%. As a percentage of sales, cost of sales increased from 32.2% to 42.0% after adjusting for a $630,000 inventory valuation decrease on June 30, 1996, as described below, and period costs of $104,000 and $766,000 in 1995 and 1996, respectively. The period costs are related to the annual shutdown of the facility in Costa Rica for routine maintenance and inventory reduction programs. The increase in cost of goods sold is largely attributable to the increased sales of bulk Manapol(R) powder, which had a substantially lower profit margin in the first quarter of 1996 as compared to 1995, as a result of decreased production levels in the first quarter of 1996, and as compared to the margins on the Company's wound and skin care products, and the overall 19.1% price decrease which occurred in February of 1996. Additionally, all of the new products introduced in the first half of 1996 are manufactured for the Company by third-party manufacturers and have a lower profit margin than the products manufactured by the Company.

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

Net loss for 1996 was $5,523,000, versus a net loss of $1,628,000 for 1995. This change is a result of a changing product mix, more products manufactured by third parties, decreased sales which resulted from a change in the Medicare reimbursement rates, and increased research and development expenditures related to the Phase III ulcerative colitis study and the ongoing Phase I cancer study. Loss per share was $.74 in 1996, compared to a loss per share of $.22 in 1995. The loss per share available to common shareholders in 1996 includes the recognition of a $986,000, or $.11 per share, beneficial conversion feature of the Company's Series E convertible preferred stock, accounted for as a preferred dividend in the calculation of loss per share for the year ended December 31, 1996.


Fiscal 1995 Compared to Fiscal 1994

Net sales decreased from $25,430,000 to $24,374,000, or 4%. The decrease of $1,056,000 resulted from a $2,518,000, or 11%, decrease in sales of the Company's wound and skin care products. Sales of these products decreased from $23,665,000 to $21,147,000. Fourth quarter sales of the wound and skin care products decreased from $5,900,000 to $4,348,000, or 26%. The Company's wound and skin care products have been marketed primarily to hospitals and select acute care providers. This market has become increasingly competitive as a result of pressures to control health care costs. Hospitals and distributors have reduced their inventory levels and the number of suppliers used. Also, health care providers have formed group purchasing consortiums to leverage their buying power. This environment required the Company to offer greater discounts and allowances during 1995 to maintain customer accounts. Discounts and allowances increased from $1,267,000 to $3,063,000. They averaged 6.2% of gross wound care sales in the fiscal fourth quarter of 1994, compared with an 18.3% average during the fourth quarter of 1995. In February 1996, the Company revised its price list to more accurately reflect current market conditions. Overall wound care prices were lowered by an average of 19%. In addition to these cost pressures, over the last several years the average hospital stay has decreased over 50%, resulting in more patients being treated at alternative care facilities and at home by home health care providers. This also had a negative impact on sales since the Company's sales force had been primarily focused on the hospital market. To counter the market changes, the sales force is now also aggressively pursuing the alternative and home health care markets.

The decrease in the Company's wound and skin care products was partially offset by an increase in sales of Caraloe, Inc., the Company's consumer products subsidiary. Caraloe's sales increased from $1,361,000 to $2,907,000, or 114%. Of this, $1,513,000 is related to the sale of bulk Manapol(R) powder to one customer, Mannatech. Sales of bulk Manapol(R) powder to Mannatech increased from $934,000 to $2,447,000. Sales of the Company's veterinary products decreased from $404,000 to $320,000. In March 1996, the Company entered into an agreement with Farnam Companies, Inc., a leading marketer of veterinary products, to promote and sell its veterinary line on a broader scale.

Cost of sales increased from $6,415,000 to $7,944,000, or 23.8%. As a percentage of sales, cost of sales increased from 25.2% to 32.6%. This increase was attributable in part to the increased sales of bulk Manapol(R) powder, which has a substantially lower profit margin, 33%, as compared to the Company's wound and skin care products. In January 1996, the profit margin on Manapol(R) powder was reduced to 8% as a result of current production levels
and costs at the Company's Costa Rica facility.   Also, the increasing
discounts, as discussed earlier, resulted in the Company's wound and skin care product costs increasing by approximately 4% as a percentage of sales.

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

All statements other than statements of historical fact contained in this report, including but not limited to statements in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" (and similar statements contained in the Notes to Consolidated Financial Statements) concerning the Company's financial position, liquidity, capital resources and results of operations, its prospects for the future and other matters, are forward-looking statements. Forward-looking statements in this report generally include or are accompanied by words such as "anticipate," "believe," "estimate," "expect," "intend" or words of similar import. Such forward-looking statements include, but are not limited to, statements regarding the Company's plan or ability to recover the cost of the Costa Rica plant, to absorb the plant's operating cost, to achieve growth in demand for, or sales of, products, to reduce expenses and manufacturing costs and increase gross margin on existing sales, to use the proceeds from its sale of Series E Convertible Preferred Stock to continue its clinical research programs, to file a registration statement and have it declared effective within the time required by its agreements with the holders of its Series E Convertible Preferred Stock, to vigorously defend the legal proceedings described in this report, to maintain the CD that secures its outstanding letter of credit, to obtain financing when it is needed, to increase the Company's market share in the alternative and home health care markets, to improve its revenues and fund its operations from such revenues and other available cash resources, to enter into licensing agreements, to develop and market new products and increase sales of existing products, to obtain government approval to market new products, to expand its business into a larger segment of the market for wound care products and increase its market share in the alternative care markets, to promote and sell its veterinary products on a broader scale, and various other matters.

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

(b) Reports on Form 8-K.

   During the last quarter of 1996, the Company filed a Form 8-K Current Report dated October 21, 1996 with the Securities and Exchange Commission describing the Company's private placement of 660 shares of Series E Convertible Preferred Stock. See Notes Eight and Eighteen to the Consolidated financial statements for a description of that private placement and subsequent repurchase by the Company of 330 such shares.


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

  Consolidated Statements of Cash Flows -- year ended
    November 30, 1994, month ended December 31, 1994
    and years ended December 31, 1995 and 1996                 F - 5

  Notes to Consolidated Financial Statements                   F - 6

  Report of Independent Public Accountants                    F - 28

Consolidated Balance Sheets
(Dollar amounts in thousands, except share amounts)

                                                December 31,     December 31,
                As of                              1995             1996
                                               ------------     ------------
ASSETS
Current assets:
  Cash and cash equivalents                       $ 6,222         $11,406
  Accounts receivable, net of
    allowance for doubtful accounts of
    $227 and $213 as of December 31,
    1995 and 1996, respectively                     2,227           1,912
  Inventories                                       5,235           3,623
  Prepaid expenses                                    858             368
                                                  -------         -------
Total current assets                               14,542          17,309
  Property, plant and equipment, at cost           18,933          18,851
  Less: Accumulated depreciation                   (6,222)         (7,173)
                                                   12,711          11,678
  Other assets                                        681           2,215
                                                  -------         -------
Total assets                                      $27,934         $31,202
                                                  =======         =======

LIABILITIES AND SHAREHOLDERS' INVESTMENT
LIABILITIES:
  Current portion of long-term debt               $ 3,026         $    29
  Accounts payable                                    590           1,621
  Accrued liabilities                               1,831           1,749
  Short-term borrowings                               -               -
Total current liabilities                           5,447           3,399

  Long-term debt,
   net of current portion                              88              46
                                                  --------        --------
SHAREHOLDERS' INVESTMENT:
 Preferred stock, 1,000,000 shares
  authorized (all series)
   Series C, $100 par value,
     11,840, and 0 shares issued
     December 31, 1995 and
     1996, respectively                             1,167             -
   Series E Convertible, $100 par
     value, 660 issued at
     December 31, 1996                                -                66
 Common stock, $.01 par value,
  30,000,000 shares authorized,
  8,378,999, and 8,869,819
  shares issued and outstanding at
  December 31, 1995 and 1996,
  respectively                                         84              89
 Capital in excess of par value                    44,666          56,680

 Deficit                                          (23,344)        (28,904)
 Foreign currency translation adjustment             (174)           (174)
                                                  --------        --------
Total shareholders' investment                     22,399          27,757
                                                  --------        --------
Total liabilities and
   shareholders' investment                       $27,934         $31,202
                                                  =======         ========

                                    F - 2

[FN]
The accompanying notes are an integral part of these balance sheets.

Consolidated Statements of Operations For the Year Ended November 30, 1994, the Month Ended December 31, 1994 and the Years Ended December 31, 1995 and
1996 (Dollar amounts in thousands, except per share amounts)


                                     November 30,               December 31,
                                     ------------      ----------------------------
                                        1994           1994         1995       1996
                                       ------         ------       ------     ------
Net sales                              $25,430        $1,781      $24,374    $21,286
Cost and expenses:
  Cost of sales                          6,415           516        7,944     10,327
  Selling, general and
    administrative                      11,968           985       12,442     10,771
  Research and development               5,334           327        5,370      5,927
  Interest expense                         171            23          251         88
  Interest income                          (38)          -           (136)      (392)
                                       --------       -------     --------   --------
  Income (loss) before
    income taxes                         1,580           (70)      (1,497)    (5,435)
                                       --------       -------     --------   --------
  Provision for income taxes               159           -            131         88
  Net income (loss)                    $ 1,421        $  (70)     $(1,628)   $(5,523)
                                       =======        =======     ========   ========
Weighted average
    shares outstanding                   7,341         7,344        7,933      8,798

Net income (loss) per common and
  common equivalent share              $   .18        $ (.01)      $ (.22)   $  (.63)

Preferred stock beneficial
  conversion feature (Series E)              -             -             -      (.11)
                                       -------        -------      -------   --------
Net income (loss) per common
  and common equivalent share
  available to common shareholders     $   .18        $ (.01)      $ (.22)   $  (.74)
                                       =======        =======      =======   ========

                                            F - 3

[FN]
The accompanying notes are an integral part of these statements.

Consolidated Statements of Shareholders' Investment
For the Year Ended November 30, 1994, the Month
Ended December 31, 1994, and the Years Ended
December 31, 1995 and 1996
(Dollar amounts and share amounts in thousands)

                                                                                   Foreign
                                                       Capital in                  Currency
                         Preferred       Common        Excess of                   Translation
                           Stock          Stock        Par Value     Deficit       Adjustment
                         ---------       -------       -----------   --------      -----------
                      Shares  Amount  Shares  Amount
                      ------  ------  ------  ------
-----------------------------------------------------------------------------------------------
Balance,
 November 30, 1993       10    $928    7,336  $   74    $33,016     $(22,802)        $(174)
-----------------------------------------------------------------------------------------------
Issuance of
 common stock upon
 exercise of stock
 options and warrants     -     -          8     -           59          -              -
Dividends on
 Preferred stock          1     113      -       -          -           (125)           -
Net income                -     -        -       -          -          1,421            -
-----------------------------------------------------------------------------------------------
Balance,
 November 30, 1994       11  $1,041    7,344  $   74    $33,075     $(21,506)        $(174)
-----------------------------------------------------------------------------------------------
Net loss                  -     -        -       -          -            (70)           -
-----------------------------------------------------------------------------------------------
Balance,
 December 31, 1994       11  $1,041    7,344  $   74    $33,075     $(21,576)        $(174)
------------------------------------------------------------------------------------------------
Sales of common stock
 at $10 per share,
 net of issuance
 costs of $41,000         -     -        300       3      2,956          -              -
Issuance of common
 stock upon exercise
 of stock options
 and warrants             -     -        711       7      8,426          -              -
Issuance of common
 stock for management
 and directors'
 compensation             -     -         24     -          209          -              -
Dividends on
 preferred stock          1     126      -       -          -           (140)           -
Net loss                  -     -        -       -          -         (1,628)           -
------------------------------------------------------------------------------------------------
Balance,
 December 31, 1995       12  $1,167    8,379  $   84    $44,666     $(23,344)        $(174)
------------------------------------------------------------------------------------------------

Issuance of common
 stock upon exercise
 of stock options,
 warrants and
 employee stock
 purchase plan            -     -        316       3      4,604          -              -
Dividends on
 preferred stock          -      35      -       -          -            (37)           -
Conversion of
 preferred to common
 stock (Series C)       (12) (1,202)     175       2      1,200          -              -
Sales of preferred
 convertible stock
 (Series E), $100 Par,
 net of issuance costs
 of $58,000               1      66      -       -        6,210          -              -
Net loss                  -     -        -       -          -         (5,523)           -
------------------------------------------------------------------------------------------------
Balance,
 December 31, 1996        1      66    8,870      89     56,680      (28,904)         (174)
------------------------------------------------------------------------------------------------

                                            F - 4

[FN]
The accompanying notes are an integral part of these statements.

Consolidated Statements of Cash Flows
For the Year Ended November 30, 1994, the
Month Ended December 31, 1994 and the Years Ended
December 31, 1995 and 1996
(Dollar amounts in thousands)
                                                  November 30,           December 31,
                                                  ------------    -------------------------
                                                     1994          1994     1995      1996
                                                    ------        ------   ------    ------
Cash flows from operating activities:
 Net income (loss)                                  $ 1,421      $ (70)   $(1,628)  $(5,523)
 Adjustments to reconcile income (loss)
  to net cash provided (used) by
  operating activities:
   Depreciation and amortization                      1,206        110      1,277     1,273
 Changes in assets and liabilities:
 (Increase) decrease in accounts receivable, net       (603)         6        658       315
 (Increase) decrease in inventories                  (2,072)      (411)      (188)    1,612
 (Increase) decrease in prepaid expenses               (428)       102       (319)      490
  Decrease (increase) in other assets                     8         36       (514)   (1,534)
  Increase (decrease) in accounts payable
    and accrued liabilities                             838       (638)      (545)      949
                                                     -------      -----    -------   -------
  Net cash provided (used) by operating
    activities                                          370       (865)    (1,259)   (2,418)
                                                     -------      -----    -------   -------
Cash flows from investing activities:
 Purchases of property, plant and equipment          (3,014)      (286)    (4,206)     (242)
                                                     -------      -----    -------   -------
  Net cash used by investing activities              (3,014)      (286)    (4,206)     (242)
                                                     -------      -----    -------   -------
Cash flows from financing activities:
 Issuances of common stock                               59        -       11,393     4,607
 Issuance of preferred stock                            -          -          -       6,276
 Proceeds from short- and long-term borrowings        1,500        -        5,742       -
 Payments of short- and long-term debt                 (385)      (187)    (5,848)   (2,999)
 Principal payments of capital lease obligations        (49)        (3)       (64)      (40)
                                                     -------      -----    -------   -------
  Net cash provided (used) by financing activities    1,125       (190)    11,223      7,844
                                                     -------      -----    -------   -------
Net (decrease) increase in cash and
  cash equivalents                                   (1,519)    (1,341)     5,758      5,184
Cash and cash equivalents at beginning of year        3,324      1,805        464      6,222
                                                     -------    -------    -------    ------
Cash and cash equivalents at end of year            $ 1,805    $   464    $ 6,222    $11,406
                                                    ========   =========  ========   =======

Supplemental Disclosure of Cash
 Flow Information:
  Cash paid during the year for interest            $   206    $    20    $   281    $    87
  Cash paid during the year for income taxes            124        -           99         13
Supplemental Disclosure of Non-Cash
Financing Activities:
  Equipment acquired through capital leases             114        -            -         39
  Issuances of common stock and warrants                -          -          209          -

                                        F - 5

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

DEPRECIATION AND AMORTIZATION     Land improvements, buildings and
improvements, furniture and fixtures and machinery and equipment are depreciated on the straight-line method over their estimated useful lives (3-40 years). Leasehold improvements and equipment under capital leases are depreciated over the terms of the respective leases (2 - 5 years).

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

EARNINGS PER SHARE     Earnings per share are based on the weighted average
number of common and common equivalent shares outstanding during each period. Stock options and warrants are included as common stock equivalents if the dilutive effect on net earnings per share is greater than 3%. The common stock equivalents were either antidilutive, or represented dilution of less than 3%, in 1994, 1995 and 1996. Preferred dividends, including the difference between the market value of the Company's common stock and conversion price (the "beneficial conversion feature") of the Company's Series E convertible preferred stock, are deducted from net earnings to arrive at net earnings available to common shareholders. The weighted average numbers of common shares used in computing earnings per share were 7,340,982, 7,932,675, and 8,798,211 for the fiscal years ended November 30, 1994, and December 31, 1995 and 1996, respectively.

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

NOTE TWO.     INVENTORIES:

Inventories are recorded at the lower of first-in, first-out cost or market. The following summarizes the components of inventory at December 31, 1995 and 1996:

(Dollar amounts in thousands)
                                  1995         1996
------------------------------------------------------
Raw materials and supplies      $  714        $  658
Work-in-process                  2,726         1,197
Finished goods                   1,795         1,768
------------------------------------------------------
Total                           $5,235         3,623
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

The production capacity of the Company's Aloe vera processing plant in Costa Rica, where its bulk freeze-dried Aloe vera extract is manufactured, is greater than the Company's current level of usage of the plant. The Company is currently exploring other options to utilize the available capacity. There is no assurance that the Company will be able to fully utilize the Costa Rica plant's capacity. The Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121") in the first quarter of 1996. SFAS 121 requires that long-lived assets held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be recoverable. At the time of adoption, there was no impairment of asset value in Costa Rica based on historical production levels and future capacity requirements needed to produce the Company's drug Aliminase[TM], then under initial phase III clinical trials. Under SFAS 121, when there is an event or change in circumstances that may impair the recoverability of the assets, the carrying amount of the asset should be assessed. In late October 1996, the Company received the results of the initial phase III clinical trial for the testing of Aliminase[TM] oral capsules, which indicated no statistically significant differences that would support a conclusion that Aliminase[TM] oral capsules provide a therapeutic effect in the treatment of ulcerative colitis. As a result, the Company terminated the second large scale clinical trial and placed further testing of Aliminase[TM] oral formulation on hold. These results triggered a new assessment of the recoverability of the costs of the Costa Rica plant's assets using themethodology provided by SFAS 121 in the fourth quarter of 1996. The net book value of the Costa Rica Plant assets as of December 31, 1996, was $3,958,000. The Company evaluated the value of Costa Rica produced components in its current product mix to determine the amount of net revenues, excluding Manapol(R)powder sales to Mannatech (see also Note Thirteen), attributable to the Costa Rica plant. Sales to Mannatech were excluded from the analysis as the Company has been informed by Mannatech that the supply agreement in effect throughout 1996 will not be renewed. As the Supply Agreement between Mannatech and the Company will not be renewed, the exclusive license agreement for the Manapol(R) trademark will also terminate on March 31, 1997. The Company will then be able to sell Manapol(R) powder or license the trademark to other third parties as well as use it in the Company's products. Mannatech may continue to purchase Manapol(R) powder on an as-needed basis, but no such purchases could be anticipated for the SFAS 121 analysis. Cash inflows for 1997 and future years were estimated using management's current forecast and business plan.
All direct costs of the facility, including certain allocations of Company overhead, were considered in the evaluation of cash outflows. Results indicate there is no impairment of value under SFAS 121. However, there is no assurance that future changes in product mix or the content of Costa Rica produced components in the current products will generate sufficient revenues to recover the costs of the plant under SFAS 121 methodology.
The following summarizes
the components of property, plant and equipment at December 31, 1995 and 1996:

(Dollar amounts in thousands)
                                                       1995         1996
----------------------------------------------------------------------------
Land and improvements                               $ 1,389       $ 1,389
Buildings and improvements                            8,073         8,085
Furniture and fixtures                                  868           880
Machinery and equipment                               7,826         7,589
Leasehold improvements                                  330           756
Equipment under capital leases                          447           152
----------------------------------------------------------------------------
Total                                               $18,933       $18,851
----------------------------------------------------------------------------


NOTE FOUR.     OTHER ASSETS:

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

The following summarizes the components of other assets at December 31, 1995 and 1996:

(Dollar amounts in thousands)                    1995             1996
---------------------------------------------------------------------------
Certificate of deposit                           $ -             $1,500
IT product development
   and exclusive distribution agreement           442               392
Investment in ACI                                  -                200
Costa Rica start-up costs                         123                81
Cost of 1995 restructure of bank debt              77               -
Other                                              39                42
---------------------------------------------------------------------------
Total                                            $681            $2,215
---------------------------------------------------------------------------

NOTE FIVE.     ACCRUED LIABILITIES:

The following summarizes significant components of accrued liabilities at December 31, 1995 and 1996:

(Dollar amounts in thousands)
                                                         1995       1996
-------------------------------------------------------------------------
Accrued payroll                                        $  210     $  232
Accrued sales commissions                                 251        187
Accrued taxes                                             165        512
Preferred dividends (Series C Shares)                     124         -
Accrued severance liability                               267         -
Rebates                                                   182        129
Legal                                                      30        125
Other                                                     602        564
--------------------------------------------------------------------------
Total                                                  $1,831     $1,749
--------------------------------------------------------------------------


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

The Securities and Exchange Commission (the "Commission") has taken the position that when preferred stock is convertible to common stock at a conversion rate that is the lower of a rate fixed at issuance or a fixed discount from the common stock market price at the time of conversion, the discounted amount is an assured incremental yield, the "beneficial conversion feature," to the preferred shareholders and should be accounted for as an embedded dividend to preferred shareholders. As such, this dividend was recognized in the earnings per share calculation. Based on the conversion terms of the Series E Shares, an embedded dividend of $986,000, or $0.11 per share, was deducted from net earnings available to common shareholders in the calculation of earnings per share.

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

The Company entered into Registration Rights Agreements (collectively, the "Registration Agreements") with the holders of the Series E Shares obligating the Company to prepare and file with the Commission a registration statement (the "Registration Statement") with respect to the resale of the underlying shares of common stock (including any shares issued in payment of dividends on the Series E Shares or the periodic payments described below. The Registration Agreements provided that if the Commission did not declare the Registration Statement effective on or before January 9, 1997, the Company would make periodic payments to the holders of the Series E Shares equal to 1% of the Purchase Price for the first 30-day period thereafter and 2% of the Purchase Price for each additional 30-day period, prorated to the date on which the Commission declared the Registration Statement effective. Such payments could be made in cash or shares of common stock or a combination of both, at the election of the Company. The Company filed the Registration Statement with the Commission on December 2, 1996.

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

STOCK OPTIONS     The Company has an incentive stock option plan (the "Option
Plan") under which incentive stock options and nonqualified stock options may be granted to certain employees as well as non-employee directors. Options are granted at a price no less than the market value of the shares on the date of the grant, except for incentive options to employees who own more than 10% of the total voting power of the Company's common stock, which are granted at a price no less than 110% of the market value. Options granted expire four to ten years from the dates of grant. The Company accounts for employee stock based compensation under APB Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost been determined based on the fair value of options at their grant dates consistent with the method of Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123"), the Company's net loss and losses per share would have been reduced to the following pro forma amounts:

--------------------------------------------------------
                               1995              1996
--------------------------------------------------------
Net loss (in thousands):
   As reported               $(1,628)         $(5,523)
   Pro forma                  (2,656)          (8,022)

Loss per share:
   As reported               $ (0.22)         $ (0.74)
   Pro forma                   (0.35)           (1.03)
--------------------------------------------------------

Because the SFAS 123 method of accounting has not been applied to options granted prior to January 1, 1995, the pro forma compensation cost may not be representative of the pro forma cost to be expected in future years.

The following summarizes stock option activity for each of the three years ended November 30, 1994, and December 31, 1995 and 1996:

(Shares in thousands)
                                          Options Outstanding
                              ------------------------------------------------
                                                              Weighted-Average
                               Shares      Price Per Share     Exercise Price
------------------------------------------------------------------------------
Balance, November 30, 1993      754     $ 6.25   to   $29.00        $13.96
    Granted                     268     $ 8.25   to   $12.75        $11.47
    Lapsed or canceled         (118)    $ 6.25   to   $21.72        $14.45
    Exercised                    (7)    $ 6.25   to   $10.25        $ 6.25
------------------------------------------------------------------------------
Balance, November 30, 1994      897     $ 6.25   to   $29.00        $12.95
    Granted                     592     $11.12   to   $35.25        $20.63
    Lapsed or canceled          (72)    $ 8.62   to   $20.12        $11.93
    Exercised                  (581)    $ 6.25   to   $29.00        $12.45
------------------------------------------------------------------------------
Balance, December 31, 1995      836     $ 6.25   to   $35.25        $18.82
    Granted                     141     $24.25   to   $47.75        $32.69
    Lapsed or canceled         (109)    $11.25   to   $28.75        $23.81
    Exercised                  (201)    $ 6.25   to   $29.00        $15.33
------------------------------------------------------------------------------
Balance, December 31, 1996      667     $ 6.25   to   $47.75        $21.99
------------------------------------------------------------------------------
Options exercisable at
  December 31, 1996             223     $ 6.25   to   $47.75        $22.84
------------------------------------------------------------------------------
Weighted Average Fair Value of Options
   Granted using SFAS 123 Valuation Method:
                                                  1995    $11.86
                                                  1996     18.70
------------------------------------------------------------------------------

The following table summarizes information about fixed stock options outstanding at December 31, 1996:

                              Options Outstanding                           Options Exercisable
                 ----------------------------------------------       ----------------------------
                     Number        Weighted-Avg                       Number
   Range of        Outstanding      Remaining        Weighted-Avg     Exercisable    Weighted-Avg
Exercise Prices    at 12/31/96   Contractual Life   Exercise Price    at 12/31/96   Exercise Price
----------------   -----------   ----------------   --------------    -----------   --------------
 $ 8.25 to $13.13       227          7.0 years          $11.18             71           $10.74
 $16.56 to $20.13       107          7.0                $18.22             45           $18.62
 $24.25 to $30.25       251          9.1                $27.16             62           $27.62
 $35.25                  45          8.6                $35.25             30           $35.25
 $47.75                  37          7.0                $47.75             15           $47.75
 ----------------   -----------   ----------------   --------------  -----------   --------------
 $ 8.25 to $47.75       667          7.9                $21.99            223           $22.84
 ================   ===========   ================   ==============  ===========   ==============

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

                                          Warrants Outstanding
(Shares in thousands)         ------------------------------------------------
                                                              Weighted-Average
                               Shares      Price Per Share     Exercise Price
------------------------------------------------------------------------------
 Balance, November 30, 1993      331     $ 6.25   to   $26.00        $14.43
     Granted                      10     $ 9.75                      $ 9.75
     Lapsed or canceled          (42)    $18.00   to   $26.00        $23.66
------------------------------------------------------------------------------
 Balance, November 30, 1994      299     $ 6.25   to   $26.00        $14.27
     Granted                      20     $16.00                      $16.00
     Lapsed or canceled          (88)    $11.25   to   $26.00        $17.88
     Exercised                  (102)    $ 6.25   to   $16.25        $11.88
------------------------------------------------------------------------------
 Balance, December 31, 1995      129     $ 9.75   to   $20.13        $13.99
     Lapsed or canceled           (3)    $12.13                      $12.13
     Exercised                   (75)    $12.75   to   $15.00        $13.35
------------------------------------------------------------------------------
 Balance, December 31, 1996       51     $ 9.75   to   $20.13        $15.03
------------------------------------------------------------------------------
 Warrants exercisable at
   December 31, 1996              49     $ 9.75   to   $20.13        $15.14
------------------------------------------------------------------------------

The following table summarizes information about stock warrants outstanding at December 31, 1996:

                              Warrants Outstanding                     Warrants Exercisable
                 ----------------------------------------------  ------------------------------
                     Number        Weighted-Avg                        Number
   Range of        Outstanding      Remaining        Weighted-Avg   Exercisable    Weighted-Avg
Exercise Prices    at 12/31/96   Contractual Life   Exercise Price   at 12/31/96   Exercise Price
----------------   -----------   ----------------   --------------  -----------   --------------
 $ 9.75 to $13.00        20          2.8 years          $11.38             18          $11.14
 $16.00 to $20.13        31          2.8                $17.39             31          $17.39
----------------   -----------   ----------------   --------------  -----------   --------------
 $ 9.75 to $20.13        51          2.8                $15.03             49          $15.14
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
----------------------------------------------

Total rental expenses under operating leases were $447,000, $364,000 and $451,000 for the years ended November 30, 1994, and December 31, 1995 and 1996, respectively.

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

The provisions for federal income and state franchise taxes for the years ended November 30, 1994, and December 31, 1995 and 1996 consisted of the following:

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


NOTE THIRTEEN.     CONCENTRATIONS OF CREDIT RISK:

Financial instruments that potentially expose the Company to concentrations of credit risk, as defined by SFAS No. 105, consist primarily of trade accounts receivable. The Company's customers are not concentrated in any specific geographic region but are concentrated in the health care industry. Significant sales were made to three unaffiliated customers. Allegiance Healthcare Corporation ("Allegiance," formerly Baxter Healthcare Corporation) accounted for $2,775,000, $2,492,000 and $1,877,000; Owens & Minor accounted for $1,795,000, $3,348,000 and $2,433,000; and Bergen Brunswig, which acquired Durr Medical and Colonial Healthcare in December 1996, accounted for $2,042,000, $2,359,000, and $2,568,000 of the Company's net sales in 1994,
1995 and 1996, respectively. Sales by Caraloe, Inc., to an unaffiliated customer, Mannatech, Inc., formerly Emprise International, Inc., accounted for $934,000, $2,488,000 and $3,273,000 of the Company's net sales in 1994, 1995 and 1996, respectively. The Company performs ongoing credit evaluations of its customers' financial condition and establishes an allowance for doubtful accounts based on factors surrounding the credit risk of specific customers and historical trends and other information.

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

                          Carrington Laboratories            Consolidated
                       ---------------------------------    ----------------
Year Ended             Wound                  Carrington    Caraloe    Total
 November 30, 1994      Care    Veterinary     Sales         Inc.      Sales
------------------     -----    ----------    ----------     ------    ------
 Net Sales            $23,665       $404         $24,069      $1,361   $25,430
 Cost of Sales          5,392        190           5,582         833     6,415
                      -------      -----         -------      ------   -------
 Gross Margin         $18,273       $214         $18,487      $  528   $19,015
                      =======      =====         =======      ======   =======

 Year Ended
 December 31, 1995
------------------

 Net Sales            $21,147       $320         $21,467      $2,907   $24,374
 Cost of Sales          5,971        163           6,134       1,810     7,944
                      -------       ----         -------      ------   -------
 Gross Margin         $15,176       $157         $15,333      $1,097   $16,430
                      =======       ====         =======      ======   =======

 Year Ended
 December 31, 1996
------------------

 Net Sales            $17,302       $290         $17,592      $3,694   $21,286
 Cost of Sales          7,128        249           7,377       2,950    10,327
                      -------       ----         -------      ------   -------
 Gross Margin         $10,174       $ 41         $10,215      $  744   $10,959
                      =======       ====         =======      ======   =======

NOTE SEVENTEEN.     UNAUDITED SELECTED QUARTERLY FINANCIAL DATA:

The unaudited selected quarterly financial data below reflect the fiscal years ended December 31, 1995 and 1996, respectively.
(Dollar amounts in thousands, except shares and per share amounts)

1995                 1st Quarter   2nd Quarter   3rd Quarter   4th Quarter
--------------------------------------------------------------------------
 Net sales             $6,276         $6,408        $6,621       $ 5,069
 Gross profit           4,636          4,332         4,351         3,111
 Net (loss) income       (497)          (287)          163        (1,007)
(Loss) income
   per share           $ (.07)        $ (.04)       $  .02       $  (.12)
 Weighted average
   common shares      7,359,387     7,812,878     8,213,508     8,344,929

1996                 1st Quarter   2nd Quarter   3rd Quarter   4th Quarter
--------------------------------------------------------------------------
 Net sales              $5,515         $5,438        $5,112        $5,221
 Gross profit            2,584          2,073         2,967         3,335
 Net (loss) income      (2,156)        (2,545)        ( 839)           17
(Loss) income
   per share           $ (.25)        $ (.29)       $ (.09)        $ (.11) *
 Weighted average
   common shares      8,666,177     8,804,567     8,854,533     8,867,575
--------------------------------------------------------------------------

* Net loss per share for the quarter ended December 31, 1996, gives effect to the accounting treatment announced by the staff of the Securities and Exchange Commission relevant to the Company's Series E convertible preferred stock having "beneficial conversion features." The net loss per share includes a $986,000 preferred dividend as a result of this treatment. This treatment reflects the discount in the conversion price as a reduction of net income available to common shareholders between the date of issuance of the preferred stock, October 21, 1996, and the first available conversion date, December 20, 1996, to more closely reflect the evolving accounting literature regarding accounting for beneficial conversion features.


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

On the Repurchase Date, the Company paid the Series E Shareholders $3,729,000 (330 Series E Shares at $11,300 per share), $92,400 (the periodic payment due on all 660 Series E Shares from January 10, 1997 through February 14, 1997) and $10,759 (7% per annum interest on $3,300,000 from February 15, 1997 to the Repurchase Date). These amounts will be shown as a reduction of Shareholders' Investment in the first quarter of 1997.

-------------------------------------------------------------------------
Report of Independent Public Accountants
-------------------------------------------------------------------------

To the Shareholders and Board of Directors of Carrington Laboratories, Inc., and Subsidiaries:

We have audited the accompanying consolidated balance sheets of Carrington Laboratories, Inc. (a Texas corporation), and subsidiaries as of December 31, 1995, and December 31, 1996, and the related consolidated statements of operations, shareholders' investment, and cash flows for the year ended November 30, 1994, the month ended December 31, 1994, and the two years ended December 31, 1995 and December 31, 1996, as revised, see Note Eight. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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



Arthur Andersen LLP
Dallas, Texas
February 7, 1997 (except with respect to the matter discussed in Notes Eight and Eighteen, as to which the dates are April 25, 1997, and March 4, 1997, respectively).

                                  SIGNATURES

            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           CARRINGTON LABORATORIES, INC.

      Date: April 30, 1997                   By:/s/ Sheri L. Pantermuehl
                                              --------------------------
                                              Sheri L. Pantermuehl, CFO


                                 SIGNATURES

            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           CARRINGTON LABORATORIES, INC.

      Date: April 30, 1997                   By:
                                              --------------------------
                                              Sheri L. Pantermuehl, CFO

                             INDEX TO EXHIBITS


                Exhibit
Exhibit         Sequentially
Number          Numbered Page

3.1             Restated Articles of Incorporation of Carrington
                Laboratories, Inc., (incorporated herein by reference to Exhibit 3.1 to Carrington's 1988
                Annual Report on Form 10-K).

3.2 Statement of Cancellation of Redeemable Shares of Carrington Laboratories, Inc., dated June 9, 1989 (incorporated herein by reference to Exhibit 3.2 to Carrington's 1991 Annual Report on Form 10-K).

3.3 Statement of Change of Registered Office and Registered Agent of Carrington Laboratories, Inc., (incorporated herein by reference to Exhibit 3.1 to Carrington's Quarterly Report on Form 10-Q for the quarter ended May 31, 1991).

3.4 Statement of Resolution Establishing Series D Preferred Stock of Carrington Laboratories, Inc., (incorporated herein by reference to Exhibit 3.1 to Carrington's Quarterly Report on Form 10-Q for the quarter ended August 31, 1991).

3.5             Statement of Resolution Establishing Series E
                Convertible Preferred Stock of Carrington
                Laboratories, Inc., (incorporated herein by reference to exhibit 3.1 to Carrington's Form 8-K
                Current Report dated October 21, 1996).

3.6 Bylaws of Carrington Laboratories, Inc., as amended through April 27, 1995 (incorporated herein by reference to Exhibit 3.5 to Carrington's 1995 Annual Report on Form 10-K).

4.1 Form of certificate for Common Stock of Carrington Laboratories, Inc., (incorporated herein by reference to Exhibit 4.5 to Carrington's Registration Statement on Form S-3 (No. 33-57360) filed with the Securities and Exchange Commission on January 25, 1993).

4.23 Rights Agreement dated as of September 19, 1991, between Carrington Laboratories, Inc., and
                Ameritrust Company National Association
                (incorporated herein by reference to Exhibit 1 to Carrington's Report on Form 8-K dated September
                19, 1991).

10.1            1985 Stock Option Plan of Carrington
                Laboratories, Inc., as amended through April 28,
                1994 (incorporated herein by reference to Exhibit
                4.1 to Carrington's Form S-8 Registration
                Statement (No. 33-64407) filed with the
                Securities and Exchange Commission on November
                17, 1995).

10.2 Form of Nonqualified Stock Option Agreement for employees, as amended, relating to Carrington's 1985 Stock Option Plan (incorporated herein by reference to Exhibit 4.2 to Carrington's Registration Statement on Form S-8 (No. 33-50430) filed with the Securities and Exchange Commission on August 4, 1992).

10.3 Form of Nonqualified Stock Option Agreement for nonemployee directors, as amended, relating to Carrington's 1985 Stock Option Plan (incorporated herein by reference to Exhibit 4.3 to Carrington's Registration Statement on Form S-8 (No. 33-64407) filed with the Securities and Exchange Commission on November 17, 1995).

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

10.7            Employee Stock Purchase Plan of Carrington
                Laboratories, Inc., as amended through June 15,
                1995 (incorporated herein by reference to Exhibit
                10.29 to Carrington's 1995 Annual Report on Form
                10-K).

10.8 Employment Agreement dated July 6, 1993, between Carrington Laboratories, Inc., and Luiz F. Cerqueira (incorporated herein by reference to Exhibit 10.43 to Carrington's 1993 Annual Report on Form 10-K).

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

10.11 Agreement Regarding Termination of Employment and Full and Final Release dated February 16, 1994, between Carrington Laboratories, Inc., and David
                A. Hotchkiss (incorporated herein by reference to Exhibit 10.49 to Carrington's 1993 Annual Report on Form 10-K).

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

10.14 Lease Agreement dated June 15, 1994, between DFW Nine, a California limited partnership, and Carrington Laboratories, Inc., (incorporated herein by reference to Exhibit 10.55 to Carrington's 1994 Annual Report on Form 10-K).

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

10.19 Management Compensation Plan (incorporated herein by reference to Exhibit 10.64 to Carrington's
                1994 Annual Report on Form 10-K).

10.20           Research Agreements dated June 24, 1994,
                September 16, 1994, and February 2, 1995, between
                Southern Research Institute and Carrington
                Laboratories, Inc., (incorporated herein by reference to Exhibit 10.65 to Carrington's 1994
                Annual Report on Form 10-K).

10.21           Trademark License Agreement between Caraloe, Inc.
                (Licensor), and Emprise International, Inc.
                (Licensee), dated March 31, 1995 (incorporated herein by reference to Exhibit 10.2 to Carrington's Second Quarter 1995 Report on Form 10-Q).

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

10.31 Resignation Agreement and Full and Final Release dated February 24, 1995, between Carrington Laboratories, Inc., and Bill H. McAnalley (incorporated herein by reference to Exhibit
                10.68 to Carrington's 1995 Annual Report on Form
                10-K).

10.32 Revised and Restated Resignation Agreement dated March 14, 1995, between Carrington Laboratories, Inc., and Karl H. Meister (incorporated herein by reference to Exhibit 10.69 to Carrington's 1995 Annual Report on Form 10-K).

10.33 Common Stock Purchase Warrant dated August 4, 1995, issued by Carrington Laboratories, Inc., to Clifford T. Kalista (incorporated herein by reference to Exhibit 10.70 to Carrington's 1995 Annual Report on Form 10-K).

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

10.36 Supply and Distribution Agreement between Farnam Companies, Inc., and Carrington Laboratories, Inc., dated March 22, 1996 (incorporated herein by reference to Exhibit 10.76 to Carrington's 1995 Annual Report on Form 10-K).

10.37 Placement Agent Agreement between Carrington Laboratories, Inc., and First Granite Securities, Inc. (incorporated herein by reference to Exhibit
                10.1 to Carrington's Current Report on Form 8-K dated October 21, 1996).

10.38 Indemnification Agreement between the Carrington Laboratories, Inc., and First Granite Securities, Inc. (incorporated herein by reference to Exhibit
                10.2 to Carrington's Current Report on Form 8-K dated October 21, 1996).

10.39 Joint Escrow Instructions from Carrington Laboratories, Inc., and accepted by Krieger & Prager, Esqs., as escrow agent (incorporated herein by reference to Exhibit 10.3 to Carrington's Current Report on Form 8-K dated October 21, 1996).

10.40 Stock Purchase Agreement between Carrington Laboratories, Inc., and each of the purchasers of shares of the Registrant's Series E Convertible Preferred Stock (incorporated herein by reference to Exhibit 10.4 to Carrington's Current Report on Form 8-K dated October 21, 1996).

10.41 Amendment to the Stock Purchase Agreement between Carrington Laboratories, Inc., and each of the purchasers of shares of Carrington's Series E Convertible Preferred Stock, dated October 15, 1996 (incorporated herein by reference to Exhibit
                10.5 to Carrington's Current Report on Form 8-K dated October 21, 1996).

10.42 Registration Rights Agreement between Carrington Laboratories, Inc., and each of the purchasers of shares of Carrington's Series E Convertible Preferred Stock (incorporated herein by reference to Exhibit 10.6 to Carrington's Current Report on Form 8-K dated October 21, 1996).

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

10.47           Form of Nonqualified Stock Option Agreement for
                Employees (incorporated herein by reference to Exhibit 4.1 to Carrington's Second Quarter 1996
                Report on Form 10-Q).

10.48 Carrington Laboratories, Inc., 1995 Stock Option Plan, As Amended and Restated effective March 27, 1996 (incorporated herein by reference to Exhibit
                4.2 to Carrington's Second Quarter 1996 Report on
                Form 10-Q).

10.49           Form of Nonqualified Stock Option Agreement for
                Nonemployee Directors (incorporated herein by reference to Exhibit 4.3 to Carrington's Second
                Quarter 1996 Report on Form 10-Q).

10.50           Form of Incentive Stock Option Agreement for
                Employees (incorporated herein by reference to Exhibit 4.4 to Carrington's Second Quarter 1996
                Report on Form 10-Q).

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

10.54           Sales Distribution Agreement between Suco
                International Corp. and Carrington Laboratories,
                Inc., dated December 1, 1996.

10.55           Sales Distribution Agreement between Recordati,
                S.P.A., and Carrington Laboratories, Inc., and
                Carrington Laboratories Belgium N.V., dated
                December 20, 1996.

10.56           Nonexclusive Distribution Agreement between
                Polymedica Industries, Inc., and Carrington
                Laboratories, Inc., dated November 15, 1996.

10.57 Sales Distribution Agreement between Gamida-Medequip Ltd., and Carrington Laboratories, Inc., dated December 24, 1996.

10.58           Sales Distribution Agreement between Gamida For
                Life BV, and Carrington Laboratories, Inc., dated
                December 24, 1996.

10.59           Sales Distribution Agreement between Darrow
                Laboratorios S/A and Carrington Laboratories,
                Inc., dated December 4, 1996.

10.60 Independent Sales Representative Agreement between Vision Medical and Carrington
                Laboratories, Inc., dated October 1, 1996.

10.61 Independent Sales Representative Agreement between Think Medical, Inc., and Carrington
                Laboratories, Inc., dated October 1, 1996.

10.62 Independent Sales Representative Agreement between Meares Medical Sales Associates and
                Carrington Laboratories, Inc., dated October 1,
                1996.

10.63           Supply Agreement between Aloe Commodities
                International, Inc., and Caraloe, Inc., dated
                February 13, 1997.

10.64           Trademark License Agreement between Light
                Resources Unlimited and Carrington Laboratories,
                Inc., dated March 1, 1997.

10.65           Supply Agreement between Light Resources
                Unlimited and Caraloe, Inc., dated February 13, 1997.

10.66           Sales Distribution Agreement between Penta
                Farmaceutica, S.A., and Carrington Laboratories,
                Inc., dated December 27, 1996.

10.67           Stock Subscription Offer of Aloe Commodities,
                Inc., and Caraloe, Inc., dated October 30, 1996.

10.68 Modification Number Two to the Production Contract dated February 13, 1995, between Carrington Laboraties, Inc., and Oregon Freeze Dry, Inc., listed as Exhibit 10.18, dated November 19, 1996.

10.69           Offer and Agreement of Sale and Purchase of
                Convertible Preferred Series E Stock between holders of Carrington Laboratories, Inc.,
                Convertible Preferred Series E Stock and
                Carrington Laboratories, Inc., dated February 26,
                1997.

10.70           Sales Distribution Agreement between Laboratorios
                PiSA S.A. DE C.V., and Carrington Laboratories,
                Inc., dated November 1, 1995.

10.71 Termination Acknowledgment between China Academy of Sciences and Carrington Laboratories, Inc., dated February 12, 1996, regarding the three agreements listed as Exhibits 10.23, 10.24 and 10.25.

10.72           Letter from Immucell Corporation to Carrington
                Laboratories, Inc., dated February 7, 1996, canceling the License Agreement listed as Exhibit
                10.16.

11.1*           Computation of Net Income (Loss) Per Common and
                Common Equivalent Share (Amendment No. 1).

16.1 Letter from Arthur Andersen LLP to the Securities and Exchange Commission.

21.1            Subsidiaries of Carrington.

23.1            Consent of Arthur Andersen LLP

27.1            Financial Data Schedule


*   Filed herewith.
    Management contract or compensatory plan.