Form 10-Q
period 1997-03-31
CARRINGTON LABORATORIES INC /TX/
filed 1997-05-15
CIK 718007

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                    Form 10-Q

   (Mark One)
               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended     March 31, 1997
                                     -----------------------------
                                      OR
   (   )    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from                      To
                                     --------------------      -----------
      Commission file number      0-11997
                            ----------------------------------------------

                          CARRINGTON LABORATORIES, INC.
             (Exact name of registrant as specified in its charter)
               Texas                               75-1435663
   -------------------------------      ---------------------------------
   (State or other jurisdiction of      (IRS Employer Identification No.)
    incorporation or organization)

                    2001 Walnut Hill Lane, Irving, Texas  75038
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
   Yes   X       No
      -------      ------
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
   Yes          No
      -------      -------
                    APPLICABLE ONLY TO CORPORATE ISSUERS:
   Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.
   8,878,562 shares of Common Stock, $.01 par value, were outstanding at May 11, 1997.

                                  INDEX



                                                              Page
                                                             ------
       Part I.    FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Condensed Consolidated Balance Sheets
                     at March 31, 1997 (unaudited) and
                     December 31, 1996                           3

                  Condensed Consolidated Statements of
                     Operations for the three months
                     ended March 31, 1997 and 1996
                     (unaudited)                                 4

                  Consolidated Statements of Cash Flows
                     for the three months ended March 31,
                     1997 and 1996 (unaudited)                   5

                  Notes to Condensed Consolidated
                     Financial Statements (unaudited)          6-8

         Item 2.  Management's Discussion and Analysis of
                     Financial Condition and Results of
                     Operations                               9-15

       Part II.   OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K              17

                            PART I - FINANCIAL INFORMATION

   Item 1.  Financial Statements

   Condensed Consolidated Balance Sheets
   (Dollar amounts in 000's)

                                               (unaudited)
                                                March 31,     December 31,
                                                  1997            1996
                                               -----------    ------------
       Assets

   Cash and cash equivalents                    $ 6,808         $11,406
   Accounts receivable, net                       2,794           1,912
   Inventories                                    3,461           3,623
   Prepaid expenses                                 379             368
                                                --------        --------
       Total current assets                      13,442          17,309

   Property, plant and equipment, net            11,452          11,678
   Other assets                                   2,179           2,215
                                                --------        --------
           Total assets                         $27,073         $31,202
                                                ========        ========

   Liabilities and Shareholders' Investment

   Current portion of long-term debt            $    32         $    29
   Accounts payable and accrued liabilities       3,033           3,370
                                                --------        --------
        Total current liabilities                 3,065           3,399

   Long-term debt, net of current portion            35              46

   Shareholders' investment:
     Preferred stock                                 33              66
     Common stock                                    89              89
     Capital in excess of par                    52,846          56,680
     Deficit                                    (28,821)        (28,904)
     Foreign currency translation adjustment       (174)           (174)
                                                --------        --------
        Total shareholders' investment           23,973          27,757
                                                --------        --------
   Total liabilities and
      shareholders'equity                       $27,073         $31,202
                                                ========        ========

   The accompanying notes are an integral part of these statements.

   Condensed Consolidated Statements of Operations (unaudited)
   (Dollar amounts and shares in 000's, except per share amounts)

                                                     Three Months Ended
                                                           March 31,
                                                      1997          1996
                                                   ---------     ---------

   Net sales                                        $6,084        $ 5,514
   Cost and expenses:
     Cost of sales                                   2,507          2,930
     Selling, general and administrative             2,728          2,830
     Research and development                          798          1,948
     Interest, net                                     (55)           (38)
                                                    -------       --------
       Income (loss) from operations
         before income taxes                           106         (2,156)
       Provision for income taxes                       22            -
                                                    -------       --------
       Net income (loss)                            $   84        $(2,156)
                                                    =======       ========
   Net income (loss) per common and
      common equivalent share                       $  .01        $ (0.25)

  Less: Earnings attributable to
      preferred shareholders (Series E)               (.01)            -
                                                    -------       --------
   Net income (loss) available to
      common shareholders per common
      and common equivalent share                   $  .00        $ (0.25)
                                                    =======       ========

   Weighted average common and
      common equivalent shares                       8,874          8,666
                                                    =======       ========

   The accompanying notes are an integral part of these statements.

   Condensed Statements of Cash Flows (unaudited)
   (Dollar amounts in 000's)
                                                           Three Months
                                                              Ended
                                                            March 31,
                                                         1997       1996
                                                       --------   --------
   Cash flows from operating activities
         Net income (loss)                              $   84    $(2,156)
      Adjustments to reconcile net income (loss)
        to net cash used by operating activities:
          Depreciation and amortization                    313        323
      Changes in assets and liabilities:
         Increase in receivables, net                     (882)      (197)
         Decrease in inventories, net                      162        622
        (Increase) decrease in prepaid expenses            (11)       253
         Decrease (increase) in other assets                26       (148)
        (Decrease) increase in accounts payable and
           accrued liabilities                            (338)       663
                                                       --------   --------
      Net cash used by operating activities               (646)      (640)
                                                       --------   --------
      Cash flows from investing activities:
         Purchases of property, plant and equipment        (77)      (104)
                                                       --------   --------
      Net cash used by investing activities                (77)      (104)
                                                       --------   --------
      Cash flows from financing activities:
         Issuances of common stock                          18      2,585
         Repurchase of preferred stock                  (3,885)       -
         Debt payments                                      (8)        (9)
                                                       --------   --------
      Net cash (used) provided by
       financing activities                             (3,875)     2,576
                                                       --------   --------
      Net (decrease) increase in cash
         and cash equivalents                           (4,598)     1,832

      Cash and cash equivalents, beginning of period    11,406      6,222
                                                       --------   --------
      Cash and cash equivalents, end of period         $ 6,808    $ 8,054
                                                       ========   ========

      Supplemental disclosure of cash flow
        information
         Cash paid during the period for interest      $     1    $     2
         Cash paid during the period for
            Federal, state and local income taxes           78          1


   The accompanying notes are an integral part of these statements.

   Notes to Condensed Consolidated Financial Statements (unaudited)

   (1)     Condensed Consolidated Financial Statements:

   The condensed consolidated balance sheet as of March 31, 1997 and the condensed consolidated statements of operations for the three month periods ended March 31, 1997 and 1996 and the condensed consolidated statements of cash flows for the three month periods ended March 31, 1997 and 1996, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include all normal recurring adjustments) necessary to present fairly the consolidated financial position, results of operations and cash flows at March 31, 1997, and for all periods presented have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's annual report to shareholders or Form 10-K for the year ended December 31, 1996.

   (2)  Debt:

   The Company had no outstanding bank debt as of March 31, 1997 and December 31, 1996. The Company's long-term debt represents capital equipment lease obligations of the Company.

   (3)  Shareholders' Investment:

   Preferred Stock (Series E)-   On October 21, 1996 (the "Closing Date"),
   the Company completed a $6,600,000 financing involving the private placement of Series E Convertible Preferred Stock (the "Series E Shares"). Each Series E Share has a par value of $100 and an initial purchase price of $10,000 (the "Purchase Price"). After placement fees, legal and other costs related to the private placement, the Company realized net proceeds of $6,266,000. At the Closing Date, the Company's plans called for much of the proceeds from this sale to be used to continue Carrington's clinical research programs.

   The Series E Shares are convertible, at the option of the holder thereof, into shares of the Company's common stock beginning on December 20, 1996, and prior to October 21, 1999 (the "Maturity Date"), at a conversion price per share (the "Conversion Price") equal to the lower of $25.20 (120% of the market price of the Company's common stock as calculated over the three trading-day period ended on the last trading day prior to the Closing Date) or 87% of the market price as calculated over the three trading-day period ending on the last trading day immediately preceding the conversion date. The Conversion Price is subject to adjustment to take into account stock dividends, stock splits and share combinations involving the Company's common stock. Each Series E Share will be convertible into the number of whole shares of common stock determined by dividing $10,000 by the Conversion Price.

   The Securities and Exchange Commission (the "Commission") has taken the position that when preferred stock is convertible to common stock at a conversion rate that is the lower of a rate fixed at issuance or a fixed discount from the common stock market price at the time of conversion, the discounted amount is an assured incremental yield, the "beneficial conversion feature," to the preferred shareholders and should be accounted for as an embedded dividend to preferred shareholders. As such, a dividend of $986,000, or $0.11 per share, was recognized in the earnings per share calculation as of December 31, 1996.

   Each Series E Share outstanding on the Maturity Date will automatically convert into common stock at the then current Conversion Price.
   Holders of Series E Shares will be entitled to receive an annual dividend payment equal to $500 per share for the one year period commencing on October 21, 1998 and ending on October 20, 1999 (equal to 5% of the per share Purchase Price). Dividends are payable only if the Series E Shares are held to maturity, and are payable either in shares of common stock at the then current Conversion Price or in cash, or a combination of both, at the option of the Company.

   The Company entered into Registration Rights Agreements (collectively, the "Registration Agreements") with the holders of the Series E Shares obligating the Company to prepare and file with the Securities and Exchange Commission (the "Commission") a registration statement (the "Registration Statement") with respect to the resale of the underlying shares of common stock (including any shares issued in payment of dividends on the Series E Shares or the periodic payments described below). The Registration Agreements provided that if the Commission did not declare the Registration Statement effective on or before January
   9, 1997, the Company would make periodic payments to the holders of the Series E Shares equal to 1% of the Purchase Price for the first 30-day period thereafter and 2% of the Purchase Price for each additional 30-day period, prorated to the date on which the Commission declared the Registration Statement effective. Such payments could be made in cash or shares of common stock or a combination of both, at the election of the Company. The Company filed the Registration Statement with the Commission on December 2, 1996.

   On October 31, 1996, the Company announced that the results of its first Phase III trial of Aliminase[TM] oral capsules were not favorable and that the Company had placed the Aliminase[TM] project on hold and terminated the second Phase III trial of that product. Those developments resulted in changes in the Company's planned uses of and need for funds. In addition, a decline in the market price of the Company's common stock that followed that announcement increased the extent of dilution that would have occurred if all of the outstanding Series E Shares issued in October 1996 were converted into common stock. Also, since the Registration Statement covering the shares of common stock underlying the Series E Shares had not been declared effective by the Commission, the periodic payments required by the Registration Agreements had begun to accrue (see above).

   Accordingly, the Company's Board of Directors concluded that it was in the best interest of the Company and its shareholders to use a portion of its existing funds to repurchase 50% of the outstanding Series E Shares. This repurchase was completed on March 4, 1997 (the "Repurchase Date"). The price paid by the Company was $11,300 per Series E Share, or a premium of $1,300 over the original Purchase Price. In connection with the repurchase, the parties agreed (i) that no periodic payments would be due for the period from February 15, 1997 through May 15, 1997; (ii) that the Company would pay in cash on the Repurchase Date the periodic payments that had accrued from January 10 through February 14, 1997; (iii) that the Company would pay the holders of the Series E Shares interest at the rate of 7% per annum on the original Purchase Price of their outstanding Series E Shares for the period from February 15, 1997 through the earliest of (a) May 15, 1997,
   (b) the Repurchase Date (in the case of Series E Shares repurchased by the Company), or (c) the date on which the Registration Statement is declared effective by the Commission; and (iv) that if the Commission does not declare the Registration Statement effective on or before May 15, 1997, the periodic payments required by the Registration Agreements will resume accruing on May 16, 1997, but will be equal to 1% of the original Purchase Price of the outstanding Series E Shares through June 15, 1997 and 2% for each additional 30-day period, prorated to the date on which the Commission declares the Registration Statement effective, and will be payable only in cash.

   On the Repurchase Date, the Company paid the Series E Shareholders $3,729,000 (330 Series E Shares at $11,300 per share), $92,400 (the periodic payment due on all 660 Series E Shares from January 10, 1997 through February 14, 1997) and $10,759 (7% per annum interest on $3,300,000 from February 15, 1997 to the Repurchase Date). These amounts are included in Shareholders' Investment. Amounts paid to preferred shareholders in excess of par total $68,000 more than the embedded dividend recognized in the fourth of 1996. This additional deemed dividend was used in the earnings per share calculation for the first quarter of 1997 to reduce net income available to common shareholders.

   (4)   New Accounting Pronouncement:

   In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share", ("SFAS 128"), which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. Utilizing the new method would not impact either primary earnings (loss) per share or fully diluted earnings
   (loss) per share for the quarters ended March 31, 1997 or March 31, 1996.

   (5)   Subsequent Event:

   Following the closing of the Series E Preferred Stock repurchase described in Note Three above, the price of the Company's Common Stock continued to feel the pressure of the potential dilutive effect of a conversion of the remaining preferred shares and the expected future sale of the resulting common shares. The closing sales price of the Company's Common Stock on NASDAQ on April 28, 1997 was $4.875. If all
   330 Series E Shares currently outstanding were converted when the market price was $4.875, the resulting conversion price would be $4.24125
   (87% of $4.875), and the Series E Shares would convert into 778,072 shares of Common Stock. Considering the dilution that could occur if all of the remaining Series E Shares currently outstanding were converted into Common Stock at a low conversion price, as well as the effect that sales of those shares of Common Stock would have on the market price of the Common Stock, the Company's Board of Directors concluded that it was in the best interest of the Company and its shareholders to use a portion of its existing funds to repurchase the remaining Series E Shares. In
   May 1997, the Company initiated negotiations with a representative of the holders of the Series E Shares regarding a proposal for the Company to repurchase all remaining outstanding shares. The terms of the proposal will require the Company to pay $11,490 per Series E Share, or a premium of 14.9% over the original Purchase Price. In addition, the Company will pay holders of the Series E Shares interest at the rate of 7% per annum on the original Purchase Price of their outstanding Series E Shares for the period from February 15, 1997 through the closing date of the proposed repurchase. The Company believes that this transaction will be successfully completed before the end of May 1997.

   The proposed repurchase would require the holders of the outstanding
   Series E Shares to sell all of such shares to the Company. If the repurchase is consumated in accordance with the proposal, the Company expects to pay the holders of the Series E Shares $3,792,000
   (for 330 Series E Shares at $11,490 per share) plus $633 interest per day (7% per annum interest on $3,300,000) from February 15, 1997 to the closing date. These amounts will be paid in cash and will be shown as a reduction of Shareholders' Investment in the second quarter of 1997. Amounts paid to preferred shareholders in excess of par are expected to total approximately $33,000 more than the embedded dividend recognized in the fourth quarter of 1996 and the deemed dividends recognized in the first quarter of 1997. This additional deemed dividend will be used in the earnings per share calculation for the second quarter of 1997 to reduce net income available to common shareholders. However, there is no assurance that the terms of the proposed repurchase will not change or that the repurchase will be consummated on the terms proposed or on any other terms.

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


   Liquidity and Capital Resources

   At March 31, 1997 and December 31, 1996, the Company held cash and cash equivalents of $6,808,000 and $11,406,000, respectively. The decrease in cash of $4,598,000 from December 31, 1996 to March 31, 1997 was largely attributable to the repurchase of 50% of the Series E Preferred Shares outstanding on March 4, 1997 (see Note 3 to the condensed consolidated financial statements). Also contributing to the decrease in cash was the payment of approximately $150,000 in cancellation fees related to the second Phase III clinical study for Aliminase[TM] oral capsules (described below) and extended payment terms granted to Mannatech, Inc.

   The Company regularly evaluates its inventory levels and adjusts production at both its Costa Rica plant, where the bulk freeze-dried aloe vera extract is manufactured, and at its U.S. plant to meet anticipated demand. Additionally, the production capacity of the Costa Rica plant is larger than the Company's current usage level. As a result of these evaluations and excess capacity, production levels may be reduced to the point that the Company may expense unabsorbed overhead as cost of sales.

   The Company adopted Statement of Financial Accounting Standards No.
   121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of ("SFAS 121"), in January 1996. SFAS
   121 requires that long-lived assets held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be recoverable. At the time of adoption, there was no impairment of asset value in Costa Rica based on historical production levels and future capacity requirements needed to produce the Company's drug Aliminase[TM], then under initial phase III clinical trials (see discussion below).
   In late October 1996, the Company received the results of the initial phase III clinical trial for the testing of Aliminase[TM] oral capsules, which indicated no statistically significant differences that would support a conclusion that Aliminase[TM] oral capsules provide a therapeutic effect in the treatment of ulcerative colitis. As a result, the Company terminated the second large scale clinical trial and placed further testing of Aliminase[TM] oral capsules on hold. These results triggered a new assessment of the recoverability of the costs of the Costa Rica plant's assets using the methodology provided by SFAS 121 in the fourth quarter of 1996. The net book value of the Costa
   Rica Plant assets as of March 31, 1997 and December 31, 1996 was $3,785,000 and $3,958,000, respectively. The Company evaluated the value of Costa Rica produced components in its current product mix to determine the amount of net revenues, excluding Manapol[R] powder sales to Mannatech (see discussion of Caraloe sales to Mannatech below), attributable to the Costa Rica plant. Cash inflows for 1997 and future years were estimated using management's current forecast and business plan. All direct costs of the facility, including certain allocations of Company overhead, were considered in the evaluation of cash outflows. Results indicate there is no impairment of value under SFAS
   121. However, there is no assurance that future changes in product mix or the content of Costa Rica produced components in the current products will generate sufficient revenues to recover the costs of the plant under the methodology described in SFAS 121.

   As of March 14, 1997, the Company had no material capital commitments other than its leases and agreements with suppliers. In February 1995, the Company entered into a supply agreement with its supplier of freeze-dried products. The agreement required that the Company establish a $1,500,000 letter of credit. A term loan with NationsBank was initially used to fund this letter of credit. As of April 30, 1997, the supplier had not made a presentation for payment under the letter of credit. In April 1996, and in conjunction with the Company's settlement of the term loan, the Bank agreed to reduce the fees on the letter of credit by one percentage point in consideration of the Company's agreement to purchase and assign to the Bank a certificate of deposit ("CD") in an amount equal to the letter of credit. The Company will maintain the CD until such time as the letter of credit expires or is otherwise released. The contract with the supplier also requires the Company to accept minimum monthly shipments of $30,000 and to purchase a minimum of $2,500,000 worth of product over a period of five years. At the request of the supplier, the minimum purchase requirements were waived for the three month period ending December 31, 1996. The supplier currently produces the CarraSorb[TM] M Freeze Dried Gel and the Carrington[TM] (Aphthous Ulcer) Patch for the Company. Both of these products represent new technology and are still in the product acceptance and launch phase. The Company had approximately $308,000 and $325,000 of CarraSorb[TM] M and Carrington[TM] (Aphthous Ulcer) Patch inventory on hand as of March 31, 1997 and December 31, 1996, respectively. Current sales of both items are lower than the minimum purchase requirement, but the Company believes that as licensing, acceptance and demand for the new technology increases, demand will exceed the minimum purchase requirement. As of April 30, 1997, the Company has purchased products totaling approximately $331,000 from this supplier. The Company is in full compliance with the agreement and, as of April 30, 1997, has the available resources to meet all future minimum purchase requirements.

   Although the aforementioned CD matures every 90 days, the Company's management has elected not to classify the CD as a cash equivalent. As the CD secures a letter of credit, it is effectively unavailable to the Company for other purposes until such time as the letter of credit expires or is otherwise released. Therefore, the CD is included in Other non-current assets for reporting purposes.

   In November 1995, the Company signed a licensing agreement with a supplier of calcium alginates and other wound care products. Under the agreement, the Company has exclusive marketing rights for ten years to advanced calcium alginate products for North and South America and in the People's Republic of China. Under the agreement, the Company made an up-front payment to the supplier of $500,000. This payment resulted in increasing the prepaid assets of the Company. As of March 31, 1997, the net book value of this agreement was $379,000. Additional payments totaling $500,000 will be made to the supplier as new products are delivered.

   The Company began a large scale clinical trial during the third quarter of 1995 for the testing of its Aliminase[TM] oral capsules for the treatment of acute flare-ups of ulcerative colitis. The cost of this clinical trial was approximately $2,300,000. All expenses related to this trial have been recognized and paid. In the third quarter of

   1996, the Company began a second large scale clinical trial for the testing of Aliminase[TM] oral capsules for the treatment of ulcerative colitis. The cost of this trial was expected to be approximately $2,500,000, of which approximately $212,000 was required as an initial payment when the research contract was signed on September 19, 1996.
   The full amount of the initial payment was expensed in the third quarter. In late October 1996, the Company received the results of the initial phase III clinical trial for the testing of Aliminase[TM] oral capsules, which indicated that no statistically significant differences were found to support a therapeutic effect. As a result, the Company terminated the second large scale clinical trial and placed further testing of Aliminase[TM] oral capsules on hold. Approximately $150,000 in cancellation fees was expensed in relation to this termination in 1996. This amount was paid in January 1997. No significant additional expenses related to phase III trials of Aliminase[TM] oral capsules are anticipated.

   In late 1995, the Company began an initial Phase I study using
   CarraVex[TM] injectable (formerly CARN 750) in cancer patients involving six cancer types. The estimated cost of this study is $475,000, of which approximately $296,000 had been expensed as of March 31, 1996.

   Also in late 1995, the Company initiated an ongoing program to reduce expenses and the cost of manufacturing, thereby increasing the gross margin on existing sales. This program included a restructuring of the work force in Costa Rica as well as a change in the manufacturing process for Aloe vera based raw materials. Product costs have been decreased through changes in product packaging, and other costs have been reduced through competitive bidding. Where appropriate, the Company now complies with lower USDA or food grade requirements instead of more stringent FDA requirements. The Company completed a restructuring of the sales force in mid-1996 to position it for growth and is refocusing the sales effort to increase market share in the alternative care markets. As part of this restructuring, the Company eliminated six sales positions, including representatives in five sales territories. The Company replaced three of these positions with commission based independent manufacturer's representatives. Two of the positions were integrated into existing sales territories. And finally, sales representatives in territories that were contributing a low return are now compensated under a compensation plan that emphasizes increased sales. This compensation plan rewards the employee by paying a commission on every sales dollar. To offset the higher commissions, the employees have a significantly lower base salary and are responsible for covering their own travel and entertainment expenses. This program will continue into the foreseeable future and will continually challenge the costs of doing business and, where possible, further reduce the cost of operations.

   In October 1996, the Company completed a $6,600,000 financing involving the private placement of Series E Convertible Preferred Stock (the
   "Series E Shares"). At that time, plans called for much of the proceeds from this sale to be used to continue Carrington's clinical research programs (see Note 3 to the consolidated financial statements).
   On October 31, 1996, the Company announced the results of the first Phase III trial of Aliminase[TM] oral capsules. Due to the unfavorable results of the first Phase III trial, the Aliminase[TM] project was placed on hold. Additionally, the Company's management canceled the second Phase III clinical trial then under contract. This event resulted in significant changes in the Company's planned uses of and need for these funds.

   In addition to the change in the Company's needs, the decline in the market price of the Company's Common Stock increased the extent of dilution that would have occurred if all of the Series E Shares then outstanding were converted into Common Stock. For these and other reasons, the Company's Board of Directors concluded that it was in the best interest of the Company and its shareholders that the Company use a portion of its existing funds to repurchase 100% of the Series E
   Shares (see Note 3 to the condensed consolidated financial statements).
   On March 4, 1997, the Company completed a repurchase of 50% of the Series E Shares and expects to complete a second repurchase for the remaining 50% of the outstanding Series E Shares before the end of May 1997.

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


   First Quarter of 1997 Compared With First Quarter of 1996

   In the past, the Company's wound and skin care products have been marketed primarily to hospitals and select acute care providers. This market has become increasingly competitive as a result of pressures to control health care costs. Hospitals and distributors have reduced their inventory levels and the number of suppliers used. Also, health care providers have formed group purchasing consortiums to leverage their buying power. This environment required the Company to offer greater discounts and allowances to maintain customer accounts. In February 1996, the Company revised its price list to more accurately reflect current market conditions. Overall wound and skin care prices were lowered by a weighted average of 19.1%. With the February price reduction, the Company expected, and began to realize, a decrease in the amount of discounts required. In addition to these cost pressures, over the last several years the average hospital stay has decreased over 50%, resulting in more patients being treated at alternative care facilities and at home by home health care providers. This also had a negative impact on sales since the Company's sales force had been primarily focused on the hospital market. To counter the market changes, the sales force has been aggressively pursuing the alternative care markets.

   To continue to grow its wound care business, the Company realized that it had to expand from the $38 million hydrogel market in which it competed to a much larger segment of the billion dollar plus wound care market. To achieve this objective, an aggressive program of new product development and licensing was undertaken in 1995 with the goal of creating a complete line of wound care products to address all stages of wound management. As a result of this program, the Company launched three new wound care product types in late January 1996. In the first quarter of 1997, the Company launched an additional three new product lines and expanded another product line. The Company expects to launch additional products in mid-1997.

   The following summarizes sales by division and consolidated sales for the three month periods ended March 31, 1997 and 1996:
   (Dollar amounts in 000's)

                                      Carrington Laboratories, Inc.
                         -------------------------------------------------
   Three Months Ended    Wound                 Carrington  Caraloe  Consolidated
   March 31, 1997        Care    Veterinary      Sales       Inc.        Sales
                        ------   ----------   ----------   -------      -------
   Sales, net           $4,623     $ 33         $4,656     $1,428       $6,084
   Cost of sales         1,431       26          1,457      1,050        2,507
                        ------     -----        ------     ------       ------
      Gross margin      $3,192     $  7         $3,199     $  378       $3,577
                        ======     =====        ======     ======       ======

   Three Months Ended
   March 31, 1996

   Sales, net           $4,253     $ 66        $ 4,319     $1,195       $5,514
   Cost of sales         1,867       40          1,907      1,023        2,930
                        ------     -----       -------     ------       ------
      Gross margin      $2,386     $ 26        $ 2,412     $  172       $2,584
                        ======     =====       =======     ======       ======

   Net sales were $6,084,000 in the first quarter of 1997, compared with $5,514,000 in the first quarter of 1996. This increase of $1,570,000, or 10.3%, resulted from an increase of $370,000 in sales of the Company's wound and skin care products from $4,253,000 to $4,623,000, or 8.7%. New products introduced in the first quarter accounted for $121,000 of the increase in wound and skin care sales during the first quarter of 1997.

   Also contributing to the increase in net sales was an increase in sales of Caraloe, Inc., the Company's consumer products subsidiary.
   Caraloe's sales increased from $1,195,000 to $1,428,000, or 19.5%.
   Caraloe sales to Mannatech, Inc., which were primarily Manapol[R] powder, increased from $1,071,000 to $1,080,000. Additionally, Caraloe made its first shipments to Aloe Commodities International, Inc., ("ACI") under a supply agreement signed in late 1996. These shipments resulted in $86,000 in sales in the first quarter of 1997.

   Sales of the Company's veterinary products decreased from $66,000 to $33,000. In March 1996, the Company entered into an agreement with Farnam Companies, Inc., a leading marketer of veterinary products, to promote and sell the Company's veterinary line on a broader scale. In 1997, the Company will begin to private label the veterinary line under the Farnam name. Farnam has increased its sales force and expects to improve its market share with the private labeled products.

   Cost of sales decreased from $2,930,000 to $2,507,000, or 14.4%. As a percentage of sales, cost of sales decreased from 53.1% in the first quarter of 1996 to 41.2% in the first quarter of 1997. The high 1996 cost of sales is the result of period costs related to inventory reduction programs in the first quarter of 1996. In 1997, these period costs were eliminated as desired inventory levels had been obtained by the latter half of 1996.

   Selling, general and administrative expenses decreased to $2,728,000 from $2,830,000, or 3.6%. This decrease is primarily attributable to cost reduction programs put in place in 1996, including savings generated from the restructuring of the sales force.

   Research and development ("R&D") expenses decreased to $798,000 from $1,948,000, or 59.0%. This decrease was the result of the completion of the first phase III pivotal large scale clinical trial for the testing of Aliminase[TM] oral capsules for the treatment of acute flare-ups of ulcerative colitis begun during the third quarter of 1995. This study was substantially completed in the third quarter of 1996. In September of 1996, the Company initiated the second pivotal phase III testing of Aliminase[TM] oral capsules. The initial payment of approximately $212,000 was expensed in the third quarter. In late October 1996, the Company received the results of the initial phase III clinical trial for the testing of Aliminase[TM]. Indications were that no statistically significant differences were found to support a therapeutic effect. As a result, the Company terminated the second large scale clinical trial and further testing of the Aliminase[TM] oral formulation was placed on hold. Approximately $150,000 in cancellation fees was recorded in the third quarter of 1996 and was paid in the first quarter of 1997 in relation to this termination. Also contributing to the decrease in R&D expenses was a reduction of internal salaries and other operating expenses.

   Net interest income of $55,000 was realized in the first quarter of 1997, versus net interest income of $33,000 in the first quarter of 1996, due to having more cash to invest as well as the early retirement of all bank debt in April of 1996.

   Net income for the first quarter of 1997 was $84,000, versus a net loss of $2,156,000 for the first quarter of 1996. This change is a result of a sales increase, the elimination of period costs associated with the inventory reduction programs put in place in early 1996, and reduced research expenditures. Loss per share was $.00 in the first quarter of 1997, compared to a loss per share of $.25 in 1996. The income per share available to common shareholders in 1997 includes the recognition of a $68,000, or $.01 per common share, deemed dividend on the Company's Series E Convertible Preferred Stock in the calculation of income per share for the quarter ended March 31, 1997.

   All statements other than statements of historical fact contained in this report, including statements in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" (and similar statements contained in the Notes to Condensed Consolidated Financial Statements), concerning the Company's financial position, liquidity, capital resources and results of operations, its prospects for the future and other matters, are forward-looking statements.
   Forward-looking statements in this report generally include or are accompanied by words such as "anticipate", "believe", "estimate", "expect", "intend" or words of similar import. Such forward-looking statements include, but are not limited to, statements regarding the Company's plan or ability to recover the cost of the Costa Rica plant, to absorb the plant's operating cost, to achieve growth in demand for, or sales of, products, to reduce expenses and manufacturing costs and increase gross margin on existing sales, to maintain the CD that secures its outstanding letter of credit, to obtain financing when it is needed, to increase the Company's market share in the alternative care markets, to improve its revenues and fund its operations from such revenues and other available cash resources, to enter into licensing agreements, to develop and market new products and increase sales of existing products, to obtain government approval to market new products, to expand its business into a larger segment of the market for wound care products, to increase its market share in the alternative care markets, to promote and sell its veterinary products on a broad scale and various other matters, and to repurchase its outstanding Series E Shares.

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

   Item 6.     Exhibits and Reports on Form 8-K


       a.         Exhibits:
                  -------------------

        11.1 Computation of Net Income (Loss) Per Common and Common Equivalent Share

        27.1      Financial Data Schedule


       b.         Reports on Form 8-K:
                  --------------------
                  No report on Form 8-K was filed by the Company during the quarter ended March 31, 1997.

                                    SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             CARRINGTON LABORATORIES, INC.
                                                    (Registrant)


   Date:  May 15, 1997                        By: /s/ Carlton E. Turner
        ------------------                       ------------------------
                                                  Carlton E. Turner,
                                                  President and C.E.O.


   Date:  May 15, 1997                        By: /s/ Sheri L. Pantermuehl
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


                                            CARRINGTON LABORATORIES, INC.
                                                   (Registrant)



   Date:  May 15, 1997                        By:
        ------------------                       ------------------------
                                                   Carlton E. Turner,
                                                   President and C.E.O.


   Date:  May 15, 1997                        By:
        ------------------                       ------------------------
                                                  Sheri L. Pantermuehl,
                                                  Chief Financial Officer
                                                  and Treasurer

                           INDEX TO EXHIBITS:


   11.1      Computation of Net Income (Loss) Per Common and Common
             Equivalent Share

   27.1      Financial Data Schedule