Form 10-Q
period 1997-06-30
CARRINGTON LABORATORIES INC /TX/
filed 1997-08-14
CIK 718007

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549
                                 Form 10-Q

(Mark One)
            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

   For the quarterly period ended     June 30, 1997
                                  -----------------------------
                                   OR
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
Yes          No
   -------      -------
                 APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.
9,311,329 shares of Common Stock, $.01 par value, were outstanding at August 14, 1997.

                                INDEX



                                                           Page
                                                          ------
    Part I.    FINANCIAL INFORMATION

      Item 1.  Financial Statements

               Condensed Consolidated Balance Sheets
                  at June 30, 1997 (unaudited) and
                  December 31, 1996                           3

               Condensed Consolidated Statements of
                  Operations for the three and six
                  months ended June 30, 1997 and
                  1996 (unaudited)                          4-5

               Consolidated Statements of Cash Flows
                  for the six months ended June 30,
                  1997 and 1996 (unaudited)                   6

               Notes to Condensed Consolidated
                  Financial Statements (unaudited)         7-10

      Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of
                  Operations                              11-16

    Part II.   OTHER INFORMATION

      Item 6.  Exhibits and Reports on Form 8-K              17

                          PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Condensed Consolidated Balance Sheets
(Dollar amounts in 000's)

                                            (unaudited)
                                             June 30,      December 31,
                                               1997            1996
                                            -----------    ------------
    Assets

Cash and cash equivalents                    $ 4,498         $11,406
Accounts receivable, net                       2,937           1,912
Inventories                                    4,107           3,623
Prepaid expenses                                 296             368
                                             -------         -------
    Total current assets                      11,838          17,309

Property, plant and equipment, net            11,276          11,678
Other assets                                   1,905           2,215
                                             -------         -------
        Total assets                         $25,019         $31,202
                                             =======         =======


Liabilities and Shareholders' Investment

Current portion of long-term debt            $    31         $    29
Accounts payable and accrued liabilities       2,861           3,370
                                             -------         -------
     Total current liabilities                 2,892           3,399

Long-term debt, net of current portion            29              46

Shareholders' investment:
  Preferred stock                                  -              66
  Common stock                                    93              89
  Capital in excess of par                    51,532          56,680
  Deficit                                    (29,353)        (28,904)
  Foreign currency translation adjustment       (174)           (174)
                                             -------         -------
     Total shareholders' investment           22,098          27,757
                                             -------         -------
Total liabilities and
   shareholders's equity                     $25,019         $31,202
                                             =======         =======

The accompanying notes are an integral part of these statements.

    Condensed Consolidated Statements of Operations (unaudited)
  (Dollar amounts and shares in 000's, except per share amounts)


                                                  Three Months Ended
                                                        June 30,
                                                   1997          1996
                                                ---------     ---------

Net sales                                        $5,121        $ 5,438
Cost and expenses:
  Cost of sales                                   1,886          3,365
  Selling, general and administrative             2,794          2,920
  Research and development                          796          1,755
  Interest, net                                     154            (57)
                                                 -------       --------
    Loss from operations
      before income taxes                          (509)        (2,545)
    Provision for state income taxes                 22            -
                                                 -------       --------
    Net loss                                     $ (531)       $(2,545)
                                                 =======       ========
Net loss per common and
   common equivalent share                       $(0.06)       $ (0.29)
                                                 =======       ========
Weighted average common and
   common equivalent shares                       8,898          8,805
                                                 =======       ========


The accompanying notes are an integral part of these statements.

     Condensed Consolidated Statements of Operations (unaudited)
   (Dollar amounts and shares in 000's, except per share amounts)

                                                  Six Months Ended
                                                       June 30,
                                                  1997         1996
                                                -------      -------

Net sales                                      $11,204       $10,952
Cost and expenses:
  Cost of sales                                  4,393         6,296
  Selling, general and administrative            5,522         5,749
  Research and development                       1,594         3,703
  Interest, net                                     98           (95)
                                                -------      --------
    Loss from operations
      before income taxes                         (403)       (4,701)
    Provision for state income taxes                45            -
                                                -------      --------
    Net loss                                    $ (448)      $(4,701)
                                                =======      ========

Net loss per common and
   common equivalent share                      $(0.05)       $ (0.54)

Less: Earnings attributable to
   preferred stock holders (Series E)            (0.01)            -
                                                -------       --------
Net loss available to common
   shareholders per common
   and common equivalent share                  $(0.06)       $ (0.54)
                                                =======       ========

Weighted average common and
   common equivalent shares                      8,879          8,735
                                                =======       ========

The accompanying notes are an integral part of these statements.

Condensed Statements of Cash Flows (unaudited)
(Dollar amounts in 000's)
                                                         Six Months
                                                           Ended
                                                          June 30,
                                                      1997       1996
                                                    --------   --------
Cash flows from operating activities
     Net loss                                      $  (448)    $(4,701)
   Adjustments to reconcile net loss to
     net cash used by operating activities:
       Depreciation and amortization                   616         631
   Changes in assets and liabilities:
      Increase in receivables, net                  (1,025)       (202)
     (Increase) decrease in inventories, net          (484)      1,564
      Decrease in prepaid expenses                      72         567
      Decrease (increase)in other assets               290      (1,464)
     (Decrease) increase in accounts payable and
        accrued liabilities                           (510)        849
                                                    -------     -------
   Net cash used by operating activities            (1,489)     (2,756)

   Cash flows from investing activities:
      Purchases of property, plant and equipment      (194)       (138)
                                                    -------     -------
   Net cash used by investing activities              (194)       (138)

   Cash flows from financing activities:
      Issuances of common stock                      2,556       4,464
      Repurchase of preferred stock                 (7,766)         -
      Repayment of bank debt                            -       (2,977)
      Debt payments                                    (15)        (31)
                                                    -------     -------
   Net cash (used) provided by financing activities (5,225)      1,456
                                                    -------     -------
   Net decrease in cash
      and cash equivalents                          (6,908)     (1,438)

   Cash and cash equivalents, beginning of period   11,406       6,222
                                                   -------     -------
   Cash and cash equivalents, end of period        $ 4,498     $ 4,784
                                                   ========    =======

   Supplemental disclosure of cash flow
     information
      Cash paid during the period for interest      $     3    $    82
      Cash paid during the period for
        federal, state and local income taxes       $    77         -



The accompanying notes are an integral part of these statements.

Notes to Condensed Consolidated Financial Statements (unaudited)


(1)  Condensed Consolidated Financial Statements:

The condensed consolidated balance sheet as of June 30, 1997 and the condensed consolidated statements of operations for the three and six month periods ended June 30, 1997 and 1996 and the condensed consolidated statements of cash flows for the six month periods ended June 30, 1997 and 1996, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include all normal recurring adjustments) necessary to present fairly the consolidated financial position, results of operations and cash flows at June 30, 1997, and for all periods presented have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's annual report to shareholders or Form 10-K for the year ended December 31, 1996.


(2)  Debt:

The Company had no outstanding bank debt as of June 30, 1997 and December 31, 1996. The Company's long-term debt represents capital equipment lease obligations of the Company.


(3)  Shareholders' Investment:

Common Stock -   On June 20, 1997, the Company sold a total of 415,000
shares of its Common Stock, par value $.01 per share (the "Shares"), to "accredited investors," as defined in Rule 501(a) promulgated under the Securities Act of 1933, as amended, for an aggregate of approximately $2,496,000 in a self-managed private placement. The purchase price was determined through discussions between the Company and a representative of the investors and was based on the last reported sale price of the Common Stock on June 3, 1997 ($6.875), less a discount of 12.5% to approximate the liquidity risk inherent in unregistered stock. Net proceeds to the Company are expected to be approximately $2,475,000 after payment of expenses. Proceeds of the sale will be used by the Company for general corporate purposes.

The sale of the Shares to the investors was made pursuant to a Stock Purchase Agreement between the Company and each investor (collectively, the "Stock Purchase Agreements"). Under the Stock Purchase Agreements, the Company agreed to use its reasonable best efforts to (i) amend its pending Form S-3 Registration Statement No. 333-17177 (the "Registration Statement"), as described below, currently on file with the Securities and Exchange Commission (the "SEC"), to the extent necessary to permit the sale or other disposition of the Shares by the investors, and (ii) cause the Registration Statement to be declared effective by the SEC by September 19, 1997, and to remain effective for up to June 20, 1998. However, under the terms of the Stock Purchase Agreements, the Company would not be penalized for failing to effect such registration or to keep it effective, provided the Company used its reasonable best efforts to do so.

Preferred Stock (Series E) -   On October 21, 1996 (the "Closing Date"),
the Company completed a $6,600,000 financing involving the private placement of Series E Convertible Preferred Stock (the "Series E

Shares"). Each Series E Share had a par value of $100 and an initial purchase price of $10,000 (the "Purchase Price"). After placement fees, legal and other costs related to the private placement, the Company realized net proceeds of $6,266,000.

The Series E Shares were convertible, at the option of the holder thereof, into shares of the Company's common stock beginning on December 20, 1996, and prior to October 21, 1999 (the "Maturity Date"), at a conversion price per share (the "Conversion Price") equal to the lower of $25.20 (120% of the market price of the Company's common stock as calculated over the three trading-day period ended on the last trading day prior to the Closing Date) or 87% of the market price as calculated over the three trading-day period ending on the last trading day immediately preceding the conversion date. The Conversion Price was subject to adjustment to take into account stock dividends, stock splits and share combinations involving the Company's common stock. Each Series E Share was convertible into the number of whole shares of common stock determined by dividing $10,000 by the Conversion Price.

The SEC has taken the position that when preferred stock is convertible to common stock at a conversion rate that is the lower of a rate fixed at issuance or a fixed discount from the common stock market price at the time of conversion, the discounted amount is an assured incremental yield, the "beneficial conversion feature," to the preferred shareholders and should be accounted for as an embedded dividend to preferred shareholders. As such, a dividend of $986,000, or $0.11 per share, was recognized in the earnings per share calculation as of December 31, 1996.

Each Series E Share outstanding on the Maturity Date would have automatically converted into common stock at the then current Conversion Price. Holders of Series E Shares would have been entitled to receive an annual dividend payment equal to $500 per share for the one year period commencing on October 21, 1998 and ending on October 20, 1999 (equal to 5% of the per share Purchase Price). Dividends were payable only if the Series E Shares were held to maturity, and would have been payable either in shares of common stock at the then current Conversion Price or in cash, or a combination of both, at the option of the Company.

The Company entered into Registration Rights Agreements (collectively, the "Registration Agreements") with the holders of the Series E Shares (the "Series E Share holders") obligating the Company to prepare and file with the SEC the Registration Statement with respect to the resale of the underlying shares of common stock (including any shares issued in payment of dividends on the Series E Shares or the periodic payments described below). The Registration Agreements provided that if the SEC did not declare the Registration Statement effective on or before January 9, 1997, the Company would make periodic payments to the Series E Share holders equal to 1% of the Purchase Price for the first 30-day period thereafter and 2% of the Purchase Price for each additional 30-day period, prorated to the date on which the SEC declared the Registration Statement effective. Such payments could be made in cash or shares of common stock or a combination of both, at the election of the Company. The Company filed the Registration Statement with the Commission on December 2, 1996.

At the Closing Date, the Company's plans called for much of the proceeds from this sale to be used to continue Carrington's clinical research programs. On October 31, 1996, the Company announced that the results of its first Phase III trial of Aliminase oral capsules were not favorable and that the Company had placed the Aliminase project on hold and terminated the second Phase III trial of that product. Those developments resulted in changes in the Company's planned uses of and need for funds. In addition, a decline in the market price of the Company's common stock that followed that announcement increased the extent of dilution that would have occurred if all of the outstanding Series E Shares issued in October 1996 were converted into common stock. Also, since the Registration Statement covering the shares of common stock underlying the Series E Shares had not been declared effective by the SEC, the periodic payments required by the Registration Agreements had begun to accrue (see above).

Accordingly, the Company's Board of Directors concluded that it was in the best interest of the Company and its shareholders to use a portion of its existing funds to repurchase the outstanding Series E Shares. The repurchase of 50% of the outstanding Series E Shares was completed on March 4, 1997 (the "Repurchase Date"). The price paid by the Company was $11,300 per Series E Share, or a premium of $1,300 over the original Purchase Price. In connection with the repurchase, the parties agreed
(i) that no periodic payments would be due for the period from February 15, 1997 through May 15, 1997; (ii) that the Company would pay in cash on the Repurchase Date the periodic payments that had accrued from January 10 through February 14, 1997; (iii) that the Company would pay the Series E Share holders interest at the rate of 7% per annum on the original Purchase Price of their outstanding Series E Shares for the period from February 15, 1997 through the earliest of (a) May 15, 1997, (b) the Repurchase Date (in the case of Series E Shares repurchased by the Company), or (c) the date on which the Registration Statement was declared effective by the SEC; and (iv) that if the SEC did not declare the Registration Statement effective on or before May 15, 1997, the periodic payments required by the Registration Agreements would resume accruing on May 16, 1997, but would be equal to 1% of the original Purchase Price of the outstanding Series E Shares through June 15, 1997 and 2% for each additional 30-day period, prorated to the date on which the SEC declared the Registration Statement effective, and would be payable only in cash.

On the Repurchase Date, the Company paid the Series E Shareholders $3,729,000 (330 Series E Shares at $11,300 per share), $92,400 (the periodic payment due on all 660 Series E Shares from January 10, 1997 through February 14, 1997) and $10,759 (7% per annum interest on $3,300,000 from February 15, 1997 to the Repurchase Date). These amounts are included in Shareholders' Investment. Amounts paid to preferred shareholders in excess of par total $68,000 more than the embedded dividend recognized in the fourth quarter of 1996. This additional deemed dividend was used in the earnings per share calculation for the first quarter of 1997 to reduce net income available to common shareholders.

On May 21, 1997, the Company repurchased the remaining 330 outstanding shares of its Series E Shares from the Series E Shareholders for a total cash purchase price of approximately $3,852,000. The purchase price was determined through discussions between the Company and a representative of the Series E Shareholders and was based on the original price at which the Series E Shareholders had purchased the Series E Shares from the Company ($10,000 per share) plus a premium of $1,490 per share (equal to the premium that would have resulted from a conversion of the Series E Shares into Common Stock of the Company at the applicable conversion price) plus interest at the rate of 7% per annum on $10,000 per Series E Share from February 15, 1997 through the date of the purchase (approximately $60,000). The Company was already obligated to pay the interest portion of the purchase price through May 15, 1997 pursuant to agreements entered into with the Series E Shareholders in March 1997 in connection with the Company's previous repurchase of other Series E Shares. The Company used funds already on hand to repurchase the Series

E Shares. On May 31, 1997, the Company's balance of cash and cash equivalents was approximately $1,173,000, excluding a $1,500,000 certificate of deposit that was pledged to secure a letter of credit issued to a supplier.

(4)   New Accounting Pronouncement:

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share" ("SFAS 128"), which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. Utilizing the new method would not impact either primary earnings (loss) per share or fully diluted earnings (loss) per share for the quarters or six month periods ended June 30, 1997 or June 30, 1996.

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations

Background

The Company is a research-based pharmaceutical and medical device company engaged in the development, manufacturing and marketing of carbohydrate-based therapeutics for the treatment of major illnesses and the dressing and management of wounds and other skin conditions. The Company sells nonprescription products through its wound and skin care division; veterinary medical devices and pharmaceutical products through its veterinary medical division; and consumer products through its consumer products subsidiary, Caraloe, Inc. The Company's research and product portfolio is primarily based on complex carbohydrate technology derived naturally from the Aloe vera L. plant.

The following summarizes unaudited sales by division and unaudited consolidated sales for the three month periods ended June 30, 1997 and
1996:   (Dollar amounts in 000's)
                                   Carrington Laboratories, Inc.
                   -----------------------------------------------------
Three Months Ended   Wound              Carrington  Caraloe Consolidated
June 30, 1997         Care   Veterinary    Sales      Inc.     Sales
------------------   ------  ----------  -------    -------   ------
Sales, net           $4,436    $ 24      $ 4,460    $  661    $5,121
Cost of sales         1,378      29        1,407       479     1,886
                     ------    -----     -------    ------    ------
   Gross margin      $3,058    $ (5)     $ 3,053    $  182    $3,235
                     ======    =====     =======    ======    ======

Three Months Ended
June 30, 1996
------------------
Sales, net           $4,392    $101       $4,493    $  945    $5,438
Cost of sales         2,461      83        2,544       821     3,365
                     ------    -----      ------    ------    ------
   Gross margin      $1,931    $ 18       $1,949    $  124    $2,073
                     ======    =====      ======    ======    ======

The following summarizes unaudited sales by division and unaudited consolidated sales for the six month periods ended June 30, 1997 and
1996:   (Dollar amounts in 000's)
                                   Carrington Laboratories, Inc.
                   -----------------------------------------------------
Six Months Ended     Wound              Carrington  Caraloe Consolidated
June 30, 1997         Care   Veterinary    Sales      Inc.     Sales
------------------   ------  ----------  -------    -------   -------
Sales, net           $9,059    $ 57      $ 9,116    $2,088    $11,204
Cost of sales         2,808      56        2,864     1,529      4,393
                     ------    -----     -------    ------    -------
   Gross margin      $6,251    $  1      $ 6,252    $  559    $ 6,811
                     ======    =====     =======    ======    =======

Six Months Ended
June 30, 1996
------------------
Sales, net           $8,646    $167       $8,813    $2,139    $10,952
Cost of sales         4,328     123        4,451     1,845      6,296
                     ------    -----      ------    ------    -------
   Gross margin      $4,318    $ 44       $4,362    $  294    $ 4,656
                     ======    =====      ======    ======    =======

Liquidity and Capital Resources

At June 30, 1997 and December 31, 1996, the Company held cash and cash equivalents of $4,498,000 and $11,406,000, respectively. The decrease in cash of $6,908,000 from December 31, 1996 to June 30, 1997 was largely attributable to the repurchase of 100% of the Series E Shares outstanding (see Note 3 to the condensed consolidated financial statements). Also contributing to the decrease in cash was the payment of approximately $150,000 in cancellation fees related to the second Phase III clinical study for Aliminase oral capsules (described below). Additionally, the Company has invested in inventory to support the launch of several new product lines during the first half and third quarter of 1997 and to support sales to Mannatech, Inc., and Aloe Commodities International, Inc. Receivables from these two customers totaled $769,000 and $282,000, respectively, as of June 30, 1997. As of August 14, 1997, most of the above balance has been collected. These draws on the Company's cash were partially offset by a $2,496,000 private placement of common stock on June 20, 1997 (see Note 3 to the condensed consolidated financial statements).

The Company regularly evaluates its inventory levels and adjusts production at both its Costa Rica plant, where the products from Aloe vera L. are manufactured, and at its U.S. plant to meet anticipated demand. Additionally, the production capacity of the Costa Rica plant is larger than the Company's current usage level. As a result of these evaluations and excess capacity, production levels may be reduced to the point that the Company may experience unabsorbed overhead. The Company expenses unabsorbed overhead as cost of sales.

The Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121"), in January 1996. SFAS 121 requires that long-lived assets held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be recoverable. At the time of adoption, there was no impairment of asset value in Costa Rica based on historical production levels and future capacity requirements needed to produce the Company's drug Aliminase , then under initial phase III clinical trials (see discussion below). In late October 1996, the Company received the results of the initial phase III clinical trial for the testing of Aliminase oral capsules, which indicated no statistically significant differences that would support a conclusion that Aliminase oral capsules provide a therapeutic effect in the treatment of ulcerative colitis. As a result, the Company terminated the second large scale clinical trial and placed further testing of Aliminase oral capsules on hold. These results triggered a new assessment of the recoverability of the costs of the Costa Rica plant's assets using the methodology provided by SFAS 121 in the fourth quarter of 1996. The net book value of the Costa Rica Plant assets as of June 30, 1997 and December 31, 1996 was $3,802,000 and $3,958,000, respectively. The Company evaluated the value of Costa Rica produced components in its current product mix to determine the amount of net revenues, excluding Manapol powder sales to Mannatech (see discussion of Caraloe sales to Mannatech below), attributable to the Costa Rica plant. Cash inflows for 1997 and future years were estimated using management's current forecast and business plan. All direct costs of the facility, including certain allocations of Company overhead, were considered in the evaluation of cash outflows. Results indicate there is no impairment of value under SFAS 121. However, there is no assurance that future changes in product mix or the content of Costa Rica produced components in the current products will generate sufficient revenues to recover the costs of the plant under the methodology described in SFAS 121.

As of August 10, 1997, the Company had no material capital commitments other than its leases and agreements with suppliers. In February 1995, the Company entered into a supply agreement with its supplier of freeze-dried products. The agreement required that the Company establish a letter of credit equal to 60% of the minimum purchase commitment, as described below. The letter of credit was initially established at $1,500,000 to fulfill this requirement. A term loan with NationsBank was initially used to fund this letter of credit. As of June 30, 1997, the Company had purchased products totaling approximately $425,000 from this supplier, thereby reducing the future minimum purchase commitment to $2,075,000. The letter of credit has therefore been reduced by $250,000 to $1,250,000. As of August 10, 1997, the supplier had not made a presentation for payment under the letter of credit. In April 1996, and in conjunction with the Company's settlement of the term loan, the Bank agreed to reduce the fees on the letter of credit by one percentage point in consideration of the Company's agreement to purchase and assign to the Bank a certificate of deposit ("CD") in an amount equal to the letter of credit. The Company will maintain the CD until such time as the letter of credit expires or is otherwise released. The contract with the supplier also requires the Company to accept minimum monthly shipments of $30,000 and to purchase a minimum of $2,500,000 worth of product over a period of five years. At the request of the supplier, the minimum monthly purchase requirements were waived for the three month period ended December 31, 1996. The supplier currently produces the CarraSorb
M Freeze Dried Gel and the Carrington (Aphthous Ulcer) Patch for the Company. Both of these products represent new technology and are still in the product acceptance and launch phase. The Company had approximately $370,000 and $325,000 of CarraSorb M and Carrington (Aphthous Ulcer) Patch inventory on hand as of June 30, 1997 and December 31, 1996, respectively. Current sales of both items are lower than the minimum purchase requirement, but the Company believes that as licensing, acceptance and demand for the new technology increases, demand will exceed the minimum purchase requirement. The Company is in full compliance with the agreement and, as of August 10, 1997, has the available resources to meet all future minimum purchase requirements.

Although the aforementioned CD matures every 90 days, the Company's management has elected not to classify the portion of the CD that secures the $1,250,000 letter of credit as a cash equivalent. As this portion of the CD secures the letter of credit, it is effectively unavailable to the Company for other purposes until such time as the letter of credit expires or is otherwise released. Therefore, the CD is included in Other non-current assets for reporting purposes.

In November 1995, the Company signed a licensing agreement with a supplier of calcium alginates and other wound care products. Under the agreement, the Company has exclusive marketing rights for ten years to advanced calcium alginate products for North and South America and in the People's Republic of China. Under the agreement, the Company made an up-front payment of $500,000 to the supplier. This payment resulted in increasing the prepaid assets of the Company. As of June 30, 1997, the net book value of this agreement was $367,000. In July 1997, an additional payment of $166,000 was paid to this supplier upon delivery of the CarraSmart Hydrocolloid, a new product scheduled for launch in the third quarter of 1997. Additional payments totaling $334,000 will be made to the supplier as new products are delivered.

The Company began a large scale clinical trial during the third quarter of 1995 for the testing of its Aliminase oral capsules for the treatment of acute flare-ups of ulcerative colitis. The cost of this clinical trial was approximately $2,300,000. All expenses related to this trial have been recognized and paid. In the third quarter of 1996, the Company began a second large scale clinical trial for the testing of Aliminase oral capsules for the treatment of ulcerative colitis. The cost of this trial was expected to be approximately $2,500,000, of which approximately $212,000 was required as an initial payment when the research contract was signed on September 19, 1996. The full amount of the initial payment was expensed in the third quarter. In late October 1996, the Company received the results of the initial phase III clinical trial for the testing of Aliminase oral capsules, which indicated that no statistically significant differences were found to support a therapeutic effect. As a result, the Company terminated the second large scale clinical trial and placed further testing of Aliminase oral capsules on hold. Approximately $150,000 in cancellation fees was expensed in relation to this termination in 1996. This amount was paid in January 1997. The Company anticipates that it will deicde in late 1997 or early 1998 whether reenter clinical trials or to terminate the project. No significant additional expenses related to phase III trials of Aliminase oral capsules are anticipated.

In late 1995, the Company began an initial Phase I dosing study using
CarraVex   injectable (formerly CARN 750) in cancer patients involving six cancer types. The estimated cost of this study is $475,000, of which approximately $315,000 had been expensed as of June 30, 1996. Based on results of the study the Company will select a reformulated dosage form and anticipates making a decision on the future of the project in the first quarter of 1998.

Also in late 1995, the Company initiated an ongoing program to reduce expenses and the cost of manufacturing, thereby increasing the gross margin on existing sales. This program included a restructuring of the work force in Costa Rica as well as a change in the manufacturing process for Aloe vera L. based raw materials that was completed in early 1996. Product costs have been decreased through changes in product packaging, and other costs have been reduced through competitive bidding. Where appropriate, the Company now complies with lower USDA or food grade requirements instead of more stringent FDA requirements. The Company completed a restructuring of the sales force in mid-1996 to position it for growth and is refocusing the sales effort to increase market share in the alternative care markets. As part of this restructuring, the Company eliminated six sales positions, including representatives in five sales territories. The Company replaced three of these positions with commission based independent manufacturer's representatives. Two of the positions were integrated into existing sales territories. Sales representatives in territories that were contributing a low return are now compensated under a compensation plan that emphasizes increased sales. This compensation plan rewards the employee by paying a commission on every sales dollar. To offset the higher commissions, the employees have a significantly lower base salary and are responsible for covering their own travel and entertainment expenses. This program will continue into the foreseeable future and will continually challenge the costs of doing business and, where possible, further reduce the cost of operations.

In October 1996, the Company completed a $6,600,000 financing involving the private placement of Series E Convertible Preferred Stock (the "Series E Shares"). At that time, plans called for much of the proceeds from this sale to be used to continue Carrington's clinical research programs (see Note 3 to the condensed consolidated financial statements). On October 31, 1996, the Company announced the results of the first Phase III trial of Aliminase oral capsules. Due to the unfavorable results of the first Phase III trial, the Aliminase project was placed on hold. Additionally, the Company's management canceled the second Phase III clinical trial then under contract. This event resulted in significant changes in the Company's planned uses of and need for these funds.

In addition to the change in the Company's needs, the decline in the market price of the Company's Common Stock increased the extent of dilution that would have occurred if all of the Series E Shares then outstanding were converted into Common Stock. For these and other reasons, the Company's Board of Directors concluded that it was in the best interest of the Company and its shareholders that the Company use a portion of its existing funds to repurchase 100% of the Series E Shares (see Note 3 to the condensed consolidated financial statements). On March 4, 1997, the Company completed a repurchase of 50% of the Series E Shares. The remaining 330 Series E Shares were repurchased on May 21, 1997.

The Company believes that its available cash resources, after the above described repurchases of the Series E Shares, and expected cash flows from operations will provide the funds necessary to finance its current operations. However, the Company does not expect that its current cash resources will be sufficient to finance the major clinical studies and costs of filing new drug applications necessary to develop its products to their full commercial potential. Additional funds, therefore, may have to be raised through equity offerings, borrowings, licensing arrangements or other means, and there is no assurance that the Company will be able to obtain such funds on satisfactory terms when they are needed.

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


Second Quarter of 1997 Compared With Second Quarter of 1996

In the past, the Company's wound and skin care products have been marketed primarily to hospitals and select acute care providers. This market has become increasingly competitive as a result of pressures to control health care costs. Hospitals and distributors have reduced their inventory levels and the number of suppliers used. Also, health care providers have formed group purchasing consortiums to leverage their buying power. This environment required the Company to offer greater discounts and allowances to maintain customer accounts. In February 1996, the Company revised its price list to more accurately reflect current market conditions. Overall wound and skin care prices were lowered by a weighted average of 19.1%. With the February 1996 price reduction, the Company expected, and began to realize, a decrease in the amount of discounts required. In addition to these cost pressures, over the last several years the average hospital stay has decreased over 50%, resulting in more patients being treated at alternative care facilities and at home by home health care providers. This also had a negative impact on sales since the Company's sales force had been primarily focused on the hospital market. To counter the market changes, the sales force has been aggressively pursuing the alternative care markets.

To continue to grow its wound care business, the Company realized that it had to expand from the estimated $38 million hydrogel market in which it competed to a much larger segment of the billion dollar plus wound care market. To achieve this objective, an aggressive program of new product development and licensing was undertaken in 1995 with the goal of creating a complete line of wound care products to address all stages of wound management. As a result of this program, the Company launched three new wound care product types in late January 1996. In the first half of 1997, the Company launched an additional three new product lines and expanded another product line. The Company expects to launch additional products in the second half of 1997.

Net sales were $5,121,000 in the second quarter of 1997, compared with $5,438,000 in the second quarter of 1996. This decrease of $317,000, or 5.8%, resulted from a decrease in sales of Caraloe, Inc., the Company's consumer products subsidiary. Caraloe's sales decreased from $945,000 to $661,000, or 30.1%. Caraloe sales to Mannatech, Inc., which were primarily Manapol powder, decreased from $831,000 in 1996 (1996 sales of Manapol powder to Mannatech were made under an exclusive license agreement and a supply agreement) to $365,000 in 1997. Additionally, Caraloe made shipments to Aloe Commodities International, Inc., ("ACI") under a supply agreement signed in late 1996. These shipments resulted in $156,000 in sales in the second quarter of 1997.

Also contributing to the decrease in net sales was a reduction in sales of the Company's veterinary products from $101,000 to $24,000. In March 1996, the Company entered into an agreement with Farnam Companies, Inc., a leading marketer of veterinary products, to promote and sell the Company's veterinary line on a broader scale. In late 1997, the Company will begin to private label the veterinary line under the Farnam name. Farnam has increased its sales force and expects to improve its market share with the private labeled products.

Partially offsetting the above sales decreases was an increase of $44,000 in sales of the Company's wound and skin care products from $4,392,000 to $4,436,000, or 1.0%. New products introduced in the first quarter of 1997 accounted for $117,000 in wound and skin care sales during the second quarter of 1997.

Cost of sales decreased from $3,365,000 to $1,886,000, or 44.0%. As a percentage of sales, cost of sales decreased from 61.9% in the second quarter of 1996 to 36.8% in the second quarter of 1997. The high 1996 cost of sales was the result of period costs related to inventory reduction programs in the first half of 1996. In 1997, these period costs were eliminated as desired inventory levels had been obtained by the latter half of 1996.

Selling, general and administrative expenses decreased to $2,794,000 from $2,920,000, or 4.3%. This decrease was primarily attributable to cost reduction programs put in place in 1996, including savings generated from the restructuring of the sales force.

Research and development ("R&D") expenses decreased to $796,000 from $1,755,000, or 54.6%. This decrease was the result of the completion of the first phase III pivotal large scale clinical trial for the testing of Aliminase oral capsules for the treatment of acute flare-ups of ulcerative colitis begun during the third quarter of 1995. This study was substantially completed in the third quarter of 1996. In September of 1996, the Company initiated the second pivotal phase III testing of Aliminase oral capsules. The initial payment of approximately $212,000 was expensed in the third quarter. In late October 1996, the Company received the results of the initial phase III clinical trial for the testing of Aliminase . Indications were that no statistically significant differences were found to support a therapeutic effect. As a result, the Company terminated the second large scale clinical trial and further testing of the Aliminase oral formulation was placed on hold. Approximately $150,000 in cancellation fees was recorded in the third quarter of 1996 and was paid in the first quarter of 1997 in relation to this termination. Also contributing to the decrease in R&D expenses was a reduction of internal salaries and other operating expenses.

Net interest and other expenses of $154,000 was realized in the second quarter of 1997, versus net interest income of $57,000 in the second quarter of 1996. In the second quarter of 1997, the Company realized losses on its mutual fund account of $204,000, or 1.8% of the beginning year cash balance, when the account was converted to cash to meet the financing needs of the Company. This mutual fund account was based on various blue-chip and treasury fixed income securities. Although considered among the most conservative type of investments, the Company is reevaluating its idle cash strategies to further reduce the risk of losses by minimizing market risk.

Net loss for the second quarter of 1997 was $531,000, versus a net loss of $2,545,000 for the second quarter of 1996. This change was a result of the elimination of period costs associated with the inventory reduction programs put in place in early 1996, and reduced research expenditures. Loss per share was $.06 in the second quarter of 1997, compared to a loss per share of $.29 in 1996.


First Six Months of 1997 Compared With First Six Months of 1996

Net sales were $11,204,000 in the first six months of 1997, compared with $10,952,000 in the first six months of 1996. This increase of $252,000, or 2.3%, resulted from an increase of $413,000 in sales of the Company's wound and skin care products from $8,646,000 to $9,059,000, or 4.8%. New products introduced in the first six months of 1997 accounted for $237,000 in wound and skin care sales in the first six months of 1997.

Partially offsetting the above sales increase was a decrease in sales of Caraloe, Inc., the Company's consumer products subsidiary. Caraloe's sales decreased from $2,139,000 to $2,088,000, or 2.4%. Caraloe sales to Mannatech, Inc., which were primarily Manapol powder, decreased from $1,903,000 in 1996 (sales of Manapol powder to Mannatech were made under an exclusive license agreement and a supply agreement through March 31,
1997) to $1,445,000 in 1997. Additionally, Caraloe made its first shipments to Aloe Commodities International, Inc., ("ACI") under a supply agreement signed in late 1996. These shipments resulted in $301,000 in sales in the first six months of 1997.

Also contributing to the decrease in net sales was a reduction in sales of the Company's veterinary products from $167,000 to $57,000. In March 1996, the Company entered into an agreement with Farnam Companies, Inc., a leading marketer of veterinary products, to promote and sell the

Company's veterinary line on a broader scale. In late 1997, the Company will begin to private label the veterinary line under the Farnam name. Farnam has increased its sales force and expects to improve its market share with the private labeled products.

Cost of sales decreased from $6,296,000 to $4,393,000, or 30.2%. As a percentage of sales, cost of sales decreased from 57.5% in the first six months of 1996 to 39.2% in the fist six months of 1997. The high 1996 cost of sales was the result of period costs related to inventory reduction programs in the first half of 1996. In 1997, these period costs were eliminated as desired inventory levels had been obtained by the latter half of 1996.

Selling, general and administrative expenses decreased to $5,522,000 from $5,749,000, or 3.9%. This decrease was primarily attributable to cost reduction programs put in place in 1996, including savings generated from the restructuring of the sales force.

Research and development ("R&D") expenses decreased to $1,594,000 from $3,703,000, or 57.0%. This decrease was the result of the completion of the first phase III pivotal large scale clinical trial for the testing of Aliminase oral capsules for the treatment of acute flare-ups of ulcerative colitis begun during the third quarter of 1995. This study was substantially completed in the third quarter of 1996. In September of 1996, the Company initiated the second pivotal phase III testing of Aliminase oral capsules. The initial payment of approximately $212,000 was expensed in the third quarter. In late October 1996, the Company received the results of the initial phase III clinical trial for the testing of Aliminase . Indications were that no statistically significant differences were found to support a therapeutic effect. As a result, the Company terminated the second large scale clinical trial and further testing of the Aliminase oral formulation was placed on hold. Approximately $150,000 in cancellation fees was recorded in the third quarter of 1996 and was paid in the first quarter of 1997 in relation to this termination. Also contributing to the decrease in R&D expenses was a reduction of internal salaries and other operating expenses.

Net interest and other expenses of $99,000 was realized in the fist six months of 1997, versus net interest income of $95,000 in the first six months of 1996. In the first half of 1997, the Company realized losses on its mutual fund account of $204,000, or 1.8% of the beginning year cash balance, when the account was converted to cash to meet the financing needs of the Company.

Net loss for the first six months of 1997 was $448,000, versus a net loss of $4,701,000 for the first six months of 1996. This change was a result of the elimination of period costs associated with the inventory reduction programs put in place in early 1996, and reduced research expenditures. Loss per share was $0.06 in the first six months of 1997, compared to a loss per share of $0.54 in 1996. The loss per common share in 1997 included the recognition of a $70,000, or $0.01 per common share, deemed dividend on the Company's Series E Convertible Preferred Stock in the calculation of loss per common share for the six month period ended June 30, 1997.

All statements other than statements of historical fact contained in this report, including statements in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" (and similar statements contained in the Notes to Condensed Consolidated Financial Statements), concerning the Company's financial position, liquidity, capital resources and results of operations, its prospects for the future and other matters, are forward-looking statements. Forward-looking statements in this report generally include or are accompanied by words such as "anticipate", "believe", "estimate", "expect", "intend" or words of similar import. Such forward-looking statements include, but are not limited to, statements regarding the Company's plan or ability to recover the cost of the Costa Rica plant, to absorb the plant's operating cost, to achieve growth in demand for, or sales of, products, to reduce expenses and manufacturing costs and increase gross margin on existing sales, to maintain the CD that secures its outstanding letter of credit, to obtain financing when it is needed, to increase the Company's market share in the alternative care markets, to improve its revenues and fund its operations from such revenues and other available cash resources, to enter into licensing agreements, to develop and market new products and increase sales of existing products, to obtain government approval to market new products, to expand its business into a larger segment of the market for wound care products, to increase its market share in the alternative care markets, to promote and sell its veterinary products on abroad scale and various other matters, and to repurchase its outstanding Series E Shares.

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

Part II

Item 1.     Legal Proceedings


On September 13, 1996, Linda M. Miller ("Miller"), a former employee of the Company, filed a lawsuit styled Linda M. Miller vs. Carrington Laboratories, Inc., Cause No. 96-9971 in the 191st District Court of Dallas County, Texas, alleging breach of contract in connection with her employment with the Company. Miller seeks to recover damages in excess of $50,000, exclusive of interest and costs. The Parties entered into an agreed order of dismissal on June 24, 1997. With each party bearing their own legal costs.

On June 12, 1997, Allison Kindt ("Kindt"), a former employee of the Company, filed a lawsuit styled Allison Kindt v.
Carrington Laboratories, Inc., Civil Action No. 5-97-CV-469-BO(1), in the United States District Court for the Eastern District of
North Carolina, Western Division, alleging sex discrimination and retaliation and employment action in violation of public policy against sex discrimination in connection with her employment with the Company. Kindt seeks to recover such additional compensation and other benefits of employment and back pay as she would have received had her employment not been terminated. The Company has responded to these allegations and is vigorously defending this action.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.


At the 1997 Annual Meeting of Shareholders held on May 22, 1997, George DeMott, Robert A. Fildes, Ph.D., and Carlton E. Turner, Ph.D., D.Sc., were elected to serve as directors of the Company for terms expiring at the 2000 annual meeting. The votes for each director were:

                                          FOR          AGAINST
                                       ---------      ---------
     George DeMott:                    7,009,830        95,031
     Robert A. Fildes, Ph.D.:          7,009,727        95,134
     Carlton E. Turner, Ph.D., D.Sc.:  7,009,392        95,469


The appointment of Ernst & Young LLP as independent auditors for the Company for the fiscal year ended December 31, 1997 was approved by a vote of outstanding shares of the Company's common stock. The vote was:


                                       For:  7,058,657
                                   Against:     28,951
                                 Abstained:     17,253

Item 6.     Exhibits and Reports on Form 8-K


    a.         Exhibits:
               -------------------


      4.1+* Agreement Regarding Termination of Employment and Full and Final Release dated June 2, 1997, between Carrington Laboratories, Inc., and Sheri L. Pantermuehl

      4.2 Form of Letter Agreement dated May 9, 1997 between the Registrant and each holder of Series E Convertible Preferred Stock (incorporated herein by reference to Exhibit 10.1 to Carrington's Current Report on Form 8-K dated May 21, 1997)

      4.3 Form of Second Offer and Agreement of Sale and Purchase dated May 15, 1997 between the Registrant and each holder of Series E Convertible Preferred Stock (incorporated herein by reference to Exhibit 10.2 to Carrington's Current Report on Form 8-K dated May 21, 1997)

      4.4 Form of Stock Purchase Agreement dated June 20, 1997 between the Registrant and each purchaser of Common Stock (incorporated herein by reference to Exhibit 10.1 to Carrington's Current Report on Form 8-K dated June 20,
              1997)

     11.1*     Computation of Net Income (Loss) Per Common and Common
               Equivalent Share

     27.1*     Financial Data Schedule


    b.         Reports on Form 8-K:
               --------------------
               Reports on Form 8-K dated May 21, 1997 and June 20, 1997 were was filed by the Company on June 5, 1997 and July 7, 1997, respectively.










*     Filed herewith.
+     Management contract or compensatory plan.

                                 SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          CARRINGTON LABORATORIES, INC.
                                                 (Registrant)


Date: August 14, 1997                        By: /s/ Carlton E. Turner
     ------------------                       ------------------------
                                               Carlton E. Turner,
                                               President and C.E.O.


Date: August 14 , 1997                       By: /s/ F. Gene Winfield
     ------------------                       -----------------------
                                               F. Gene Winfield,
                                               Corporate Controller

                                 SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         CARRINGTON LABORATORIES, INC.
                                                (Registrant)



Date: August 14, 1997                        By:
     ------------------                        -----------------------
                                                Carlton E. Turner,
                                                President and C.E.O.


Date: August 14, 1997                        By:
     ------------------                        -----------------------
                                                F. Gene Winfield,
                                                Corporate Controller

INDEX TO EXHIBITS:



                                                                     Page
      4.1+*   Agreement Regarding Termination of Employment
              and Full and Final Release dated June 2, 1997,
              between Carrington Laboratories, Inc., and Sheri L.
              Pantermuehl                                             E-2

      4.2 Form of Letter Agreement dated May 9, 1997 between the Registrant and each holder of Series E Convertible Preferred Stock (incorporated herein by reference to Exhibit 10.1 to Carrington's Current Report on Form 8-K dated May 21, 1997)

      4.3 Form of Second Offer and Agreement of Sale and Purchase dated May 15, 1997 between the Registrant and each holder of Series E Convertible Preferred Stock (incorporated herein by reference to Exhibit
              10.2 to Carrington's Current Report on Form 8-K dated May 21, 1997)

      4.4 Form of Stock Purchase Agreement dated June 20, 1997 between the Registrant and each purchaser of Common Stock (incorporated herein by reference to Exhibit
              10.1 to Carrington's Current Report on Form 8-K dated
              June 20, 1997)

     11.1*     Computation of Net Income (Loss) Per Common and
               Common Equivalent Share                                E-7

     27.1*     Financial Data Schedule                                E-8




*     Filed herewith.
+     Management contract or compensatory plan.