Form 10-Q
period 1997-09-30
CARRINGTON LABORATORIES INC /TX/
filed 1997-11-14
CIK 718007

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                    Form 10-Q
   (Mark One)
               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended     September 30, 1997
                                     -----------------------------
                                      OR
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
   Yes          No
      -------      -------
                    APPLICABLE ONLY TO CORPORATE ISSUERS:
   Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.
   9,319,177 shares of Common Stock, $.01 par value, were outstanding at October 31, 1997.

                                  INDEX



                                                              Page
                                                             ------
       Part I.    FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Condensed Consolidated Balance Sheets
                     at September 30, 1997 (unaudited) and
                     December 31, 1996                           3

                  Condensed Consolidated Statements of
                     Operations for the three and nine
                     months ended September 30, 1997 and
                     1996 (unaudited)                          4-5

                  Consolidated Statements of Cash Flows
                     for the nine months ended September 30,
                     1997 and 1996 (unaudited)                   6

                  Notes to Condensed Consolidated
                     Financial Statements (unaudited)          7-8

         Item 2.  Management's Discussion and Analysis of
                     Financial Condition and Results of
                     Operations                               9-14

       Part II.   OTHER INFORMATION

         Item 1.  Legal Proceedings                             15

         Item 6.  Exhibits and Reports on Form 8-K              16


                            PART I - FINANCIAL INFORMATION

   Item 1.  Financial Statements

   Condensed Consolidated Balance Sheets
   (Dollar amounts in 000's)

                                               September 30,  December 31,
                                                  1997            1996
                                               -----------    ------------
                                               (unaudited)
       Assets
   Cash and cash equivalents                    $ 4,150         $11,406
   Accounts receivable, net                       3,345           1,912
   Inventories                                    4,533           3,623
   Prepaid expenses                                 238             368
                                                -------         -------
       Total current assets                      12,266          17,309

   Property, plant and equipment, net            11,039          11,678
   Other assets                                   2,014           2,215
                                                -------         -------
           Total assets                         $25,319         $31,202
                                                =======         =======


   Liabilities and Shareholders' Investment

   Current portion of long-term debt            $    32         $    29
   Accounts payable and accrued liabilities       2,826           3,370
                                                -------         -------
        Total current liabilities                 2,858           3,399

   Long-term debt, net of current portion            19              46

   Shareholders' investment:
     Preferred stock                                  -              66
     Common stock                                    93              89
     Capital in excess of par                    51,545          56,680
     Deficit                                    (29,022)        (28,904)
     Foreign currency translation adjustment       (174)           (174)
                                                -------         -------
        Total shareholders' investment           22,442          27,757
                                                -------         -------
   Total liabilities and
      shareholders  investment                  $25,319         $31,202
                                                =======         =======

   The accompanying notes are an integral part of these statements.


   Condensed Consolidated Statements of Operations (unaudited)
   (Dollar amounts and shares in 000's, except per share amounts)

                                                     Three Months Ended
                                                         September 30,
                                                      1997          1996
                                                   ---------     ---------
   Net sales                                        $6,229        $ 5,112

   Costs and expenses:
     Cost of sales                                   2,576          2,145
     Selling, general and administrative             2,500          2,504
     Research and development                          742          1,376
     Interest, net                                     (74)           (74)
                                                    -------       --------
       Income (loss) from operations
         before income taxes                           485           (839)
       Provision for state income taxes                 22             -
                                                    -------       --------
       Net income (loss)                            $  463         $ (839)
                                                    =======       ========

   Net income (loss) per common and
      common equivalent share                       $ 0.05       $  (0.09)
                                                    =======       ========

   Weighted average common and
      common equivalent shares                       9,305          8,855
                                                    =======       ========


   The accompanying notes are an integral part of these statements.



   Condensed Consolidated Statements of Operations (unaudited)
   (Dollar amounts and shares in 000's, except per share amounts)

                                                    Nine Months Ended
                                                       September 30,
                                                     1997         1996
                                                   -------      -------
   Net sales                                      $17,433       $16,064
   Costs and expenses:
     Cost of sales                                  6,970         8,440
     Selling, general and administrative            8,018         8,253
     Research and development                       2,336         5,079
     Interest, net                                     24          (168)
                                                   -------      --------
       Income (loss) from operations
         before income taxes                           85        (5,540)
       Provision for state income taxes                70            -
                                                   -------      --------
       Net income (loss)                           $   15       $(5,540)
                                                   =======      ========

   Net income (loss) per common and
      common equivalent share                      $ 0.01        $ (0.63)

   Less: Earnings attributable to
      preferred shareholders (Series E)            (0.01)            -
                                                   -------       --------
   Net income (loss) available to common
      shareholders per common
      and common equivalent share                  $ 0.00        $ (0.63)
                                                   =======       ========

   Weighted average common and
      common equivalent shares                      8,932          8,775
                                                   =======       ========

   The accompanying notes are an integral part of these statements.

   Condensed Statements of Cash Flows (unaudited)
   (Dollar amounts in 000's)
                                                           Nine Months
                                                              Ended
                                                          September 30,
                                                         1997       1996
                                                       --------   --------
   Cash flows from operating activities
        Net income (loss)                             $    15     $(5,540)
      Adjustments to reconcile net loss to
        net cash used by operating activities:
          Depreciation and amortization                   912         958
      Changes in assets and liabilities:
         Receivables, net                              (1,433)        283
         Inventories, net                              (1,039)      1,505
         Prepaid expenses                                 130         635
         Other assets                                     172      (1,314)
         Accounts payable and accrued liabilities        (543)        708
                                                       -------     -------
      Net cash used by operating activities            (1,786)     (2,765)

      Cash flows from investing activities:
         Purchases of property, plant and equipment      (244)       (183)
                                                       -------     -------
      Net cash used by investing activities              (244)       (183)

      Cash flows from financing activities:
         Issuances of common stock                      2,584       4,562
         Repurchase of preferred stock                 (7,785)         -
         Repayment of bank debt                            -       (2,977)
         Debt payments                                    (25)        (44)
                                                       -------     -------
      Net cash (used) provided by financing activities (5,226)      1,541
                                                       -------     -------
      Net decrease in cash
         and cash equivalents                          (7,256)     (1,407)

      Cash and cash equivalents, beginning of period   11,406       6,222
                                                      -------     -------
      Cash and cash equivalents, end of period        $ 4,150     $ 4,815
                                                      ========    =======

      Supplemental disclosure of cash flow
        information
         Cash paid during the period for interest      $    5     $    84
         Cash paid during the period for
           federal, state and local income taxes       $   85          -


   The accompanying notes are an integral part of these statements.


   Notes to Condensed Consolidated Financial Statements (unaudited)


   (1)  Condensed Consolidated Financial Statements:

   The condensed consolidated balance sheet as of September 30, 1997 and the condensed consolidated statements of operations for the three and nine month periods ended September 30, 1997 and 1996 and the condensed consolidated statements of cash flows for the nine month periods ended September 30, 1997 and 1996, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include all normal recurring adjustments) necessary to present fairly the consolidated financial position, results of operations and cash flows at September 30, 1997, and for all periods presented have been made.
   Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's annual report to shareholders or Form 10-K for the year ended December 31, 1996.


   (2)  Debt:

   The Company had no outstanding bank debt as of September 30, 1997 and December 31, 1996. The Company s long-term debt represents capital equipment lease obligations of the Company.


   (3)  Shareholders' Investment:

   Common Stock -   On June 20, 1997, the Company sold a total of 415,000
   shares of its Common Stock, par value $.01 per share (the  Shares ), to accredited investors, as defined in Rule 501(a) promulgated under the Securities Act of 1933, as amended, for an aggregate of approximately $2,496,000 in a self-managed private placement. The purchase price was determined through discussions between the Company and a representative of the investors and was based on the last reported sale price of the Common Stock on June 3, 1997 ($6.875), less a discount of 12.5% to approximate the liquidity risk inherent in unregistered stock. Net proceeds to the Company were approximately $2,475,000 after payment of expenses. Proceeds of the sale will be used by the Company for general corporate purposes.

   Preferred Stock (Series E) -   On October 21, 1996 (the  Closing Date ),
   the Company completed a $6,600,000 financing involving the private placement of Series E Convertible Preferred Stock (the Series E
   Shares ).  The Company realized net proceeds of $6,266,000.

   The Series E Shares were convertible, at the option of the holder thereof, into shares of the Company s common stock beginning on December 20, 1996, and prior to October 21, 1999 (the Maturity Date ), at a conversion price per share (the Conversion Price ) equal to the lower of $25.20 (120% of the market price of the Company s common stock immediately prior to the Closing Date) or 87% of the market price as calculated over the three trading-day period ending on the last trading day immediately preceding the conversion date.

   The SEC has taken the position that when preferred stock is convertible to common stock at a conversion rate that is the lower of a rate fixed at issuance or a fixed discount from the common stock market price at the time of conversion, the discounted amount is an assured incremental yield, the beneficial conversion feature, to the preferred shareholders and should be accounted for as an embedded dividend to preferred shareholders. As such, a dividend of $986,000, or $0.11 per share, was recognized in the earnings per share calculation as of December 31, 1996.

   At the Closing Date, the Company s plans called for much of the proceeds from this sale to be used to continue Carrington s clinical research programs. On October 31, 1996, the Company announced that the results of its first Phase III trial of Aliminase[TM] oral capsules were not favorable and that the Company had placed the Aliminase[TM] project on hold and terminated the second Phase III trial of that product. Those developments resulted in changes in the Company s planned uses of and need for funds. In addition, a decline in the market price of the Company s common stock that followed that announcement increased the extent of dilution that would have occurred if all of the outstanding Series E Shares issued in October 1996 were converted into common stock.

   Accordingly, the Company s Board of Directors concluded that it was in the best interest of the Company and its shareholders to use a portion of its existing funds to repurchase the outstanding Series E Shares. The repurchase of 50% of the outstanding Series E Shares was completed on March 4, 1997 (the Repurchase Date ).A premium of 13% was paid over the original Purchase Price. On the Repurchase Date, the Company paid the Series E Shareholders $3,832,159. Amounts paid to preferred shareholders in excess of par total $68,000 more than the embedded dividend recognized in the fourth quarter of 1996. This additional deemed dividend was used in the earnings per share calculation for the first quarter of 1997 to reduce net income available to common shareholders.

   On May 21, 1997, the Company repurchased the remaining shares of its Series E Shares from the Series E Shareholders for a total cash purchase price of approximately $3,852,000.

   (4)   New Accounting Pronouncement:

   In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share ( SFAS 128"), which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. Utilizing the new method would not impact either primary income (loss) per share or fully diluted income (loss) per share for the quarters or nine month periods ended September 30, 1997 or September 30, 1996.

   Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations

   Background

   The Company is a research-based pharmaceutical and medical device company engaged in the development, manufacturing and marketing of carbohydrate-based therapeutics for the treatment of major illnesses and the dressing and management of wounds and other skin conditions. The Company sells nonprescription products through its wound and skin care division; veterinary medical devices and pharmaceutical products through a third party distributor, Farnam Companies, Inc; and consumer products through its consumer products subsidiary, Caraloe, Inc. The Company's research and product portfolio is primarily based on complex carbohydrate technology derived naturally from the Aloe vera L. plant.

   The following summarizes unaudited sales by division and unaudited consolidated sales for the three month periods ended September 30, 1997
   and 1996:   (Dollar amounts in 000's)
                                      Carrington Laboratories, Inc.
                      -----------------------------------------------------
   Three Months Ended   Wound              Carrington  Caraloe Consolidated
   September 30, 1997    Care   Veterinary    Sales      Inc.     Sales
   ------------------   ------  ----------  -------    -------   ------
   Sales, net           $4,618    $ 63      $ 4,681    $1,548    $6,229
   Cost of sales         1,440      55        1,495     1,081     2,576
                        ------    -----     -------    ------    ------
      Gross margin      $3,178    $  8      $ 3,186    $  467    $3,653
                        ======    =====     =======    ======    ======

   Three Months Ended
   September 30, 1996
   ------------------
   Sales, net           $4,143    $ 78       $4,221    $ 891    $5,112
   Cost of sales         1,447      42        1,489      656     2,145
                        ------    -----      ------    ------    ------
      Gross margin      $2,696    $ 36       $2,732    $ 235    $2,967
                        ======    =====      ======    ======    ======

   The following summarizes unaudited sales by division and unaudited consolidated sales for the nine month periods ended September 30, 1997
   and 1996:   (Dollar amounts in 000's)
                                      Carrington Laboratories, Inc.
                      -----------------------------------------------------
   Nine Months Ended     Wound              Carrington  Caraloe Consolidated
   September 30, 1997    Care   Veterinary    Sales      Inc.     Sales
   ------------------   ------  ----------  -------    -------   -------
   Sales, net          $13,677    $120      $13,797    $3,636    $17,433
   Cost of sales         4,255     106        4,361     2,609      6,970
                        ------    -----     -------    ------    -------
      Gross margin      $9,422    $ 14      $ 9,436    $1,027    $10,463
                        ======    =====     =======    ======    =======

   Nine Months Ended
   September 30, 1996
   ------------------
   Sales, net           12,788    $246      $13,034    $3,030    $16,064
   Cost of sales         5,638     165        5,803     2,637      8,440
                        ------    -----      ------    ------    -------
      Gross margin      $7,150    $ 81       $7,231    $  393    $ 7,624
                        ======    =====      ======    ======    =======

   Liquidity and Capital Resources

   At September 30, 1997 and December 31, 1996, the Company held cash and cash equivalents of $4,150,000 and $11,406,000, respectively. The decrease in cash of $7,256,000 from December 31, 1996 to September 30, 1997 was largely attributable to the repurchase of 100% of the Series E Shares outstanding (see Note 3 to the condensed consolidated financial statements). Also contributing to the decrease in cash was the payment of approximately $150,000 in cancellation fees related to the second Phase III clinical study for Aliminase[TM] oral capsules (described below). Additionally, the Company has invested in inventory to support the launch of several new product lines during the first nine months of 1997 and to support sales to Mannatech, Inc., and Aloe Commodities International, Inc. Receivables from these two customers totaled $771,000 and $326,000, respectively, as of September 30, 1997. As of November 14, 1997, $545,000 of the above balance has been collected. These draws on the Company s cash were partially offset by a $2,475,000 private placement of common stock on June 20, 1997 (see Note 3 to the condensed consolidated financial statements).

   As of November 14, 1997, the Company had no material capital commitments other than its leases and agreements with suppliers. In February 1995, the Company entered into a supply agreement with its supplier of freeze-dried products. The agreement required that the Company establish a letter of credit equal to 60% of the minimum purchase commitment, as described below. As of September 30, 1997, the Company had purchased products totaling approximately $515,000 from this supplier and the future minimum purchase commitment is $1,985,000. Current sales of the affected products are lower than the minimum purchase requirement, but the Company believes that as licensing, acceptance and demand for the new technology increases, demand will exceed the minimum purchase requirement. The Company is in full compliance with the agreement and, as of November 14, 1997, has the available resources to meet all future minimum purchase requirements. A certificate of deposit collateralizing the letter of credit of $1,250,000 is included in other non-current assets for reporting purposes.

   In November 1997, the Company entered into an agreement with Comerica Bank-Texas for a $3,000,000 line of credit. The line of credit is to be used for operating needs, as required, and to secure the reissuance of the letter of credit described above. This will result in freeing an additional $1,250,000 in operating funds, as the certificate of deposit currently serving as collateral is no longer required.

   In November 1995, the Company signed a licensing agreement with a supplier of calcium alginates and other wound care products. Under the agreement, the Company has exclusive marketing rights for ten years to advanced calcium alginate products for North and South America and in the People's Republic of China. Under the agreement, the Company made an up-front payment of $500,000 to the supplier in November 1995, and in July 1997 and October 1997, additional payments of $166,000 and $167,000, respectively, were paid to this supplier upon delivery of the CarraSmart[TM] Hydrocolloid, a new product launched in the third quarter of 1997. These payments resulted in increasing the prepaid assets of the Company. As of September 30, 1997, the net book value of this agreement
   was $565,000.   Additional payments totaling $167,000 will be made to the
   supplier as additional new products are delivered.


   In late 1995, the Company began an initial Phase I dosing study using CarraVex[TM] injectable (formerly CARN 750) in cancer patients involving six cancer types. The estimated cost of this study is $475,000, of which approximately $315,000 had been expensed as of September 30, 1997. Based on results of the study, the Company is currently developing a different and more soluble formula of CarraVex[TM]. The reformulated product and decision on the future of the cancer clinical trial is expected in late 1998.

   The Company believes that its available cash resources and expected cash flows from operations will provide the funds necessary to finance its current operations. However, the Company does not expect that its current cash resources will be sufficient to finance the major clinical studies and costs of filing new drug applications necessary to develop its products to their full commercial potential. Additional funds, therefore, may have to be raised through equity offerings, borrowings, licensing arrangements or other means, and there is no assurance that the Company will be able to obtain such funds on satisfactory terms when they are needed.

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

   Third Quarter of 1997 Compared With Third Quarter of 1996

   Net sales were $6,229,000 in the third quarter of 1997, compared with $5,112,000 in the third quarter of 1996, an increase of $1,117,000, or 21.9%. Caraloe, the Company s consumer products subsidiary, increased sales from $891,000 to $1,548,000, or 73.7%. Caraloe sales to Mannatech, Inc., which are primarily Manapol[R] powder, increased from $540,000 in 1996 to $1,197,000 in 1997. In August 1997, the Company entered into a new supply agreement with Mannatech. Additionally, Caraloe made shipments to Aloe Commodities International, Inc., ( ACI ) under a supply agreement signed in late 1996. These shipments resulted in $182,000 in sales in the third quarter of 1997.

   Partially offsetting the above sales increases was a reduction in sales of the Company's veterinary products from $78,000 to $63,000. In March 1996, the Company entered into an agreement with Farnam Companies, Inc., a leading marketer of veterinary products, to promote and sell the Company's veterinary line on a broader scale. In early 1998, the Company will begin to private label the veterinary line under the Farnam name.
   In 1997, Farnam s sales of Carrington products have been negatively impacted by the backorder of Acemannan immunostimulant. Production should recommence on schedule in the latter part of 1997 and all of 1998 Farnam has increased its sales force and expects to improve its market share with the private labeled products.

   Also contributing to the increase in net sales was an increase of $475,000 in sales of the Company's wound and skin care products from $4,143,000 to $4,618,000, or 11.5%. New products introduced in the first nine months of 1997 accounted for $228,000 in wound and skin care sales during the third quarter of 1997.

   Cost of sales increased from $2,145,000 to $2,576,000, or 20.1%. As a percentage of sales, cost of sales decreased from 42.0% in the third quarter of 1996 to 41.4% in the third quarter of 1997.

   Selling, general and administrative expenses remained constant at $2,500,000 as compared to $2,504,000 in the third quarter of 1996, even though sales increased. This steady spending level is primarily attributable to cost reduction programs put in place in 1996, including savings generated from the restructuring of the sales force.

   Research and development ("R&D") expenses decreased to $742,000 from $1,376,000, or 46.1%. This decrease was the result of the completion of the first Phase III pivotal large scale clinical trial for the testing of Aliminase[TM] oral capsules for the treatment of acute flare-ups of ulcerative colitis begun during the third quarter of 1995. This study was substantially completed in the third quarter of 1996. In September of 1996, the Company initiated the second pivotal Phase III testing of Aliminase[TM] oral capsules. The initial payment of approximately $212,000 was expensed in the third quarter of 1996. In late October 1996, the Company received the results of the initial phase III clinical trial for the testing of Aliminase[TM] oral capsules. Indications were that no statistically significant differences were found to support a therapeutic effect. As a result, the Company terminated the second large scale clinical trial and further testing of the Aliminase[TM] oral formulation was placed on hold. Approximately $150,000 in cancellation fees was expensed in the third quarter of 1996. Also contributing to the decrease in R&D expenses was a reduction of internal salaries and other operating expenses.

   Net interest income of $74,000 in the third quarter of 1997 is comparable to the $74,000 of net interest income in the third quarter of 1996.

   Net income for the third quarter of 1997 was $463,000, versus a net loss of $(839,000) for the third quarter of 1996. This change is due primarily to increased sales volume, and reduced research expenditures. Net income per share was $0.05 in the third quarter of 1997, compared to a loss per share of $(0.09) during the same period in 1996.


   First Nine Months of 1997 Compared With First Nine Months of 1996

   Net sales were $17,433,000 in the first nine months of 1997, compared with $16,064,000 in the first nine months of 1996. This increase of $1,369,000, or 8.5%, resulted from an increase of $889,000 in sales of the Company's wound and skin care products from $12,788,000 to $13,677,000, or 7.0%. New products introduced in the first nine months of 1997 accounted for $466,000 in wound and skin care sales.

   Also contributing to the above sales increase was an increase in sales of Caraloe, Inc., the Company's consumer products subsidiary. Caraloe's sales increased from $3,030,000 to $3,636,000, or 20.0%. Caraloe sales to Mannatech, Inc., which were primarily Manapol[R] powder, increased from $2,403,000 in 1996 to $2,643,000 in 1997. In August 1997, the
   company entered into a new supply agreement with Mannatech.
   Additionally, Caraloe made its first shipments to Aloe Commodities International, Inc., ( ACI ) under a supply agreement signed in late 1996. These shipments resulted in $483,000 in sales in the first nine months of 1997.

   Partially offsetting the increase in net sales was a reduction in sales of the Company's veterinary products from $246,000 to $120,000. In March 1996, the Company entered into an agreement with Farnam Companies, Inc., a leading marketer of veterinary products, to promote and sell the Company's veterinary line on a broader scale. In early 1998, the Company will begin to private label the veterinary line under the Farnam name. Farnam has increased its sales force and expects to improve its market share with the private labeled products.

   Cost of sales decreased from $8,440,000 to $6,970,000, or 17.4%. As a percentage of sales, cost of sales decreased from 52.5% in the first nine months of 1996 to 40.0% in the fist nine months of 1997. The high 1996 cost of sales was the result of period costs related to inventory reduction programs in the first half of 1996. In 1997, these period costs were eliminated as desired inventory levels had been obtained by the latter half of 1996.

   Selling, general and administrative expenses decreased to $8,018,000 from $8,253,000, or 2.8%. This decrease was primarily attributable to cost reduction programs put in place in 1996, including savings generated from the restructuring of the sales force.

   Research and development ("R&D") expenses decreased to $2,336,000 from $5,079,000, or 54.0%. This decrease was the result of the completion and discontinuance of the large scale clinical trial for the testing of Aliminase[TM] oral capsules for the treatment of acute flare-ups of ulcerative colitis begun during the third quarter of 1995. This study was substantially completed in the third quarter of 1996. Also contributing to the decrease in R&D expenses was a reduction of internal salaries and other operating expenses.

   Net interest and other expenses of $24,000 was realized in the fist nine months of 1997, versus net interest income of $168,000 in the first nine months of 1996. In the first half of 1997, the Company realized losses on its mutual fund account of $204,000, or 1.8% of the beginning year cash balance, when the account was converted to cash to meet the financing needs of the Company.

   Net income for the first nine months of 1997 was $15,000, versus a net loss of $5,540,000 for the first nine months of 1996. This change was a result of the elimination of period costs associated with the inventory reduction programs put in place in early 1996, and reduced research expenditures. Net income per share was $0.00 in the first nine months of 1997, compared to a loss per share of $(0.63) during the same period in 1996. The net income per common share in 1997 was reduced by $70,000, or $0.01 per common share, deemed dividend on the Company s Series E Convertible Preferred Stock in the calculation of net income per common share for the nine month period ended September 30, 1997.

   All statements other than statements of historical fact contained in this report, including statements in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" (and similar statements contained in the Notes to Condensed Consolidated Financial Statements), concerning the Company's financial position, liquidity, capital resources and results of operations, its prospects for the future and other matters, are forward-looking statements. Forward-looking statements in this report generally include or are accompanied by words such as "anticipate", "believe", "estimate", "expect", "intend" or words of similar import. Such forward-looking statements include, but are not limited to, statements regarding the Company's plan to achieve growth in demand for, or sales of, products, to reduce expenses and manufacturing costs and increase gross margin on existing sales, to obtain financing when it is needed, to increase the Company's market share in the alternative care markets, to improve its revenues and fund its operations from such revenues and other available cash resources, to enter into licensing agreements, to develop and market new products and increase sales of existing products, to obtain government approval to market new products, to expand its business into a larger segment of the market for wound care products, to increase its market share in the alternative care markets, to promote and sell its veterinary products on abroad scale and various other matters.

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

   Part II

   Item 1.     Legal Proceedings

   On June 12, 1997, Allison Kindt ( Kindt ), a former employee of the Company, filed a lawsuit styled Allison Kindt v. Carrington Laboratories, Inc., Civil Action No. 5-97-CV-469-BO(1), in the United States District Court for the Eastern District of North Carolina, Western Division, alleging sex discrimination and retaliation and employment action in violation of public policy against sex discrimination in connection with her employment with the Company. Kindt seeks to recover such additional compensation and other benefits of employment and back pay as she would have received had her employment not been terminated. The Company has responded to these allegations and is vigorously defending this action.

   Item 6.     Exhibits and Reports on Form 8-K

       a.         Exhibits:
                  -------------------

         4.1 * Retirement and Consulting Agreement dated August 14, 1997, between Carrington Laboratories, Inc., and David G. Shand

         4.2 * First Amendment to Retirement and Consulting Agreement dated September 30, 1997, between Carrington Laboratories, Inc., and David G. Shand

        10.1* Trademark License and Product Supply Agreement dated July 22, 1997, between Caraloe, Inc., and Nu Skin Internationl, Inc.

        10.2* Supply Agreement dated August 14, 1997, between Caraloe Inc., and Mannatech, Inc.

        10.3* Trademark License Agreement dated August 14, 1997, between Caraloe, Inc., and Mannatech, Inc.

        11.1* Computation of Net Income (Loss) Per Common and Common Equivalent Share

        27.1*     Financial Data Schedule


        b.         Reports on Form 8-K:
                  -------------------

                  No report on Form 8-K was filed by the Company during the quarter ended September 30, 1997.


   *     Filed herewith.
         Management contract or compensatory plan.

                                    SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             CARRINGTON LABORATORIES, INC.
                                                    (Registrant)


   Date: November 14, 1997                        By: /s/ Carlton E. Turner
        ------------------                       ------------------------
                                                  Carlton E. Turner,
                                                  President and C.E.O.


   Date: November 14, 1997                     By: /s/ Christopher S.Record
        ------------------                       -----------------------
                                                  Christopher S.Record,
                                                  V.P. Finance