Form 10-K
period 1997-12-31
CARRINGTON LABORATORIES INC /TX/
filed 1998-03-31
CIK 718007

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 Form 10-K

                Annual Report Pursuant to Section 13 or 15(d)
                   of the Securities Exchange Act of 1934

                 For the fiscal year ended December 31, 1997
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

           Title of each class          Name of exchange on which registered
                  None
      Securities registered pursuant to Section 12(g) of the Act:
      Common Stock ($.01 par value)      Preferred Share Purchase Rights
          (Title of class)                      (Title of class)

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for
   the past 90 days.  Yes X      No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the common stock held by non-affiliates of the Registrant on March 23, 1998, was $38,038,379. (This figure was computed on the basis of the closing price of such stock on the NASDAQ National Market on March 23, 1998 using the aggregate number of shares held on that date by, or in nominee name for, shareholders who are not officers, directors or record holders of 10% or more of the Registrant's outstanding voting stock. The characterization of such officers, directors and 10% shareholders as affiliates is for purposes of this computation only and should not be construed as an admission for any other purpose that any of such persons are, in fact, affiliates of the Registrant.)

     Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date: 9,315,236 shares of Common Stock, par value $.01 per share, were outstanding on March 23, 1998.

                    DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's proxy statement for its annual meeting of shareholders to be held on May 14, 1998 are incorporated by reference into Part III hereof, to the extent indicated herein.

                                      PART I

   ITEM 1.  BUSINESS.

                                  General

   Carrington Laboratories, Inc. ("Carrington" or the "Company") is a research-based pharmaceutical and medical device company engaged in the development, manufacturing and marketing of naturally derived complex carbohydrate and other natural product therapeutics for the treatment of major illnesses and the dressing and management of wounds. The Company comprises three business divisions. See Note Thirteen to the consolidated financial statements in this Annual Report for financial information about these business divisions. The Company sells, using a network of distributors, nonprescription products through its Wound and Skin Care Division, consumer and bulk products through its consumer products subsidiary, Caraloe, Inc., and veterinary medical devices and pharmaceuticals through its Veterinary M e dical Division, which relies on third party licensees for distribution of its products. The Company's research and product portfolio are based primarily on complex carbohydrate technology derived from the Aloe vera plant.

   The Company was incorporated in Texas in 1973, as Ava Cosmetics, Inc. In 1986, the Company sold the direct sales business it was then operating and changed its name to Carrington Laboratories, Inc.

                        Wound and Skin Care Division

   Carrington's Wound and Skin Care Division offers a comprehensive line of wound management products to hospitals, alternative care facilities and the home health care market. The Company's products are designed to maintain a moist wound environment which aids the healing process and to maintain the integrity of contiguous healthy skin. Carrington products are used in a wide range of acute and chronic wound and skin conditions and for incontinence and ostomy care.

   The Company is committing significant resources to its wound and skin care business. Primary marketing emphasis is directed toward hospitals, managed care organizations, alternate care facilities and home health care providers, with wound and skin care products being promoted primarily to physicians and specialty nurses, e.g., enterostomal therapists. Opportunities in the growing alternate care and home health care markets are also addressed through telemarketing efforts and a National Accounts Coordinator.

   The Company currently has 56 employees and independent representatives engaged in the sales and marketing of the Company s products. The Company's field sales force currently employs 28 sales representatives, each assigned to a specific geographic area in the United States, five regional sales managers and a representative in Puerto Rico. The Company also uses eight independent sales companies employing 14 sales representatives to sell its products on a commission basis. In addition to this field sales force, the Wound and Skin Care Division employs two telemarketers who focus on alternative care facilities and the home health care market, one person in its National Accounts Department and five employees in customer service and executive management.

   The Company's products are primarily sold through a network of distributors. Three of the Company's largest distributors in the hospital market are McKesson General ("McKesson"), Owens & Minor and Bergen Brunswig. During fiscal 1995, 1996 and 1997, sales of wound and skin care products to McKesson represented 7%, 9%, and 12%, respectively, of the Company's total net sales. Sales to Owens & Minor represented 14%, 11%, and 11%, respectively, of total net sales during the same periods. Sales to Bergen Brunswig represented 10%, 12%, and 9%, respectively, of total net sales during the same periods.

   The Company currently has 18 distribution and licensing agreements for the promotion and sale of its products. In November 1995, the Company signed a Sales Distribution Agreement with Laboratorios PiSA S.A. de C.V., a Mexican corporation, for the exclusive distribution rights to sell the Company's wound care products in Mexico, Guatemala, Nicaragua, Panama, El Salvador, and the Dominican Republic for a period of five years.

   In  May  1996,  the  Company  entered  into an agreement with Trudell
   Medical  Group  ("Trudell")   granting   Trudell  exclusive  Canadian
   distribution rights for the Company's wound care products.

   In May 1996, the Company granted Ching Hwa Pharmaceutical Company, Ltd. ("CHP"), exclusive distribution rights to market the Company s wound care products in the Republic of China. CHP is required to register the Company's products for sale in Taiwan within a specified time.

   In September 3, 1996, the Company signed an exclusive contract with Faulding Pharmaceuticals to market the Company's wound care products in Australia and New Zealand. On January 12, 1998, Faulding and Carrington executed Amendment Number One to the existing Distribution Agreement between the parties. This Amendment adds the following countries to the "Territories" covered under that Agreement:
   Thailand, Vietnam, Singapore, the Philippines, Malaysia and Myanmar. Pursuant to the Amendment, various terms and conditions associated with the launch of products for each country must be agreed upon on or before June 30, 1998.

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

   In December 1996, the Company and Darrow Laboratories S/A ("Darrow") entered into a Sales Distribution Agreement whereby the Company appointed Darrow as a marketer and distributor of certain of the Company's wound care products for a term of 10 years (subject to early termination under certain circumstances) in Brazil, with a limited right of first refusal to distribute those products in Argentina, Uruguay, Paraguay, and Chile. The agreement requires
   Darrow to register in the Company's name such of the Company's products as the Company directs, at the Company's expense, in Brazil and each other country where Darrow is authorized to distribute such products.

   In December 1996, the Company and its Belgian subsidiary entered into an agreement with Recordati Industria Chimica & Farmaceutica S.P.A. ("Recordati") whereby the Company and its subsidiary jointly granted exclusive distribution rights to Recordati for certain of the Company's products in Italy, Vatican City and San Marino for a term of 10 years, subject to automatic renewal for an additional two years unless either party elects to terminate the agreement at the end of the initial term, and subject to early termination under certain circumstances. In return for the grant of the distribution rights, Recordati made an initial payment to the Company and is obligated to make two additional payments contingent on the occurrence of certain events. Under the agreement, the Company applied for and was granted, in February 1998, the CE mark, a quality certification recognized by members of the European Economic Community and certain other countries.

   In  1997,  sales  of  the  Company  related  to  the  above mentioned
   international  agreements  were  less  than  $150,000.    The Company
   presently estimates the expected sales associated with these agreements in 1998 to be between $500,000 and $1,000,000.

                              Consumer Health

   Caraloe, Inc., a subsidiary of the Company ("Caraloe"), markets or licenses consumer products and bulk ingredients utilizing the
   Company's patented complex carbohydrate technology. Attention has been focused on three goals, the first of which is to sell Caraloe's bulk raw ingredients to manufacturers who desire the highest quality aloe extracts for their finished products. The second goal is to develop the contract manufacturing business by providing high quality products for nutritional and skin care markets, and the third is to expand the Aloe Nutritional brand and establish it as a leading brand in the health food market.

   In February 1996, Caraloe signed an agreement with Mannatech granting it an exclusive license in the United States for Manapol[R] powder. This agreement, including the grant of the exclusive license, was terminated by Mannatech effective March 31, 1997, and Caraloe began to market Manapol[R] powder to other third parties as well as use it in Caraloe's products. In August 1997, Caraloe signed a new nonexclusive supply agreement with Mannatech, Inc., to supply bulk Manapol[R] powder. This agreement is effective through July 2000 and contains monthly minimum purchase requirements. During 1995, 1996 and 1997, sales of bulk Manapol[R] powder to Mannatech, Inc. represented 10%, 15% and 16%, respectively, of the Company's total consolidated net sales.

       A supply agreement for bulk Manapol[R] powder was signed in December 1997 with Met-Trim, Inc. The agreement contains minimum quarterly purchase requirements.

   In October 1996, Caraloe made a $200,000 investment in Aloe Commodities International, Inc. ("ACI"). In February 1997, Caraloe entered into a Supply Agreement with ACI for a term of 10 years (subject to early termination under certain circumstances). The agreement contemplates that ACI will purchase from Caraloe all of certain bulk raw materials that ACI needs for drinks and other consumer products. In December 1997, Caraloe made an additional investment in ACI of $400,000. Carrington owns less than 10% of the total outstanding shares of ACI.

   In February 1997, Caraloe entered into a Supply Agreement with Light Resources Unlimited ("LRU"), and effective March 1, 1997, Carrington entered into a related Trademark License Agreement with LRU. The terms of the Supply Agreement and the Trademark License Agreement end on May 12, 2002, and May 4, 2002, respectively, and the term of each agreement is subject to early termination under certain circumstances. The Supply Agreement provides that during the first three months of the term, LRU will purchase from Caraloe quantities of bulk AVMP[R][R] Powder and/or bulk Manapol[R] Gold[TM] Powder ("Product") to be mutually agreed upon, and beginning May 12, 1997, LRU will purchase from Caraloe annually at least the minimum quantities of Product specified in the agreement. The Supply Agreement also contemplates that LRU will be Caraloe's sole distributor of Product to natural health care practitioners in the United States and Canada, subject to Caraloe's right to sell "simple purchase bulk Product" to natural health care practitioners in quantities exceeding certain specified limits. The Trademark License Agreement grants LRU a non-exclusive license to use the trademarks AVMP[R][R] Powder and Manapol[R] Gold[TM] Powder in connection with the advertising and sale of Product to the targeted group. Sales to LRU in 1997 under this agreement were $167,000.

                        Veterinary Medical Division

   The Carrington Veterinary Medical Division ("CVMD") markets "Acemannan Immunostimulant", a vaccine adjuvant, and several wound and skin care products to the veterinary market. Acemannan Immunostimulant was conditionally approved by the United States Department of Agriculture ("USDA") in November 1991, for use as an aid in the treatment of canine and feline fibrosarcoma, a form of soft tissue cancer that affects dogs and cats. A conditional approval means that efficacy and potency tests are required, and the product's label must specify that these studies are in progress. The "conditional" aspect of the approval is renewed on an annual basis and will be removed upon completion and acceptance by the USDA of additional potency testing. However, there can be no assurance that these tests will result in the removal of the conditional restriction on the USDA's approval of Acemannan Immunostimulant.

   In September 1990, the Company granted Solvay Animal Health, Inc. ("Solvay") an exclusive, worldwide license to use and sell a bulk pharmaceutical mannan adjuvant for poultry disease. In January 1992, Solvay received approval from the USDA to market the bulk pharmaceutical mannan as an adjuvant to a vaccine for Marek's disease, a virus infection that kills chickens or renders them unfit for human consumption. On March 1, 1997, Fort Dodge Animal Health ("Fort Dodge"), a division of American Home Products Corporation, acquired the business and assets of Solvay, including the License Agreement dated September 20, 1990 and an Addendum thereto between Carrington and Solvay granting Solvay an exclusive world-wide field of use license to use and sell acemannan as a component/adjuvant to enhance the performance of poultry vaccines. Fort Dodge notified Carrington in the summer of 1997 that, as successor in interest to Solvay, it intended to terminate the License Agreement. Discussions concerning that termination have been ongoing, and the parties have agreed in principle to terminate the License Agreement in 1998.

   In March 1996, the Company signed an agreement with Farnam Companies, Inc., a leading veterinary marketing company, to promote and sell the Carravet[R][TM] product line, including Acemannan Immunostimulant. The Carravet[R][TM] product line currently consists of nine products.

                          Research and Development

                                  General

   Carrington has developed a proprietary process for extracting and purifying a material that has been designated as bulk pharmaceutical mannan ("BPM"). This material is a natural product mixture which contains a high percentage of complex carbohydrate. The Company intends to seek approval of the Food and Drug Administration (the "FDA") and other regulatory agencies to sell drugs and medical devices derived from BPM in the United States and in foreign countries: (i) to treat various forms of cancer; (ii) to treat inflammatory bowel diseases, including ulcerative colitis, a widespread, chronic, inflammatory disease of the colon; (iii) to treat non-healing and other wounds; and (iv) for use as an adjuvant to various vaccines. For a more comprehensive listing of the type, indication and status of products currently under development by the Company, see "Research and Development -- Summary" below. The regulatory approval process, both domestically and internationally, can be protracted and expensive, and there is no assurance that the Company will obtain approval to sell its products for any treatment or use (see "Governmental Regulation" below).

   The Company expended approximately $5,370,000, $5,927,000, and $3,006,000 on research and development in fiscal 1995, 1996, and 1997, respectively. The Company has adopted a focused approach to its research and development efforts. As the result of this keen focus on specific goals, the Company estimates that in fiscal 1998 it will spend essentially the same on preclinical research and development as in 1997.

   The Company initiated a program in 1996 which continued through 1997 to restructure research and development to meet the challenges and demands for drug development in the 21st century. This entailed establishing a strong nucleus or infrastructure for chemistry, assay development and formulation development with outsourcing capabilities for high thoughput drug screening, and preclinical and clinical drug and device development. This approach allows the Company to maximize its opportunities in a timely and cost effective manner. Currently, the Company's research staff comprises eight full-time employees. Dr. Robert A. Fildes, a director of the Company, has been serving as part-time, interim Executive Vice President, Research and Development since the resignation of Dr. David G. Shand as the Company s permanent, full-time officer in charge of research and development on September 30. 1997. The Company is currently seeking a full-time successor to Dr. Shand to lead the Company's research and development efforts.

                            Preclinical Research

   The Company's main preclinical research and development objective for 1997 was to assess the viability of the ulcerative colitis program following the reported Phase III trial failure of Aliminase[TM] capsules to demonstrate efficacy. After extensive internal and external audits of the clinical trial and extensive preclinical testing, a series of animal studies were conducted to assess the activity of BPM as the drug substance and the previous formulations used. BPM demonstrated a dose-dependent response in these studies, and based on these results, a new drug product formulation project was initiated for Aliminase[TM]. A decision regarding new clinical trials for ulcerative colitis will be made by mid-1998.

   Other preclinical studies conducted in the Company's laboratories and in outside laboratories have shown that certain of the Company's complex carbohydrates stimulate macrophages and other white blood cells to produce cytokines, including interleukin-1, interleukin-6 and tumor necrosis factor alpha, which regulate other cells. Interleukin-1 stimulates fibroblasts, which are essential to wound healing. Tumor necrosis factor alpha acts against tumors in the body. In addition, laboratory experiments conducted by the Company have shown that some Aloe vera components have both pro- and anti-inflammatory actions as shown in animal models of wound healing and in inflammation of the lung, colon, joint and ear. The Company believes that its products' pharmacological actions and lack of toxicity make them excellent candidates for further development as therapeutic agents for the treatments and uses for which the Company intends to seek regulatory approvals (see "Research and Development -
   - General" above). There is no assurance, however, that the Company will be successful in its efforts.

   The Company sponsors a research and development laboratory at Texas A&M in association with the College of Veterinary Medicine to expand preclinical research in various wound healing applications and mechanisms of action. Pursuant to this arrangement, the Company has access to leading authorities in immunology, as well as facilities and equipment to engage in experimentation and analysis at the basic research level.

   Filtered BPM, including CarraVex[TM] injectable (formerly CARN 750), are immunomodulating agents that increase circulating levels of interleukin-1 and tumor necrosis factor alpha. A series of animal studies conducted at Texas A&M University in 1988 and 1989 indicated that a single intraperitoneal dose caused significant tumor reduction in a statistically significant percentage of animals with highly malignant tumors. This effect in many instances was dramatic, with complete regression of the tumor and with continuing immunity. Recovered animals were resistant to syngeneic tumor reimplantation for up to six months after initial tumor regression.

   In 1991, the USDA granted the Company conditional approval to market an injectable form of a complex carbohydrate as an aid to surgery in the treatment of canine and feline fibrosarcoma, a form of soft tissue cancer, under the name Acemannan Immunostimulant. The product was conditionally approved based on safety and efficacy studies. The Company continues to work on developing a suitable cost-effective potency assay that will meet USDA requirements for the purpose of removal of the conditional status. Of course, there can be no assurance as to whether or when the USDA will remove the conditional restriction on its approval of this product.

   An extensive series of animal studies were initiated in 1997 to assess the direct and adjunct effects of CarraVex[TM] and Acemannan Immunostimulant. The purpose of these studies was to identify a suitable model to evaluate new product formulations (see "Human Studies" below) and to evaluate an in vitro potency test developed to meet USDA requirements. These studies are planned for completion in 1998.

   Human Studies

   Evaluation of Aliminase[TM] (formerly CARN 1000) Oral Capsules in the Treatment of Ulcerative Colitis. In late 1996, the Company placed on hold its testing of Aliminase[TM] oral capsules for the treatment of ulcerative colitis, pending an in-depth evaluation of product formulation, dosage form, timing and frequency of dosing, and method of administration. (See "Preclinical Research" above and "Management's Discussion and Analysis of Financial Condition and Results of Operations" below.)

   Evaluation of CarraVex[TM] injectable (formerly CARN 750) in the Treatment of Solid Tumors in Humans. The Company believes that CarraVex[TM] injectable may be broadly useful in cancer therapy, with potential application in the treatment of major solid tumors, including melanoma, breast carcinoma, prostate carcinoma, colon carcinoma, hypernephroma and soft tissue sarcoma. The Company initiated a Phase I human clinical trial of CarraVex[TM] injectable in certain solid tumor indications. The trial began in the United States in late 1995 and continued until mid-1997. Eighteen patients have completed the study with no safety concerns noted. The product required filtration at the bedside which the Company believes is not the best delivery approach for CarraVex[TM]. A program for improving the formulation has been initiated (see "Preclinical Research" above), and a decision on further clinical trials will be made by the end of 1998.

   Evaluation of Carrasyn[R] in Wound Healing. In 1993, a study was conducted at M.D. Anderson Cancer Center to determine if Carrasyn[R] Hydrogel was of benefit in treating radiation-induced skin reactions in an animal model. These studies clearly showed that, when compared
   to    controls,  Carrasyn[R]  Hydrogel  could  significantly  reduce radiation-induced inflammation and tissue damage in animals. As a result of this work, a small clinical trial was performed in 1994, studying the radiation-sparing effects of Carrasyn[R] Hydrogel wound dressing in four oncology patients. These studies led to the development of RadiaCare[TM] Gel for the management of radiation dermatitis. In 1996, a study was begun at the Texas Oncology Center of Dallas to determine if RadiaCare[TM] Gel was of benefit in managing radiation dermatitis in humans. The study was completed in the fall of 1997, and statistical analysis is currently underway. The results of this study should be known by the end of 1998.

   Evaluation of Carrasyn[R] Freeze-Dried Gel (CarraSorb[TM] M) in Wound Healing. Following the submission of a 510(k) pre-market notification for a preservative-free freeze-dried gel for wound care, the FDA cleared Carrington to market CarraSorb[TM] M, and it was launched in early 1996. The Company is sponsoring a small pilot clinical study at the University of Wales to evaluate the effect of CarraSorb[TM] M on wound macrophages. The results of this study should be known in 1999.

   Evaluation of RadiaCare[TM] Oral Wound Rinse. In March 1997, the FDA cleared Carrington to market RadiaCare[TM] Oral Wound Rinse for the management and relief of pain associated with all types of oral wounds, including mucositis. The Company is sponsoring individual case studies and co-sponsoring a 50 patient controlled trial in radiation-induced oral ulcers. Results will be known in 1999.

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


                     PRODUCTS AND POTENTIAL INDICATIONS DEVELOPED,
                             PLANNED OR UNDER DEVELOPMENT

   PRODUCT OR                  POTENTIAL
   POTENTIAL INDICATION        MARKET APPLICATIONS                STATUS

   Topical
   Dressings                   Pressure and Vascular Ulcers       Marketed

   Cleansers                   Wounds                             Marketed

   Anti-fungal                 Candida                            Marketed

   Hydrocolloids               Wounds                             Marketed

   Alginates                   Wounds                             Marketed

   Oral
   Human Anti-inflammatory     Ulcerative Colitis                 On hold

   Pain                        Mucositis                          Marketed

   Injectable Human            Melanoma, Breast, Prostate,        Phase I
   Anticancer                  Colon, Hypernephroma, and          Clinical
                               Soft Tissue Sarcoma                 Trial
                                                                  Completed

   Veterinary
   Anticancer                  Fibrosarcoma                       Marketed

   Dental
   Pain reduction              Aphthous Ulcers, Oral Wounds       Marketed

   Vaccine Adjuvant--
   Veterinary
   Poultry Vaccines            Marek's Disease                    Marketed

                             Licensing Strategy

   The Company expects that prescription pharmaceutical products containing certain defined drug substances will require a substantial degree of development effort and expense. Before governmental approval to market of any such product is obtained, the Company may license these products for certain indications to other pharmaceutical companies in the United States or foreign countries and require such licensees to undertake the steps necessary to obtain marketing approval for specific indications or in a particular country or region.

   Similarly, the Company intends to license third parties to market products containing defined chemical entities for certain human indications when it lacks the expertise or financial resources to market effectively. If the Company is unable to enter into such agreements, it may undertake to market the products itself for such indications. The Company's ability to market these products for specific indications will depend largely on its financial condition at the time and the results of related clinical trials. There is no assurance that the Company will be able to enter into any license agreements with third parties or that, if such license agreements are concluded, they will contribute to the Company's overall profits.

                        Raw Materials and Processing

   The principal raw material used by the Company in its operations is the leaf of the plant Aloe barbadensis Miller, popularly known as Aloe vera L. Through patented processes, the Company produces bulk pharmaceutical and injectable mannans and freeze-dried aloe extract from the central portion of the Aloe vera L leaf known as the gel. Bulk pharmaceutical mannan, in the form of a hydrogel, is used as an ingredient in certain of the Company's wound and skin care products. Through additional processing, bulk mannans may be produced in both oral and injectable dosage forms.

   In May 1990, the Company purchased a 405-acre farm in the Guanacaste province of northwest Costa Rica which currently has approximately 210 acres planted with Aloe vera. The Company's current need for leaves exceeds the supply of harvestable leaves from the Company s farm, requiring the purchase of leaves from other sources in Central America at considerably higher prices. Additional quantities of harvestable leaves from the Company's farm will become available in the second quarter of 1998, but will not completely eliminate the Company's dependence on other sources of leaves. Due to economic and political instability in the Central American region, the supply of imported leaves cannot be guaranteed. The Company plans to plant additional acreage or secure local contract production of leaves as the demand for Aloe vera L leaves increases.

                               Manufacturing

   During the last quarter of 1994 and the first three quarters of 1995, the Company moved its wound- and skin-care product manufacturing operations from a leased facility in Dallas, Texas to the Company s headquarters in Irving, Texas. In connection with this move, the Company upgraded and expanded its manufacturing capacity by installing higher capacity equipment and upgraded its capabilities to produce injectable-grade pharmaceutical products. The Company believes that the plant's capacity will provide sufficient capacity for the present line of products and accommodate new products and sales growth. Final packaging of certain of the Company's wound care products is completed by outside vendors. The Company's calcium alginates, films, hydrocolloids, foam dressings, gel sheets, tablets, capsules, and freeze-dried products are being provided by third parties.

   All  of  the  Company's  bulk pharmaceutical mannans, bulk injectable mannans and freeze-dried Aloe vera L extracts are produced in its processing plant in Costa Rica. This facility has the ability to supply the bulk aloe raw materials requirements of the Company's current product lines and bulk material contracts for the foreseeable future. Finished oral and injectable dosage forms will be produced by outside vendors until in-house production becomes economically justified.


                                Competition

   Research and Development. The biopharmaceutical field is expected to continue to undergo rapid and significant technological change. Potential competitors in the United States are numerous and include pharmaceutical, chemical and biotechnology companies. Many of these companies have substantially greater capital resources, research and development staffs, facilities and expertise (in areas including research and development, manufacturing, testing, obtaining regulatory approvals and marketing) than the Company. This competition can be expected to become more intense as commercial applications for biotechnology and pharmaceutical products increase. Some of these companies may be better able than the Company to develop, refine, manufacture and market products which have application to the same indications as bulk pharmaceutical mannans and bulk injectable mannans. The Company understands that certain of these competitors are in the process of conducting human clinical trials of, or have filed applications with government agencies for approval to market, certain products that will compete with the Company's products both in its present wound care market and in markets associated with products the Company currently has under development.

   Wound and Skin Care Division, Caraloe, Inc., and CVMD. The Company competes against many companies that sell products which are competitive with the Company's products, with many of its competitors using very aggressive marketing efforts. Many of the Company's competitors are substantially larger than the Company in terms of sales and distribution networks and have substantially greater financial and other resources. The Company's ability to compete against these companies will depend in part on the expansion of the marketing network for its products. The Company believes that the principal competitive factors in the marketing of its products is their quality, and that they are naturally based and competitively priced.


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

   If Phases I through III are successfully completed, the data from these trials are compiled into a new drug application ("NDA"), which is filed with the FDA in an effort to obtain marketing approval. In general, an NDA will include a summary of the components of the IND application, a clinical data section reviewing in detail the studies from Phases I through III and the proposed description of the benefits, risks and uses, or labeling, of the drug, and how both the drug substance and drug product will be manufactured and controlled.

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

   Certain of the Company's wound and skin care products are registered with the FDA as "devices" pursuant to the regulations under Section 510(k) of the Federal Food, Drug and Cosmetic Act, as amended. A device is a product used for a particular medical purpose, such as to cover a wound, with respect to which no pharmacological claim can be made. A device which is "substantially equivalent" to another device existing in the market prior to May 1976 can be registered with the FDA under Section 510(k) and marketed without further testing. A device which is not "substantially equivalent" is subject to an FDA approval process similar to that required for a new drug, beginning with an Investigational Device Exemption and culminating in a Premarket Approval. The Company has sought and obtained all its device approvals under Section 510(k). With respect to certain of its wound and skin care products, the Company intends to develop claims for which IDE and PLA submissions will be required.

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

   The manufacturing, processing, formulating, packaging, labeling and advertising of the Company's subsidiary Caraloe, products are also subject to regulation by one or more federal agencies, including the FDA, the Federal Trade Commission (the "FTC"), the United States Department of Agriculture and the Environmental Protection Agency. These activities are also regulated by various agencies of the states, localities and foreign countries to which Caraloe's products are distributed and in which Caraloe's products are sold. The FDA, in particular, regulates the formulation, manufacture and labeling of vitamin and other nutritional supplements.

   On October 25, 1994, the President signed into law the Dietary Supplement Health and Education Act of 1994 ("DSHEA"). This new law revised the provisions of the Federal Food, Drug, and Cosmetic Act (the "FFDC Act") concerning the composition and labeling of dietary supplements and, in the judgement of the Company, is favorable to the dietary supplement industry. The legislation creates a new statutory class of "dietary supplement." This new class includes vitamins, minerals, herbs, amino acids and other dietary substances for human use to supplement the diet, and the legislation grandfathers, with certain limitations, dietary ingredients on the market before October 15, 1994. A dietary supplement which contains a new dietary ingredient, one not on market before October 15, 1994, will require evidence of a history of use or other evidence of safety establishing that it will reasonably be expected to be safe. The majority of the products marketed by Caraloe are classified as dietary supplements under the FFDC Act.

   Both foods and dietary supplements are subject to the Nutrition Labeling and Education Act of 1990 (the "NLEA"), which prohibits the use of any health claim for foods, including dietary supplements, unless the health claim is supported by significant scientific agreement and is either pre-approved by the FDA or the subject of substantial government scientific publications and a notification to the FDA. To date, the FDA has approved the use of only limited health claims for dietary supplements. However, among other things, the DSHEA amends, for dietary supplements, the NLEA by providing that "statements of nutritional support" may be used in labeling for dietary supplements without FDA preapproval if certain requirements, including prominent disclosure on the label of the lack of FDA review of the relevant statement, possession by the marketer of substantiating evidence for the statement and post-use notification to the FDA, are met. Such statements may describe how particular nutritional supplements affect the structure, function or general well-being of the body (e.g. "promotes your cardiovascular health").

   The FDA issued final dietary supplement labeling regulations in 1997 that may require Caraloe to revise most of its product labels by 1999. The regulations also currently require Caraloe to submit notification to the FDA of all "statements of nutritional support," a process that Caraloe has not fully completed.

   Advertising and label claims for dietary supplements and conventional foods have been regulated by state and federal authorities under a number of disparate regulatory schemes. There can be no assurance that a state will not interpret claims presumptively valid under federal law as illegal under that state's regulations, or that future FDA regulations or FTC decisions will not restrict the permissible scope of such claims.

   Governmental regulations in foreign countries where Caraloe plans to commence or expand sales may prevent or delay entry into the market or prevent or delay the introduction, or require the reformulation, of certain of Caraloe's products. Compliance with such foreign governmental regulations is generally the responsibility of Caraloe's distributors for those countries. These distributors are independent contractors over whom the Company has limited control.

   As a result of Caraloe's efforts to comply with applicable statutes and regulations, Caraloe has from time to time reformulated, eliminated or relabeled certain of its products and revised certain provisions of its sales and marketing program. Caraloe cannot predict the nature of any future laws, regulations, interpretations or applications, nor can it determine what effect additional governmental regulations or administrative orders, when and if promulgated, would have on its business in the future. They could, however, require the reformulation of certain products to meet new standards, the recall or discontinuance of certain products not c a pable of reformulating, additional record keeping, expanded documentation of the properties of certain products, expanded or different labeling, and/or scientific substantiation. Any or all of such requirements could have a material adverse effect on the Company's results of operations and financial condition.

   Compliance with the provisions of national, state and local environmental laws and regulations has not had a material adverse effect upon the capital expenditures, earnings, financial position, liquidity or competitive position of the Company. See also "Business -- Legal Matters" and "-- Regulatory Matters."


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

   The Company has obtained patents or filed patent applications in the United States and approximately 24 other countries in three series regarding the compositions of acetylated mannan derivatives, the processes by which they are produced and the methods of their use. The first series of patent applications, relating to the compositions of acetylated mannan derivatives and certain basic processes of their production, was filed in a chain of United States patent applications and its counterparts in the other 24 countries. The first United States patent application in this first series, covering the composition claims of acetylated mannan derivatives, matured into United States Patent No. 4,735,935 (the "935 Patent"), which was issued on April 5, 1988. United States Patent No. 4,917,890 (the "890 Patent") was issued on April 17, 1990 from a divisional application to the 935 Patent. This divisional application pertains to most of the remaining claims in the original application not covered by the 935 Patent. The 890 Patent generally relates to the basic processes of producing acetylated mannan derivatives, to certain specific examples of such processes and to certain formulations of acetylated mannan derivatives. Two other divisional applications covering the remaining claims not covered by the 890 Patent matured into patents, the first on September 25, 1990, as United States Patent No. 4,959,214, and the second on October 30, 1990, as United States Patent No. 4,966,892. Foreign patents that are counterparts to the foregoing United States patents have been granted in some of the member states of the European Economic Community and several other countries.

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

   The  third  series  of  patent  applications, relating to the uses of acetylated mannan derivatives, was filed subsequent to the second series. Three of them matured into United States Patent Nos. 5,106,616, issued on April 21, 1992, 5,118,673, issued on
   June 2, 1992, and 5,308,838, issued on May 3, 1994. The Company has filed a number of divisional applications to these patents, each dealing with specific uses of acetylated mannan derivatives. Patent Cooperation Treaty applications based on the parent United States applications have been filed designating a number of foreign countries where the applications are pending. In addition, the Company has also obtained a patent in the United States relating to a wound cleanser, U.S. Patent No. 5,284,833, issued on February 8, 1994. This patent application is the subject of a Patent Cooperation Treaty application designating a number of foreign countries where the applications are pending.

   The Company has obtained a patent in the United States relating to a therapeutic device made from freeze-dried complex carbohydrate hydrogel (U.S. Patent No. 5,409,703 issued on April 25, 1995). A Patent Treaty application based on the parent United States application has been filed designating a number of foreign countries where the applications are pending.

   The Company has obtained a patent in Taiwan related to the uses of a denture adhesive containing aloe extract (Taiwan Patent No. 89390 issued on August 21, 1997) and also a patent in the United States relating to methods for the prevention and treatment of infections in animals (U.S. Patent No. 5,703,060 issued on December 30, 1997).

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

   The technology applicable to the Company's products is developing rapidly. A substantial number of patents have been issued to other biopharmaceutical companies. In addition, competitors have filed applications for, or have been issued, patents and may obtain additional patents and proprietary rights relating to products or processes competitive with those of the Company. To the Company's knowledge, acetylated mannan derivatives do not infringe any valid, enforceable, United States patents. A number of patents have been issued to others with respect to various extracts of the Aloe vera L plant and their uses and formulations, particularly in respect to skin care and cosmetic uses. While the Company is not aware of any existing patents which conflict with its current and planned business activities, there can be no assurance that holders of such other Aloe vera L based patents will not claim that particular formulations and uses of acetylated mannan derivatives in combination with other ingredients or compounds infringe, in some respect, on these other patents. In addition, others may have filed patent applications and may have been issued patents relating to products and technologies potentially useful to the Company or necessary to commercialize its products or achieve their business goals. There is no assurance that the Company will be able to obtain licenses of such patents on acceptable terms.

   The Company has given the trade name Carrasyn[R] to certain of its products containing acetylated mannans. A selected series of domestic and foreign trademark applications exists for the marks Manapol[R], Carrisyn[R] and Carrasyn[R]. Further, the Company has registered the trademark AVMP[R] and the trade name Carrington[R] in the United States. The Company believes that its trademarks and trade names are valuable assets.

                                 Employees

   As of March 5, 1998, the Company employed 278 persons, of whom 22 were engaged in the operation and maintenance of its Irving processing plant, 160 were employed at the Company's facility in Costa Rica and the remainder were executive, research, quality assurance, manufacturing, administrative, sales, and clerical personnel. Of the total number of employees, 86 were located in Texas, 160 in Costa Rica and one in Puerto Rico. In addition, 31 sales personnel were located in 25 other states. The Company considers relations with its employees to be good. The employees are not represented by a labor union.

                                 Financing

   In November 1997, the Company entered into a financing arrangement with Comerica Bank-Texas ("Comerica"). The agreement was composed of a $3,000,000 line of credit structured as a demand note without expiration with an interest rate equal to the Comerica prime rate. The line of credit is collateralized by the Company's accounts receivable and inventory. As of December 31, 1997 there was no outstanding balance owed to Comerica under the terms of the financing agreement.


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

   Laboratory Facility. The Company leases 24,000 square feet of office, manufacturing and laboratory space (the "Laboratory Facility") in Irving, Texas pursuant to a lease that expires in January 2000. The Company's in-house research and development and quality assurance activities are conducted at the Laboratory Facility for the production of injectable dosage forms of Acemannan Immunostimulant.

   Costa Rica Facility. The Company owns approximately 405 acres of land in the Guanacaste province of northwest Costa Rica. This land is being used for the farming of Aloe vera plants and for a processing plant to produce bulk pharmaceutical and injectable mannans and freeze-dried Aloe vera extracts used in the Company s operations. Construction of the processing plant was completed during the second quarter of 1993, and the plant became operational in June 1993. Development of this facility was partially financed with borrowings under a five-year, U.S. dollar-denominated loan from Corporacion Privada de Inversiones de CentroAmerica, S.A., a private bank operating in San Jose, Costa Rica. The loan was paid off in May 1995. During the first quarter of 1994, the Company initiated a project in Costa Rica to upgrade the production plant to meet regulatory requirements for the production of bulk pharmaceutical oral and injectable mannans as required for IND s. This project was completed in the fourth quarter of 1994.



   ITEM 3.  LEGAL PROCEEDINGS.

   On March 2, 1996, Dianna Gold (the "Plaintiff"), a former employee of the Company, filed an action styled Dianna Gold vs. Carrington
   Laboratories, Inc., and Fireman's Fund Insurance Company with the Workers Compensation Appeals Board for the State of California (Case No. SFO 394660). On March 27, 1996, Plaintiff filed an Application for Discrimination Benefits Pursuant to Labor Code Section 132(a) in that case. On March 3, 1998, the Judge in this matter signed an Order of Nonsuit that dismissed the case with prejudice.

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

   On November 3, 1996, Brown filed a Charge of Discrimination against the Company with the Equal Employment Opportunity Commission ("EEOC") alleging age discrimination. The Company received a notification of this charge dated February 13, 1997 from the EEOC. In a letter dated March 21, 1997, the EEOC Dallas District Office notified the Company that it had terminated its investigation of the Company under the Age Discrimination in Employment Act.

   On October 8, 1996, Allison Kindt ("Kindt"), a former employee of the Company, filed a Charge of Discrimination against the Company with the EEOC, Charge No. 141970008, alleging sex discrimination and retaliation in violation of Title VII of the Civil Rights Act of 1964, as amended. On March 14, 1997 the EEOC, Raleigh NC office, notified the Company that it had terminated its investigation of the Company under the Civil Rights Act of 1964, as amended.

   On June 12, 1997, Kindt filed a lawsuit styled Allison Kindt v. Carrington Laboratories, Inc., Civil Action No. 5-97-CV-469-BO(1), in the United States District Court for the Eastern District of North Carolina, Western Division, alleging sex discrimination and retaliation and employment action in violation of public policy against sex discrimination in connection with her employment with the Company. Kindt seeks to recover such additional compensation and other benefits of employment and back pay as she would have received had her employment not been terminated. The Company has responded to these allegations and is vigorously defending this action.

   On February 3, 1997, Megan Kent ("Kent"), a former employee of the Company, filed a civil action styled Megan Kent v. Carrington Laboratories, Inc. (Docket No. DC-681-97) with the Superior Court of New Jersey Law Division, County of Burlington, Special Civil Part alleging certain violations of the New Jersey statutes, 2A:61A-1, et. seq., entitled "Sales Representatives Rights". On March 12, 1997, the Company agreed to settle the matter by means of an $8,000 payment to Kent, and the Judge signed a Stipulation of Settlement and Note of Dismissal with Prejudice.

   In November 1997, the Company received a letter from the Texas Department of Licensing and Regulation (the "TDLR") alleging that the Company's Walnut Hill Facility in Irving, Texas had been inspected and found in non-compliance with provisions of the Texas Architectural Barriers Act (the "Act") and regulations issued thereunder. The Act and the related regulations contain design requirements to ensure that disabled persons can make use of public facilities. An inspection report describing the alleged deficiencies was enclosed with the letter. The letter stated that the Walnut Hill Facility was required to be brought into compliance and written verification furnished to the TDLR within 30 days, and that the Company should contact the TDLR if compliance could not be accomplished within that time. The letter also stated that failure to respond to the letter would result in the matter being referred to the TDLR's Enforcement Division, which could result in a maximum administrative penalty of $1,000 per violation per day.

   The Company responded to that letter through the architects that the Company had engaged to design and supervise the work on the Walnut Hill Facility when the Company moved its wound and skin care product manufacturing operations to that location in 1995. The response from the architects to the TDLR proposed that the Company make certain changes, suggested that a number of the claimed deficiencies do not constitute violations of the regulations, and sought variances for certain items. In mid-March 1998, the Company received a letter from the TDLR stating that the matter would be turned over to its Enforcement Division unless the Company either informed the TDLR that the Walnut Hill Facility was in compliance with the Act and related regulations or specified a date by which the Company would comply with a plan of action. In the Company's opinion, this letter indicated that the TDLR did not receive the architects response, so the Company promptly sent another copy of that response to the TDLR. As far as the Company is aware, the TDLR has not turned this matter over to its Enforcement Division or made any claims for penalties to date. Until the Company receives a response to the proposal made by its architects for resolving the alleged deficiencies, the Company is unable to estimate the cost of resolving this matter.

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

   Fiscal 1996                   High               Low
   --------------             ----------         ---------
   First Quarter              $ 34  1/2          $23  1/2
   Second Quarter               50  7/8           21
   Third Quarter                26  3/4           17  1/2
   Fourth Quarter               23  1/4            6  7/8

   Fiscal 1997                   High               Low
   -----------                ----------         ---------
   First Quarter              $  8  1/8          $ 5  1/4
   Second Quarter                8  3/4            4 11/16
   Third Quarter                 6  1/2            4 13/16
   Fourth Quarter                6  5/16           3  1/2

   At March 23, 1998, there were 949 holders of record (including brokerage firms and other nominees) of Common Stock.

   The Company has not paid any cash dividends on the Common Stock and presently intends to retain all earnings for use in its operations. Any decision by the Board of Directors of the Company to pay cash dividends in the future will depend upon, among other factors, the Company's earnings, financial condition and capital requirements.

   ITEM 6.   SELECTED CONSOLIDATED FINANCIAL DATA.

   The selected consolidated financial data below should be read in conjunction with the consolidated financial statements of the Company and notes thereto and "Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations." The selected consolidated financial information for the five years ended December 31, 1997, is derived from the consolidated financial statements of the Company, of which the years 1993 through 1996, and the month of December 1994, have been audited by Arthur Andersen LLP, independent public accountants, and the year 1997 has been audited by Ernst & Young LLP, independent public accountants. The earnings per share amounts prior to 1997 have been restated as required to comply with Statement of Financial Accounting Standards No. 128, Earnings Per Share. For further discussion of earnings per share and the impact of Statement No. 128, see the notes to the consolidated financial statements beginning on page F-6.

Years Ended November 30,  1993, and 1994,
Month Ended December 31, 1994 and Years
Ended December 31, 1995, 1996 and 1997

(Dollars  and numbers of shares in        November 30         December 31
thousands except per share amounts)     1993      1994        1994         1995         1996          1997
Operations Statement Information:
   Net Sales                         $21,184    $ 25,430   $   1,781    $  24,374    $ 21,286      $  23,559
  Cost and expenses:
    Cost of sales                      5,289       6,415         516        7,944      10,327          9,530
    Selling, general and
         administrative                9,371      11,968         985       12,442      10,771         10,814
    Research and development           5,397       5,334         327        5,370       5,927          3,006
    Interest expense (income), net       218         133          23          115        (304)           (37)
    Income (loss) before income taxes    909       1,580         (70)      (1,497)     (5,435)           246
         Provision for income taxes      104         159        -             131          88             20
    Net income (loss)                $   805    $  1,421   $     (70)    $ (1,628)    $(5,523)      $    226
    Net income (loss) per common
      share - basic and diluted  (1) $   .09    $    .18   $    (.01)    $   (.22)    $  (.74)      $    .02

    Weighted average shares
    used in per share computations     7,324       7,341       7,344        7,933       8,798          8,953


BALANCE SHEET INFORMATION:

    Working capital                  $ 5,292    $  4,720   $   4,472    $   9,095    $ 13,910      $   9,484
    Total assets                      16,305      19,797      18,899       27,934      31,202         26,163
    Long-term debt,

    net of current portion             2,168       2,035       1,997           88          46             10
    Total shareholders investment    $11,041    $ 12,509   $  12,439    $  22,399    $ 27,757      $  22,826



(1) For a description of the calculation of basic and diluted net income (loss) per share, see Note 12 to Consolidated
 Financial Statements.  All net income (loss) per share amounts presented conform to the requirements of Financial
 Accounting Standards Board Statement No. 128, Earnings Per Share.


   ITEM 7.    MANAGEMENT S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS.

   Background

   The Company is a research-based pharmaceutical and medical device company engaged in the development, manufacturing and marketing of naturally occurring complex carbohydrate and other natural products for therapeutics in the treatment of major illnesses and the dressing and management of wounds and other skin conditions. The Company sells nonprescription products through its wound and skin care division; veterinary medical devices and pharmaceutical products through its veterinary medical division; and consumer products and bulk ingredients through its consumer products subsidiary, Caraloe, Inc. (see Note Thirteen to the consolidated financial statements for financial information on each of the segments). The Company s research and product portfolio is primarily based on complex carbohydrate technology derived naturally from the Aloe vera plant.

   Liquidity and Capital Resources

   At  December  31,  1997  and  1996,  the  Company  held cash and cash equivalents of $4,023,000 and $11,406,000, respectively. The decrease in cash of $7,383,000 was largely attributable to the repurchase of 100% of the Series E shares outstanding (see Note Seven to the consolidated financial statements), which totalled $7,785,000. Also contributing to the decrease in cash was the payment of approximately $150,000 in cancellation fees related to the second Phase III clinical study for Aliminase[TM] oral capsules (described below). Additionally, the Company has invested in inventory to support the launch of several new product lines during 1997 (described below) and to support sales of bulk products to Mannatech, Inc., and Aloe Commodities International, Inc. Receivables from these two customers totaled $781,000 and $591,000, respectively, as of December 31, 1997. As of March 13, 1998, $1,107,000 of the above balances has been collected. These decreases in cash were partially offset by private placement of common stock (see Note Eight to the consolidated financial statements) which was completed on June 20, 1997. -Total proceeds, net of issuance costs, were $2,454,000.

   While wound care sales grew at a rate of 4% to $17,990,000 in 1997, the consumer products and bulk ingredients sales through Caraloe, Inc. grew by 47% to $5,444,000. Much of this growth was the result of the decision to significantly grow the bulk ingredients segment of the business, where sales grew from $3,328,000 in 1996 to $4,683,000 in 1997. This had a direct impact on the utilization of the Costa Rica plant (discussed below) as well as on inventory levels both in Costa Rica and in Irving, Texas, where bulk ingredient inventories grew by $308,000 and $154,000, respectively, during 1997. In addition, finished goods inventory grew $501,000 as initial quantities of products launched in 1997 were produced or brought in from outside manufacturers.

   The Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121"), in the first quarter of 1996. SFAS 121 requires that long-lived assets held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be recoverable. At the time of adoption, there was no impairment of asset values in the Company based on historical production levels and future capacity requirements needed to produce the Company's drug Aliminase[TM], then under initial Phase III clinical trials (see discussion below). In late October 1996, the Company received the results of the initial Phase III clinical trial for the testing of Aliminase[TM] oral capsules, which indicated no statistically significant differences that would support a conclusion that Aliminase[TM] oral capsules provide a therapeutic effect in the treatment of ulcerative colitis. As a result, the Company terminated the second large scale clinical trial and placed further testing of Aliminase[TM] oral capsules on hold.

   These results triggered a new assessment of the recoverability of the costs of the Costa Rica plant's assets using the methodology provided by SFAS 121 in the fourth quarter of 1996. The net book value of the Costa Rica Plant assets as of December 31, 1996, was $3,958,000. The Company evaluated the value of Costa Rica produced components in its current product mix to determine the amount of net revenues, excluding Manapol[R] powder sales to Mannatech (see discussion of Caraloe sales to Mannatech below), attributable to the Costa Rica plant. Cash inflows for 1997 and future years were estimated using management's current forecast and business plan. All direct costs of the facility, including certain allocations of Company overhead, were considered in the evaluation of cash outflows. Results indicated there was no impairment of value under SFAS 121.

   In addition, the increase in bulk ingredients sales discussed above prompted the Company to announce in December 1997 that it was increasing production at the Costa Rica plant in 1998 through the installation of a high speed filling line for health maintenance drinks and that it was planning for the acquisition of additional acreage to be used for production of Aloe Vera L. As a result of the increased production levels, the Company believes that the risk of a future impairment of value for the Costa Rica plant under SFAS 121 has been greatly diminished. However, there is no assurance that future changes in product mix or the content of Costa Rica produced components in the current products will generate sufficient revenues to recover the costs of the plant under SFAS 121 methodology.

   As of March 6, 1998, the Company had no material capital commitments other than its leases and agreements with suppliers. In February 1995, the Company entered into a supply agreement with its supplier of freeze-dried products. The agreement required that the Company establish a letter of credit equal to 60% of the minimum purchase commitment of $2,500,000, but allowed for the amount of the letter of credit to be reduced by 60% of the purchases made under the agreement. In July 1997, the letter of credit was reduced under this provision of the agreement to $1,250,000. The supplier currently produces the CarraSorb[TM] M Freeze Dried Gel and the Carrington[TM] (Aphthous Ulcer) Patch for the Company. Both of these products represent new technology and are still in the early phase of marketing. The Company had approximately $340,000 of CarraSorb[TM] M and Carrington[TM] (Aphthous Ulcer) Patch inventory on hand as of December 31, 1997.

   The supply agreement also requires the Company to make minimum monthly purchases of $30,000. In February 1998, the supply agreement was amended to allow for unmet monthly minimum purchase amounts to be met by prepayments, to be applied to future purchases under the agreement, which allows the Company to keep inventory at levels appropriate for sales demand. Current sales of both items are lower than the minimum purchase requirement, but the Company believes that as licensing, acceptance and demand for the new technology increases, demand will exceed the aggregate minimum purchase requirement. As of March 6, 1998, the Company has purchased products totaling approximately $515,000 from this supplier. The Company is in full compliance with the agreement and, as of March 6, 1998, has the available resources to meet all future minimum purchase requirements.

   In November 1995, the Company signed a licensing agreement with a supplier of calcium alginates and other wound care products. Under the agreement, the Company has exclusive marketing rights for ten years to advanced calcium alginate products for North and South America and in the People's Republic of China. Under the agreement, the Company made an up-front payment to the supplier of $500,000 in November 1995, and in July 1997 and October 1997, additional payments of $166,000 and $167,000, respectively, were paid to this supplier upon delivery of the Carrasmart[TM] Hydrocolloid, a new product launched in the third quarter of 1997. These payments resulted in increasing other assets of the Company. As of December 31, 1997, the net book value of this agreement was $710,000. Additional payments totaling $167,000 will be made to the supplier as new products are delivered.

   The Company began a large scale clinical trial during the third quarter of 1995 for the testing of its Aliminase[TM] oral capsules for the treatment of acute flare-ups of ulcerative colitis. The cost of this clinical trial was approximately $2,300,000. All expenses related to this trial have been recognized and paid. In the third quarter of 1996, the Company began a second large scale clinical trial for the testing of Aliminase[TM] oral capsules for the treatment of ulcerative colitis. The cost of this trial was expected to be approximately $2,500,000, of which approximately $212,000 was required as an initial payment when the research contract was signed on September 19, 1996. The full amount of the initial payment was expensed in the third quarter. In late October 1996, the Company received the results of the initial Phase III clinical trial for the testing of Aliminase[TM] oral capsules, which indicated that no statistically significant differences were found to support a therapeutic effect. As a result, the Company terminated the second large scale clinical trial and placed further testing of Aliminase[TM] oral capsules on hold. Approximately $150,000 in cancellation fees was recorded in relation to this termination. In 1997, the Company began efforts to reformulate Aliminase[TM] into a reconstitutable powder form. The reformulation was completed, and the Company began collecting sufficient data to submit to the FDA for permission to conduct a new Phase III clinical study for Aliminase[TM]. As of March 6, 1998 the Company has not yet met with the FDA on this matter.

   In late 1995, the Company began an initial Phase I study using CarraVex[TM] injectable (formerly CARN 750) in cancer patients involving six cancer types. The estimated cost of this study is $475,000, of which approximately $295,000 had been expensed as of December 31, 1997. Expenses totaling $94,000 were recorded in 1997. No expenses have been incurred in the first quarter of 1998.

   In October 1996, the Company completed a $6,600,000 financing involving the private placement of Series E Convertible Preferred Stock (the "Series E Shares"). At that time, plans called for much of the proceeds from this sale to be used to continue Carrington s clinical research programs (see Note Seven to the consolidated financial statements). On October 31, 1996, the Company announced the results of the first Phase III trial of Aliminase[TM] oral capsules. Due to the unfavorable results of the first Phase III trial, the Aliminase[TM] project was placed on hold. Additionally, the Company's management canceled the second Phase III clinical trial then under contract. This event resulted in significant changes in the Company's planned uses of and need for these funds.

   In addition to the change in the Company's needs, the decline in the market price of the Company's Common Stock had increased the extent of the dilution that would have occurred if all of the Series E Shares then outstanding were converted into Common Stock. For these and other reasons, the Company's Board of Directors concluded that it was in the best interest of the Company and its shareholders that the Company repurchase the Series E Shares (see Note Seven to the consolidated financial statements). On March 4, 1997, the Company completed a repurchase of 50% of the Series E Shares for a premium of 13% over the original purchase. On May 21, 1997 the Company repurchased the remaining Series E Shares from the Series E shareholders for a total cash purchase price of approximately $3,852,000. For both transactions, amounts paid to preferred shareholders in excess of par totaled $70,000 more than the embedded deemed dividend recognized in 1996. This additional deemed dividend was used in the earnings per share calculation in 1997 to reduce net income available to common shareholders.

   In November 1997, the Company entered into an agreement with Comerica Bank-Texas for a $3,000,000 line of credit, secured by accounts receivable and inventory. This credit facility will be used for operating needs, as required, and to secure the reissuance of the letter of credit described above. This will result in freeing an additional $1,250,000 in operating funds, as the certificate of deposit currently serving as collateral will no longer be required.

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

   Fiscal 1997 Compared to Fiscal 1996

   Net sales were $23,559,000 in 1997, compared with $21,286,000 in 1996. This increase of $2,273,000, or 10.7%, resulted from an increase of $1,750,000, or 47.4%, in sales of Caraloe, Inc., the Company's consumer products subsidiary, and an increase of $688,000, or 4.0%, in sales of the Company's wound and skin care products. Total sales of the Company's wound and skin care products in 1997 were $17,990,000 as compared to $17,302,000 in 1996, an increase of $688,000, or 4%. New products introduced in 1997 accounted for $682,000 in wound and skin care sales during 1997.

   In the past, the Company's wound and skin care products have been marketed primarily to hospitals and select acute care providers. This market has become increasingly competitive as a result of pressures to control health care costs. Hospitals and distributors have reduced their inventory levels and the number of suppliers used. Also, health care providers have formed group purchasing consortiums to leverage their buying power. This environment required the
   Company to offer greater discounts and allowances to maintain customer accounts. Additionally, in the fourth quarter of 1995, the Medicare/ Medicaid reimbursement rate for hydrogels was significantly reduced (from 1 ounce per day to 3 ounces per month). These changes significantly reduced the demand for hydrogels in the market place. In February 1996, the Company revised its price list to more accurately reflect current market conditions. Overall wound and skin care prices were lowered by a weighted average of 19.1%. In addition to these cost pressures, over the last several years the average hospital stay has decreased over 50%, resulting in more patients being treated at alternative care facilities and at home by home health care providers. This also had a negative impact on sales since the Company's sales force had been primarily focused on the hospital market. To counter the market changes, the sales force is now also aggressively pursuing the alternative and home health care markets.

   To continue to grow its wound care business, the Company realized that it had to expand from the estimated $38 million hydrogel market in which it competed to a much larger segment of the estimated billion dollar wound care market. To achieve this objective, an aggressive program of new product development and licensing was undertaken in 1995 with the goal of creating a complete line of wound care products to address all stages of wound management. As a result of this program, the Company launched three new wound care product types in 1996 and nine new wound care product types in 1997.

   Caraloe's sales increased from $3,694,000 to $5,444,000, or 47.4%. Caraloe sales to Mannatech increased from $3,273,000 to $3,547,000. Of the 1997 sales, $4,102,000 was related to the sale of bulk Manapol[R] powder. The supply agreement in effect during 1996 provided Mannatech with an exclusive license for the Manapol[R] trademark worldwide and contained a provision for termination of the agreement upon 90 days advance notice. Caraloe was informed by
   Mannatech in January 1997 that the supply agreement would be terminated on March 31, 1997. As the supply agreement between Mannatech and Caraloe was terminated, the exclusive license agreement for the Manapol[R] trade mark also terminated on March 31, 1997. Caraloe was then able to sell Manapol[R] powder or license the trademark to other third parties as well as use it in Caraloe s products. In August 1997, Caraloe entered into new licensing and supply agreements with Mannatech granting a non-exclusive license for the use of the Manapol[R] trademark for a three year period.

   Sales of the Company's veterinary products decreased from $283,000 to $125,000. In March 1996, the Company entered into an agreement with Farnam Companies, Inc., a leading marketer of veterinary products, to promote and sell the Company's veterinary line on a broader scale, including the introduction of the Company's products under Farnam's private label. In 1997, Farnam's sales of the Company's products were negatively impacted by the backorder of Acemannan Immunostimulant. Production should recommence on schedule in 1998. Farnam has increased its sales force to improve the market share of the private labeled products.

   Cost of sales decreased from $10,327,000 to $9,530,000, or 7.7%. As a percentage of sales, cost of sales decreased from 42.2%, after adjusting for period cost write-offs (discussed below), to 40.5%. The decrease in cost of goods sold is largely attributable to volume-related manufacturing efficiencies realized in Costa Rica due to the increased Caraloe Manapol[R] sales. The benefits of these manufacturing efficiencies were partially offset by the lower profit margins earned on Manapol[R] as compared to wound care products. Cost of goods sold in 1996 included $1,396,000 of additional expenses which consisted of a $630,000 inventory valuation decrease on June 30, 1996, as described below, and period costs of $766,000. The period costs were related to the annual shutdown of the facility in Costa Rica for routine maintenance and inventory reduction programs.

   As a result of the implementation of programs to reduce operating and production costs, several changes were implemented at the Company s Costa Rica production facility in early 1996. This facility produces all of the Company's freeze-dried Aloe vera raw materials. Among these changes was a restructuring of the work force as well as improvements in efficiencies in the manufacturing process. The implementation of these changes significantly reduced the cost of Costa Rica production in the second quarter of 1996. As a result of these reductions in cost, the actual cost of production under FIFO as of June 30, 1996, was approximately 18% lower than the Company s standard cost, which was equal to the FIFO cost of production at December 31, 1995 and March 31, 1996. The Company determined that the standard cost should be reset to the then current actual cost of production. This reduction in standard FIFO cost decreased inventory valuation by $630,000. This amount represented the change in the accumulated value of all items in inventory as of June 30, 1996 that were produced in Costa Rica as well as those finished goods that contain component items produced in Costa Rica. This decrease in inventory value was expensed in 1996 as a period cost and was included in cost of sales.

   Selling, general and administrative ("SG&A") expenses increased to $10,814,000 from $10,771,000, or 0.4%. Partially offsetting the increase was approximately $242,000 in one-time charges incurred in 1996 which were not incurred in 1997. These one-time charges included approximately $150,000 in additional costs related to the launch of three new product types and a one-time write-off of approximately $92,000 of bank and legal charges related to the early retirement of all bank debt in 1996. Also contributing to the modest size of the increase in SG&A expenses were the ongoing benefits received from cost reduction programs put in place in 1996 and the restructuring of the sales force, also put in place in 1996, which were continued in 1997.

   Research and development ("R&D") expenses decreased to $3,006,000 from $5,927,000, or 49.3%. This decrease was the result of discontinuing the Phase III clinical program for the testing of Aliminase[TM] oral capsules for the treatment of acute flare-ups of ulcerative colitis. The first clinical study under this program was initiated in the third quarter of 1995 and was substantially completed in the third quarter of 1996. In September of 1996, the Company initiated the second pivotal Phase III testing of Aliminase[TM] oral capsules. In late October 1996, the Company received the results of the initial phase III clinical trial for the testing of Aliminase[TM] oral capsules, which indicated that no statistically significant differences were found to support a therapeutic effect. As a result, the Company terminated the second large scale clinical trial and placed further testing of the Aliminase[TM] oral formulation on hold. Approximately $317,000 of expenses for this program was incurred in 1997.

   Net interest income of $36,000 was realized in 1997, versus $304,000 in 1996, due to having less excess cash to invest as well as the repurchase of the remainder of the Series E Preferred Stock issue in May 1997.

   Net income for 1997 was $226,000, versus a net loss of $5,523,000 for 1996. This change is a result of increased volume in Caraloe, Inc. sales, increased production volumes in Costa Rica resulting in the realization of manufacturing efficiencies and the full absorption of production, and decreased research and development expenditures related  to  the  cancellation  of  the  second  Phase III ulcerative colitis study. Assuming dilution, net income per share was $.02 in 1997, compared to a loss per share of $.74 in 1996.


   Fiscal 1996 Compared to Fiscal 1995

   Net sales were $21,286,000 in 1996, compared with $24,374,000 in 1995. This decrease of $3,088,000, or 12.7%, resulted from a decrease of $3,845,000 in sales of the Company's wound and skin care products from $21,147,000 to $17,302,000, or 18.2%. New products introduced in late January accounted for $1,182,000 in wound and skin care sales during 1996. The decrease in wound and skin care sales was partially offset by a $787,000, or 27.1%, increase in sales of Caraloe, Inc., the Company's consumer products subsidiary.

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

   Cost of sales increased from $7,944,000 to $10,327,000, or 30.0%. As a percentage of sales, cost of sales increased from 32.2% to 42.0% after adjusting for a $630,000 inventory valuation decrease on June 30, 1996 and period costs of $104,000 and $766,000 in 1995 and 1996, respectively. The period costs are related to the annual shutdown of the facility in Costa Rica for routine maintenance and inventory reduction programs. The increase in cost of goods sold is largely attributable to the increased sales of bulk Manapol[R] powder, which had a substantially lower profit margin in the first quarter of 1996 as compared to 1995, as a result of decreased production levels in the first quarter of 1996, and as compared to the margins on the Company's wound and skin care products, and the overall 19.1% price decrease which occurred in February of 1996. Additionally, all of the new products introduced in the first half of 1996 are manufactured for the Company by third-party manufacturers and have a lower profit margin than the products manufactured by the Company.

   To accelerate new product development and reduce overhead, the Company was restructured in 1995. The restructuring included the lay-off of seventeen high level and under-utilized positions in administration, marketing, and research and development, for a net reduction in salaries and benefits of approximately $120,000 per month. Also, the Company relocated its manufacturing operations to its current facility on Walnut Hill in Irving, Texas, and immediately realized a reduction in overhead and production costs, as the new facility is more efficient than the prior location. As the Walnut Hill facility is owned by the Company, rent and other facility expenses related to the former production facility of approximately $25,000 per month were eliminated. Each of these items is expected to reduce future expenses and improve cash flow results. As a result of the restructuring, approximately $1,400,000 of one-time charges were taken during 1995. Of these charges, approximately $147,000 of severance compensation was paid in the first two quarters of 1996. Of this amount, $75,000 was a final payment to a single former high ranking research and development employee. This negotiated payment relieved the Company of $128,000 in future severance compensation liability to this employee. As of June 30, 1996, all liabilities resulting from the restructuring were paid in full or otherwise relieved.

   SG&A  expenses  decreased  to $10,771,000 from $12,442,000, or 13.4%.
   This decrease was attributable in part to approximately $900,000 in one-time charges in the first nine months of 1995. These one-time charges were related to severance agreements, legal expenses and settlements and debt refinancing costs. This was partially offset as the Company incurred approximately $150,000 in additional costs related to the launch of three new product types and a one-time write-off of approximately $92,000 of bank and legal charges related to the early retirement of all bank debt in 1996. Also contributing to the reduced SG&A expenses were the benefits received from the cost reduction programs put in place earlier in the year as well as savings generated from the restructuring of the sales force.

   R&D expenses increased to $5,927,000 from $5,370,000, or 10.4%. This increase was the result of beginning the initial large scale Phase III clinical trial for the testing of Aliminase[TM] oral capsules during the third quarter of 1995. This study was substantially completed in the third quarter of 1996. In September of 1996, the Company initiated the second pivotal Phase III testing of Aliminase[TM] oral capsules. The initial payment of approximately $212,000 was expensed in the third quarter, and approximately $150,000 in cancellation fees were also recorded in the third quarter of 1996 after this clinical trial was canceled. Additional R&D costs related to the ongoing cancer research contributed to the increase in R&D during 1996 as well. These costs were partially offset by a reduction of internal salaries and other operating expenses.

   Net interest income of $304,000 was realized in 1996, versus net interest costs of $115,000 in 1995, due to having more excess cash to invest as well as the retirement of all bank debt in April 1996.

   Net loss for 1996 was $5,523,000, versus a net loss of $1,628,000 for 1995. This change is a result of a changing product mix, more products manufactured by third parties, decreased sales which resulted from a change in the Medicare reimbursement rates, and increased R&D expenditures related to the Phase III ulcerative colitis study and the ongoing Phase I cancer study. Loss per share was $.74 in 1996, compared to a loss per share of $.22 in 1995. The loss per share available to common shareholders in 1996 includes the recognition of a $986,000, or $.11 per share, beneficial conversion feature of the Company's Series E convertible preferred stock, accounted for as a preferred dividend in the calculation of loss per share for the year ended December 31, 1996.

   All statements other than statements of historical fact contained in this report, including but not limited to statements in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" (and similar statements contained in the Notes to Consolidated Financial Statements) concerning the Company's financial position, liquidity, capital resources and results of operations, its prospects for the future and other matters, are forward-looking statements. Forward-looking statements in this report generally include or are accompanied by words such as "anticipate," "believe," "estimate," "expect," "intend" or words of similar import. Such forward-looking statements include, but are not limited to, statements regarding the Company's plan or ability to recover the cost of the Costa Rica plant, to absorb the plant s operating cost, to achieve growth in demand for or sales of products, to reduce expenses and manufacturing costs and increase gross margin on existing sales, to initiate, continue or complete clinical and other research programs, to vigorously defend the legal proceedings described in this report, to obtain financing when it is needed, to increase the Company's market share in the alternative and home health care markets, to improve its revenues and fund its operations from such revenues and other available cash resources, to enter into licensing agreements, to develop and market new products and increase sales of existing products, to obtain government approval to market new products, to expand its business into a larger segment of the market for wound care products and increase its market share in the alternative care markets, to promote and sell its veterinary products on a broader scale, and various other matters.

   Although the Company believes that the expectations reflected in its forward-looking statements are reasonable, no assurance can be given that such expectations will prove correct. Factors that could cause the Company's results to differ materially from the results discussed in such forward-looking statements include but are not limited to the possibilities that the Company may be unable to obtain the funds needed to carry out large scale clinical trials and other research and development projects, that the results of the Company's clinical trials may not be sufficiently positive to warrant continued development and marketing of the products tested, that new products may not receive required approvals by the appropriate government agencies or may not meet with adequate customer acceptance, that the Company may not be able to obtain financing when needed, that the Company may not be able to obtain appropriate licensing agreements for products that it wishes to market or products that it needs assistance in developing, that demand for the Company's products may not be sufficient to enable it to recover the cost of the Costa Rica plant or to absorb all of that plant's operating costs, and that the Company's efforts to improve its sales and reduce its costs may not be sufficient to enable it to fund its operating costs from revenues and available cash resources, that one or more of the customers that the Company expects to purchase significant quantities of products from the Company or Caraloe may fail to do so, that competitive pressures may require the Company to lower the prices of or increase the discounts on its products, and that the Company may be unable to produce or obtain, or may have to pay excessive prices for, the raw materials or products it needs.

   All forward-looking statements in this report are expressly qualified in their entirety by the cautionary statements in the two immediately preceding paragraphs.

                              Year 2000 Issues

   During 1997, the Company began an investigation of computer systems used in the activities of the business to process data and information to determine the exposure the Company has to software problems arising from the year 2000 issue. The Company surveyed its business, scientific and network systems and discovered numerous software programs which had not been updated or corrected to address the year 2000. In all cases, software vendors were contacted and the scope and nature of the problem was discussed. For most of these cases, program fixes or version upgrades were obtained, installed and tested to insure that the matter was remedied. In one case, the Company has experienced some difficulty with a program that has already been updated. In this case, the software vendor has been contacted and is investigating the matter. As of December 31, 1997, there remained two minor programs to be updated. The Company expects that program fixes or version upgrades will be available and implemented by June 1998.


   ITEM  7A.      QUANTITATIVE  AND QUALITATIVE DISCLOSURES ABOUT MARKET
   RISK.

   The  Company  is not required to make the disclosures contemplated by
   Item 7A in this Annual Report.

   ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

   The response to Item 8 is submitted as a separate section of this Form 10-K. See Item 14.


   ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

   Effective March 19, 1997, the Company appointed the accounting firm of Ernst & Young LLP as the Company's independent public accountants for fiscal 1997 to replace Arthur Andersen LLP, which resigned on that same date. The Company's Board of Directors approved the selection of Ernst & Young LLP as independent public accountants upon the recommendation of the Board's Audit Committee.

   During 1995 and 1996 and the period from January 1, 1997 through March 18, 1997, there were no disagreements with Arthur Andersen LLP on any matter of accounting principle or practice, financial statement disclosure or auditing scope or procedures or any reportable events. Arthur Andersen LLP's report on the financial statements for the years 1995 and 1996 contained no adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles.

   The Company provided Arthur Andersen LLP with a copy of this disclosure and requested that Arthur Andersen LLP furnish it with a letter addressed to the Securities and Exchange Commission (the "Commission") stating whether it agreed with the above statements. A copy of Arthur Andersen LLP's letter to the Commission, dated April 7, 1997, was filed as Exhibit 16.1 to the Company's Form 10-K/A amendment to its Form 10-K Annual Report for the year ended December 31, 1996, which amendment was filed with the Commission on April 7, 1997.



                                  PART III

   ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

   The information required by ITEM 10 of Form 10-K is hereby incorporated by reference from the information appearing under the captions "Election of Directors," "Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive Proxy Statement relating to its 1998 annual meeting of shareholders, which will be filed pursuant to Regulation 14A within 120 days after the Company's fiscal year ended December 31, 1997.

   ITEM 11.   EXECUTIVE COMPENSATION.

   The information required by ITEM 11 of Form 10-K is hereby incorporated by reference from the information appearing under the caption "Executive Compensation" in the Company's definitive Proxy Statement relating to its 1998 annual meeting of shareholders, which will be filed pursuant to Regulation 14A within 120 days after the Company's fiscal year ended December 31, 1997.


   ITEM  12.      SECURITY  OWNERSHIP  OF  CERTAIN BENEFICIAL OWNERS AND
   MANAGEMENT.

   The information required by ITEM 12 of Form 10-K is hereby incorporated by reference from the information appearing under the captions "Security Ownership of Management " and "Principal Shareholders" in the Company's definitive Proxy Statement relating to its 1998 annual meeting of shareholders, which will be filed pursuant to Regulation 14A within 120 days after the Company's fiscal year ended December 31, 1997.


   ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

   The information required by ITEM 13 of Form 10-K is hereby incorporated by reference from the information appearing under the caption "Certain Transactions" in the Company's definitive Proxy Statement relating to its 1998 annual meeting of shareholders, which will be filed pursuant to Regulation 14A within 120 days after the Company's fiscal year ended December 31, 1997.


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

   (b) Reports on Form 8-K.

        The Company filed no reports on Form 8-K during the last quarter of its fiscal year ended December 31, 1997.

                      CARRINGTON LABORATORIES, INC.
      INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

Consolidated Financial Statements of the Company:

  Consolidated Balance Sheets --
    December 31, 1996 and 1997                             F -  2

  Consolidated Statements of Operations -- years ended
    December 31, 1995, 1996 and 1997                       F -  3

  Consolidated Statements of Shareholders' Investment --
    years ended December 31, 1995, 1996 and 1997           F -  4

  Consolidated Statements of Cash Flows -- years ended
    December 31, 1995, 1996 and 1997                       F -  5

  Notes to Consolidated Financial Statements               F -  6

  Financial Statement Schedule
    Valuation and Qualifying Accounts                      F - 21

  Report of Ernst & Young LLP, Independent
    Public Accountants                                     F - 22

  Report of Arthur Andersen LLP, Independent
    Public Accountants                                     F - 23

Consolidated Balance Sheets
(Dollar amounts in thousands, except share amounts)

                                             December 31        December 31
                                                1996               1997
ASSETS
Current assets:
 Cash and cash equivalents                      $11,406          $ 4,023
 Accounts receivable, net of
   allowance for doubtful accounts of
   $213 and $478
   1996 and 1997, respectively                    1,912            3,457
 Inventories                                      3,623            5,003
 Prepaid expenses                                   368              328
Total current assets                             17,309           12,811
Property, plant and equipment, net               11,678           10,815

Other assets                                      2,215            2,537
Total assets                                    $31,202          $26,163

LIABILITIES AND SHAREHOLDERS' INVESTMENT
Current Liabilities:
 Accounts payable                               $ 1,621          $ 1,143
 Accrued liabilities                              1,824            2,194
Total current liabilities                         3,445            3,337
 Commitments and contingencies

SHAREHOLDERS' INVESTMENT:
 Preferred stock, 1,000,000 shares
 authorized (all series)
  Series C, $100 par value,
    No shares issued at December 31, 1996
    and 1997                                        -                -
  Series E Convertible, $100 par value, 660
    shares issued at December 31, 1996               66              -

  Common stock, $.01 par value,
   30,000,000 shares authorized,
   8,869,819 and 9,306,462 shares issued
   and outstanding at December 31, 1996
   and 1997, respectively                            89               93
  Capital in excess of par value                 56,680           51,585
  Deficit                                       (29,078)         (28,852)
Total shareholders' investment                   27,757           22,826
Total liabilities and shareholders'investment   $31,202          $26,163


The accompanying notes are an integral part of these balance sheets.

Consolidated Statements of Operations
(Amounts in thousands, except per share amounts)


                                              Years Ended December 31
                                      ----------------------------------
                                         1995         1996         1997
Net sales                              $24,374      $21,286      $23,559
Cost and expenses:
  Cost of sales                          7,944       10,327        9,530
  Selling, general and
    administrative                      12,442       10,771       10,814
  Research and development               5,370        5,927        3,006
  Interest expense                         251           88            6
  Interest income                         (136)        (392)         (43)
Income (loss) before
  income taxes                          (1,497)      (5,435)         246
Provision for
  income taxes                             131           88           20
Net income (loss)                       (1,628)       5,523)         226

Dividends and income attributed
  to preferred shareholders               (140)      (1,023)         (70)
Net income (loss) available to
  common shareholders                 $ (1,768)     $ (6,546)    $   156

Net income (loss) available to
  common shareholders per share -
  basic and diluted                   $   (.22)     $  (.74)     $   .02


The accompanying notes are an integral part of these statements.

Consolidated Statements of Shareholders' Investment
For the Years Ended December 31, 1995, 1996 and 1997
(Dollar amounts and share amounts in thousands)
                                                          Capital in                Total
                            Preferred         Common      Excess of             Shareholder's
                              Stock           Stock       Par Value    Deficit   Investment
                         Shares  Amount  Shares  Amount
Balance,
 December 31, 1994           11  $1,041   7,344  $   74    $33,075     $(21,750)   $12,440

Sales of common stock
 net of issuance
 costs of $41                -      -       300       3      2,956          -        2,959
Issuance of common
 stock upon exercise
 of stock options
 and warrants                -      -       711       7      8,426          -        8,433
Issuance of common
 stock for management
 and directors
 compensation                -      -        24       -        209          -          209
Dividends on
 preferred stock              1     126     -         -        -           (140)       (14)
Net loss                     -      -       -         -        -         (1,628)    (1,628)
--------------------------------------------------------------------------------------------
Balance,
 December 31, 1995           12   1,167   8,379      84     44,666      (23,518)    22,399

Issuance of common
 stock upon exercise
 of stock options,
 warrants and
 employee stock
 purchase plan               -      -       316       3      4,604            -      4,607
Dividends on
 preferred stock             -       35     -         -        -            (37)        (2)
Conversion of
 preferred to common
 stock (Series C)           (12) (1,202)    175       2      1,200            -        -
Sales of convertible
 preferred stock
 (Series E), $100 Par,
 net of issuance costs
 of $324                      1      66     -         -      6,210            -      6,276
Net loss                     -      -       -         -        -         (5,523)    (5,523)
--------------------------------------------------------------------------------------------
Balance,
 December 31, 1996            1      66   8,870      89     56,680      (29,078)    27,757

Issuance of common
 stock upon exercise
 of stock options
 and employee stock
 purchase plan               -      -        21       -        153            -        153
Sale of common stock
 net of issuance costs
 of $21                      -      -       415       4      2,471            -      2,475
Re-purchase of convertible
 preferred stock
 (Series E), $100 Par        (1)    (66)      -       -     (7,719)           -     (7,785)
Net income                    -       -       -       -          -          226        226
--------------------------------------------------------------------------------------------
Balance,
 December 31, 1997            -   $  -    9,306    $ 93    $51,585    $ (28,852)   $22,826

The accompanying notes are an integral part of these statements.

Consolidated Statements of Cash Flows
(Dollar amounts in thousands)
                                                    Years ended December 31,
                                                 ---------------------------------
                                                   1995       1996       1997
Cash flows from operating activities:
 Net income (loss)                               $  (1628)  $(5,523)   $   226
 Adjustments to reconcile income (loss)
  to net cash used by
  operating activities:
   Depreciation and amortization                    1,277     1,273      1,196
   Provision for inventory obsolescence               476       545        523
   Changes in assets and liabilities:
   Accounts receivable, net                           658       315     (1,545)
   Inventories                                       (664)    1,067     (1,903)
   Prepaid expenses                                  (319)      490         40
   Other assets                                      (514)   (1,534)      (360)
   Accounts payable and accrued liabilities          (545)      949        (76)
  Net cash used by operating
    activities                                     (1,259)   (2,418)    (1,899)
Cash flows from investing activities:
 Purchases of property, plant and equipment        (4,206)     (242)      (295)

  Net cash used by investing activities            (4,206)     (242)      (295)
Cash flows from financing activities:

 Issuances of common stock                         11,393     4,607      2,628
 Issuance (retirement) of preferred stock             -       6,276     (7,785)
 Proceeds from short and long-term borrowings       5,742       -          -
 Payments of short and long-term debt              (5,848)   (2,999)       -

 Principal payments of capital lease obligations      (64)      (40)       (32)
  Net cash provided (used) by financing activities 11,223     7,844     (5,189)

Net increase (decrease) in cash and
  cash equivalents                                  5,758     5,184     (7,383)
Cash and cash equivalents at beginning of year        464     6,222     11,406

Cash and cash equivalents at end of year          $ 6,222   $11,406    $ 4,023

Supplemental Disclosure of Cash
 Flow Information:
  Cash paid during the year for interest          $   281    $    87     $     10
  Cash paid during the year for income taxes           99         13          -
Supplemental Disclosure of Non-Cash
 Financing Activities:
  Equipment acquired through capital leases           -           39          -
  Issuances of common stock and warrants              209        -            -


     The accompanying notes are an integral part of these statements.

   NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

   NOTE ONE. BUSINESS

   Carrington Laboratories, Inc. (The "Company") is a research-based pharmaceutical and medical device company engaged in the development, manufacture and marketing of complex carbohydrate and other natural products derived from the Aloe vera plant.

   The Company's Wound and Skin Care division offers a comprehensive line of wound management products to hospitals, alternative care facilities and the home health care market. Sales are primarily in the United States through a network of distributors.


   Caraloe, Inc., a subsidiary, markets or licenses consumer products and bulk ingredients. Principal sales of Caraloe, Inc. are bulk ingredients which are sold to United States manufacturers who include the high quality aloe extracts in their finished products.

   The Company's Veterinary Medical division markets vaccines and wound and skin care products to the veterinary market through third party licensees principally in the United States.

   The Company's products are produced at its plants in Irving, Texas and in Costa Rica. A portion of the Aloe vera leaves used for manufacturing the Company's products are grown on a Company-owned farm in Costa Rica. The remaining leaves are purchased from independent producers in Mexico and Central America.



   NOTE TWO.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES



   PRINCIPLES OF CONSOLIDATION The consolidated financial statements include the accounts of Carrington Laboratories, Inc. (the "Company"), and its subsidiaries, all of which are wholly owned. All intercompany accounts and transactions have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform with 1997 presentation.

   CASH  EQUIVALENTS        The Company's policy is that all highly liquid
   investments purchased with a maturity of three months or less are considered to be cash equivalents unless otherwise restricted.

   INVENTORY      Inventories are recorded at lower of first-in, first-out
   cost or market.

   DEPRECIATION  AND  AMORTIZATION        Land improvements, buildings and
   improvements, furniture and fixtures and machinery and equipment are depreciated on the straight-line method over their estimated useful lives. Leasehold improvements and equipment under capital leases are depreciated over the terms of the respective leases.

   LONG-LIVED ASSETS The Company regularly reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be recoverable. Recoverability is based on whether the carrying amount of the asset exceeds the current and anticipated undiscounted cash flows related to the asset.

   TRANSLATION  OF  FOREIGN  CURRENCIES        The functional currency for
   international operations (primarily Costa Rica) is the U.S. dollar. Accordingly, such foreign entities translate monetary assets and liabilities at year-end exchange rates while non-monetary items are translated at historical rates. Revenue and expense accounts are translated at the average rates in effect during the year, except for depreciation and cost of sales which are translated at historical rates. Translation adjustments and transaction gains or losses are recognized in the consolidated statement of operations in the year of occurrence.


   REVENUE  RECOGNITION       The Company recognizes revenue when title to
   the  goods  transfers.    For the majority of the Company's sales, this
   occurs at the time of shipment.

   FEDERAL INCOME TAXES Deferred income taxes reflect the tax effect of temporary differences between the amount of assets and liabilities recognized for financial reporting and tax purposes. These deferred taxes are measured by applying currently enacted tax laws. The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

   RESEARCH  AND  DEVELOPMENT          Research  and development costs are
   expensed as incurred. Certain laboratory and test equipment determined to have alternative future uses in other research and development activities has been capitalized and is depreciated as research and development expense over the life of the equipment.

   ADVERTISING         Advertising expense is charged to operations in the
   year in which such costs are incurred. Advertising expense has not been significant for 1995, 1996, or 1997.

   STOCK  BASED  COMPENSATION        The Company has elected to follow APB
   Opinion No. 25, "Accounting for Stock Issued to Employees" in the primary financial statements and to provide supplementary disclosures required by FASB Statement No. 123, "Accounting for Stock-Based Compensation" (See Note Eight).

   NET  INCOME  (LOSS)  PER  SHARE       In 1997, the Financial Accounting
   Standards Board issued Statement No, 128, Earnings Per Share. Statement 128 replaced the calculation of primary and fully diluted net income (loss) per share with basic and diluted earnings per share. Unlike primary net income (loss) per share, basic net income (loss) per share excludes any dilutive effects of options, warrants and convertible securities. Diluted net income (loss) per share is very similar to the previously reported fully diluted earnings per share and includes the dilutive effects of options, warrants and convertible securities using the treasury stock method. No restatement of previously reported net income (loss) available to common shareholders per share for 1995 or 1996 was required to conform to the Statement 128 requirements.

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

   OPERATING SEGMENTS In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information (Statement 131), which is effective for years beginning after December 15, 1997. Statement 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. Statement 131 is effective for financial statements for fiscal years beginning after December 15, 1997, and therefore the Company will adopt the new requirements retroactively in 1998. Management has not completed its review of Statement 131, but does not anticipate that the adoption of this statement will have a significant effect on the Company's segments.


   NOTE THREE.     INVENTORIES

   Inventories are recorded at the lower of first-in, first-out cost or market. The following summarizes the components of inventory at December 31, 1996 and 1997, in thousands:


                                               1996         1997
   ---------------------------------------------------------------
   Raw materials and supplies                $  658       $1,438
   Work-in-process                            1,197        1,296
   Finished goods                             1,768        2,269
   ---------------------------------------------------------------
   Total                                     $3,623       $5,003
   ----------------------------------------------------------------

   The inventory balances above are net of $322,000 and $516,000 of reserves for obsolete and slow moving inventory at December 31,1996 and 1997, respectively.

   NOTE FOUR.   PROPERTY, PLANT AND EQUIPMENT

   Property, plant and equipment consists of the following at December 31, 1996, and 1997, in thousands:

Estimated
                                       1996         1997    Useful Lives
--------------------------------------------------------------------------
Land and improvements               $ 1,389      $ 1,389
Buildings  and  improvements          8,085        8,086   7 to 25 years
Furniture  and  fixtures                880          892   4 to 8  years
Machinery  and  equipment             7,589        7,836   3 to 10 years
Leasehold  improvements                 756          793   1 to 3  years
Equipment under capital leases          152          150   4 years
----------------------------------------------------------------------
Total                                18,851       19,146
Less accumulated depreciation
and amortization                      7,173        8,331
----------------------------------------------------------------------
Property, plant and equipment, net  $11,678      $10,815


   The Company's net investment in property, plant and equipment and other assets in Costa Rica at December 31, 1996 and 1997 were $3,958,000 and $3,738,000, respectively.


   NOTE FIVE.     ACCRUED LIABILITIES

   The following summarizes significant components of accrued liabilities at December 31, 1996 and 1997, in thousands:


                                                    1996         1997
   ----------------------------------------------------------------------
   Accrued payroll                                  $  232     $  232
   Accrued sales commissions                           187        238
   Accrued taxes                                       512        633
   Other                                               893      1,091
   ----------------------------------------------------------------------
   Total                                            $1,824     $2,194
   ----------------------------------------------------------------------

   NOTE SIX.     LINE OF CREDIT

   In November 1997, the Company entered into an agreement with a bank for a $3,000,000 line of credit, collateralized by accounts receivable and inventory. This credit facility will be used for operating needs, as required, and to issue a letter of credit to replace a certificate of deposit of $1,250,000 at December 31, 1997 (included in other assets) collateralizing a supply agreement with its supplier of freeze dried products (See Note Nine). The interest rate on this credit facility is equal to the bank's prime rate. As of December 31, 1997 there was no balance outstanding on the credit line.

   In 1996, average short-term borrowings on a line of credit with a bank were $991,000 at an average interest rate of 7.7% with the maximum borrowings outstanding during the year of $2,977,000. No such short-term borrowings were outstanding in 1997.

   NOTE SEVEN.     PREFERRED STOCK

   SERIES C SHARES The Series C Shares were convertible into common stock of the Company at a price of $7.58 per share; were callable by the Company, after January 14, 1996; and provided for dividend payments to be made only through the issuance of additional Series C Shares. Dividends of $140,000 and $37,000 were recorded in 1995 and 1996 on the Series C Shares. In January 1996, all of the outstanding Series C shares were converted to 174,935 shares of the Company's common stock, and related warrants to purchase 55,000 shares of common stock at $15 per share were exercised.

   SERIES  E  SHARES       In October 1996, the Company sold 660 shares of
   Series E Convertible Preferred Stock (the "Series E Shares") for $6,600,000 before offering fees and costs of $324,000. The Series E Shares were convertible into shares of the Company's common stock beginning on December 20, 1996, and prior to October 21, 1999 at a conversion price per share equal to the lower of $25.20 (120% of the market price per share of the Company's common stock) or 87% of the market price immediately preceding the conversion date. Each Series E Share was convertible into the number of whole shares of common stock determined by dividing $10,000 by the conversion price. Because the preferred stock is convertible into common stock at a conversion rate that is the lower of a rate fixed at issuance or a fixed discount from the common stock market price at the time of conversion, the discounted amount is considered to be an assured incremental yield to the preferred shareholders which must be recognized as a deemed preferred dividend over the period from issuance to the first date when the preferred stock first becomes convertible. As such, a deemed dividend of $986,000 or $0.11 per share was recognized in the net income (loss) per share calculation for 1996 as a reduction in earnings available to common shareholders.

   On October 31, 1996, the Company announced the results of the first Phase III trial of Aliminase[TM] oral capsules. Due to the unfavorable results of the first Phase III trial, the Aliminase[TM] project was placed on hold. Additionally, the Company's management canceled the second Phase III clinical trial then under contract. This event resulted in significant changes in the Company's planned uses of and need for these funds. In addition, the decline in the market price of the Company's common stock had increased the extent of the dilution that would have occurred if all of the Series E Shares then outstanding were converted into common stock. For these and other reasons, the Company's Board of Directors concluded that it was in the best interest of the Company and its shareholders that the Company repurchase the Series E Shares. In March 1997 the Company completed a repurchase of 50% of the above Series E Shares for $3,832,000, a premium of 13% over the original purchase price. In May 1997 the Company repurchased the remaining shares of its Series E Shares for a total cash purchase price of $3,852,000. For both transactions, amounts paid to preferred shareholders in excess of par totaled $70,000 more than the embedded deemed dividend recognized in 1996 of $986,000. This additional deemed dividend was used in the net income (loss) per share calculation in 1997 to reduce net income available to common shareholders.


   NOTE EIGHT.     COMMON STOCK


   PRIVATE PLACEMENT OF COMMON STOCK In April 1995, the Company sold 300,000 shares of common stock at a price of $10.00 per share. Total proceeds, net of issuance costs, were $2,959,000. In June 1997, the Company sold 415,000 shares of common stock at a price of $6.00 per share. Total proceeds, net of issuance costs, were $2,454,000.

   SHARE PURCHASE RIGHTS PLAN The Company has a share purchase rights plan which provides, among other rights, for the purchase of common stock by certain existing common stockholders at significantly discounted amounts in the event a person or group acquires or announces the intent to acquire 20% or more of the Company's common stock. The rights expire in 2001 and may be redeemed at any time at the option of the Board of Directors for $.01 per right.


   EMPLOYEE  STOCK  PURCHASE  PLAN       The Company has an Employee Stock
   Purchase Plan (the "Stock Purchase Plan") under which employees may purchase common stock at a price equal to the lesser of 85% of the market price of the Company's common stock on the last business day preceding the enrollment date (defined as January 1, April 1, July 1 or October 1 of any plan year) or 85% of the market price on the last business day of the month. A maximum of 500,000 shares of common stock was reserved for purchase pursuant to the Stock Purchase Plan. As of December 31, 1997, 93,044 shares had been purchased by employees at prices ranging from $3.67 to $29.54 per share.

   STOCK OPTIONS The Company has an incentive stock option plan (the "Option Plan") under which incentive stock options and nonqualified stock options may be granted to certain employees as well as non-employee directors. Options are granted at a price no less than the market value of the shares on the date of the grant, except for incentive options to employees who own more than 10% of the total voting power of the Company's common stock, which are granted at a price no less than 110% of the market value. Options granted to employees are excercisable at the rate of 25% per year after the anniversary of the grant. Options granted to directors are exercisable in whole or in part on the date of the grant. Options granted expire four to ten years from the dates of grant. The Company has reserved 1,500,000 shares of common stock for issuance under the Option Plan. As of December 31, 1997, options to purchase 990,550 shares had been granted under the option plan, of which options for 17,200 shares had been exercised. As of December 31, 1997, options covering 752,225 shares were outstanding with exercise prices between $5.31 and $47.75, with a weighted average exercise price of $16.13 and a weighted average contractual life of 9.0 years. Of these options, 181,282 are currently exercisable with a weighted average exercise price of $27.42.

   The Company's 1985 Stock Option Plan expired in February 1995. The Company had reserved 1,400,000 shares of common stock for issuance under this plan. At the time the plan expired, options to purchase 1,150,440 had been granted, of which options for 863,540 shares have been exercised. As of December 31, 1997, options covering 206,915 shares were outstanding with exercise prices between $6.25 and $29.00, with a weighted average exercise price of $11.72 and a weighted average contractual life of 6.7 years. Of these options, 132,960 are currently exercisable with a weighted average exercise price of $11.93.

   The following summarizes stock option activity for each of the three years ended December 31, 1995, 1996 and 1997, shares in thousands:

                                                                  Weighted
                                                                  Average
                                   Shares    Price Per Share      Exercise
                                                                  Price
----------------------------------------------------------------------------
Balance, November 30, 1994           897   $ 6.25  to  $29.00     $12.95
  Granted                            592   $11.12  to  $35.25     $20.63
  Lapsed or canceled                 (72)  $ 8.62  to  $20.12     $11.93
  Exercised                         (581)  $ 6.25  to  $29.00     $12.45

----------------------------------------------------------------------------
Balance, December 31, 1995           836   $ 6.25  to  $35.25     $18.82
  Granted                            141   $24.25  to  $47.75     $32.69
  Lapsed or canceled                (109)  $11.25  to  $28.75     $23.81
  Exercised                         (201)  $ 6.25  to  $29.00     $15.33
----------------------------------------------------------------------------

Balance, December 31, 1996           667   $ 6.25  to  $47.75     $21.99
  Granted                            470   $ 5.31  to  $ 7.50     $ 6.84
  Lapsed or canceled                (178)  $ 7.50  to  $47.75     $18.38
----------------------------------------------------------------------------

Balance, December 31, 1997           959   $ 5.31  to  $47.75     $15.19
----------------------------------------------------------------------------
Options exercisable at
  December 31, 1997                  314   $ 7.50  to  $47.75     $20.87
----------------------------------------------------------------------------

The following table summarizes information about stock options outstanding at December 31, 1997:

                            Options Outstanding          Options Exercisable
                   -----------------------------------  ---------------------
                               Weighted     Weighted                 Weighted
    Range of                   Average      Average                  Average
 Exercise Prices   Shares      Remaining    Exercise     Shares      Exercise
                               Contractual  Price                    Price
                               Life
 ----------------  --------    -----------   ---------  --------    --------
 $ 5.31 to $13.13      612      8.7 years     $ 8.10        131      $10.65
 $16.56 to $20.13       74      6.4           $17.92         47      $18.18
 $24.25 to $30.25      203      9.1           $27.17         92      $27.41
 $35.25                 35      8.6           $35.25         25      $35.25
 $47.75                 35      6.5           $47.75         19      $47.75
 ----------------  ---------   -----------   ---------  --------  ---------
 $ 5.31 to $47.75      959      8.5           $15.19        314      $20.87
   ==============   =========   ==========    ========  ========  =========

   As of January 30, 1998 the Company offered all option holders the option to exchange their outstanding options for new options at $4.81 per share. The new employee options are subject to four year vesting with new director options immediately vested. New options for 673,897 shares were issued in connection with the offer.

   The Company accounts for employee stock based compensation under APB Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost been determined based on the fair value of options at their grant dates consistent with the method of Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123"), the Company's net income (loss) and diluted net income (loss) available to common shareholders per share would have been reduced to the following pro forma amounts:

----------------------------------------------------------------------------
                                                 1995       1996        1997
----------------------------------------------------------------------------
Net income(loss)
 (in thousands):
   As reported                                $(1,628)   $(5,523)      $226
   Pro forma                                   (2,656)    (8,022)    (2,199)

Diluted net income(loss)
  available to common shareholders per share:
   As reported                                $ (0.22)   $ (0.74)      $.02
   Pro forma                                    (0.35)     (1.03)      (.25)
-----------------------------------------------------------------------------

   Because the SFAS 123 method of accounting has not been applied to options granted prior to January 1, 1995, the pro forma compensation cost may not be representative of the pro forma cost to be expected in future years.

   The fair value of each option granted was estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1995, 1996, and 1997, respectively: risk-free interest rates of 6.50%, 6.47% and 6.13%, expected volatility of 64.2%, 63.0% and 57.0%. The Company used the following weighted-average assumptions for grants in 1995, 1996 and 1997: expected dividend yields of 0% and expected lives of 5.0 years on options granted to employees and 4.0 years on grants to directors. The weighted average fair value of options granted were $11.86, $18.70 and $6.84 in 1995, 1996, and 1997 respectively.

   STOCK WARRANTS From time to time, the Company has granted warrants to purchase common stock to the Company's research consultants and certain other persons rendering services to the Company. The exercise price of such warrants was normally the market price or in excess of the market price of the common stock at date of issuance. The following summarizes warrant activity for each of the periods ending December 31, 1995, 1996 and 1997, shares in thousands:

                                                                Weighted
                                                                Average
                             Shares      Price Per Share        Exercise
                                                                Price
------------------------------------------------------------------------

Balance, November 30, 1994     299      $ 6.25  to  $26.00      $14.27
  Granted                       20      $16.00                  $16.00
  Lapsed or canceled           (88)     $11.25  to  $26.00      $17.88
  Exercised                   (102)     $ 6.25  to  $16.25      $11.88
------------------------------------------------------------------------
Balance, December 31, 1995     129      $ 9.75  to  $20.13      $13.99
  Lapsed or canceled            (3)     $12.13                  $12.13
  Exercised                    (75)     $12.75  to  $15.00      $13.35
------------------------------------------------------------------------
Balance, December 31, 1996
     and December 31, 1997      51      $ 9.75  to  $20.13      $15.03
------------------------------------------------------------------------
Warrants exercisable at
  December 31, 1997             51      $ 9.75  to  $20.13      $15.03
------------------------------------------------------------------------

The following table summarizes information about stock warrants outstanding at December 31, 1997, shares in thousands:

                         Warrants Outstanding          Warrants Exercisable
                 ------------------------------------  -------------------------
                              Weighted     Weighted                 Weighted
Range of                      Average      Average                  Average
Exercise Prices    Shares     Remaining    Exercise     Shares      Exercise
                              Contractual  Price                    Price
                              Life
----------------   --------   -----------  ---------    --------   ---------
$ 9.75 to $13.00       20       2.8 years     $11.38         18      $11.38
$16.00 to $20.13       31       2.8           $17.39         31      $17.39
----------------   --------   -----------  ---------    --------   ---------
$ 9.75 to $20.13       51       2.8           $15.03         49      $15.03
================   ========   ===========  =========    =========  =========


   COMMON STOCK RESERVED The Company has reserved a toal of 2,096,671 common shares for future issuance relating to the employee stock purchase plan, stock option plans, and stock warrants, disclosed above.

   NOTE NINE.     COMMITMENTS AND CONTINGENCIES


   The  Company  conducts  a significant portion of its operations from an
   o f fice/ warehouse/distribution facility and an office/laboratory facility under operating leases that expire over the next five years. In addition, the Company leases certain office equipment under operating leases that expire over the next four years. The Company s commitments under noncancellable operating leases, as of December 31, 1997 are as follows, in thousands:


   Years Ending December 31,
   ----------------------------------------------
   1998                                    $  440
   1999                                       439
   2000                                       182
   2001                                       131
   2002                                         5
   ----------------------------------------------
   Total minimum lease payments            $1,197
   ----------------------------------------------

   Total rental expenses under operating leases were $364,000, $451,000 and $465,000 for the years ended December 31, 1995, 1996 and 1997, respectively.

   In February 1995 the Company entered into a commitment to purchase $2.5 million of freeze dried products from its principal supplier over a 66 month period ending in August 2000. The commitment, which also provides for monthly minimum purchases, is required to be supported to the extent of 60% of the remaining commitment by a letter of credit from a bank or a pledged certificate of deposit (See Note Six).
   Through December 31, 1997, the Company has purchased $515,000 of products pursuant to this commitment and in February 1998 made prepayments of $115,000 toward future deliveries under the commitment. Although management believes that new products which they began to actively market in late 1997, as well as additional products to be developed, will result in no losses pursuant to this commitment, the Company could incur significant losses if they are not able to meet the minimum purchase commitments.

   NOTE TEN.     INCOME TAXES

   The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities at December 31, 1995, 1996 and 1997 are as follows, in thousands:

                                           1995          1996         1997
----------------------------------------------------------------------------
Net operating loss carryforward         $  9,835      $ 12,875      $12,468
Research and development
   and other credits                         839           839          858
Property, plant and equipment                184           184          225
Patents                                      308           318          318
Inventory                                    200           249          315
Other, net                                   411           357          592
Less - Valuation allowance               (11,777)      (14,822)     (14,776)
                                        $    -        $    -        $    -

   The Company has provided a valuation allowance against the entire deferred tax asset at December 31, 1995, 1996 and 1997 due to the uncertainty as to the realization of the asset.

   The provisions for federal income taxes for the years ended December 31, 1995, 1996 and 1997 consisted of the following, in thousands:

                                            1995         1996         1997
----------------------------------------------------------------------------
Current provision                            $131         $ 88         $ 20
Deferred provision, net                        -            -            -
----------------------------------------------------------------------------
Total provision                              $131         $ 88         $ 20
----------------------------------------------------------------------------

   The differences (expressed as a percentage of pre-tax income or loss) between the statutory and effective federal income tax rates are as follows:

                                             1995        1996         1997
---------------------------------------------------------------------------
Statutory tax rate                          (34.0%)     (34.0%)       34.0%
State Income Taxes                            2.8          .5          -
Unrecognized deferred tax
   benefit/change in valuation allowance     34.6        34.9        (20.8)
Expenses related to foreign
  operations                                  4.1         -            -
Other                                         1.3          .2         (4.9)
---------------------------------------------------------------------------
Effective tax rate                            8.8%        1.6%         8.3%
---------------------------------------------------------------------------

   At December 31, 1997, the Company had net operating loss carryforwards of approximately $36,670,000 for federal income tax purposes, which expire during the period from 1999 to 2011, and research and development tax credit carryforwards of approximately $839,000, which expire during the period from 1999 to 2008, all of which are available to offset federal income taxes due in future periods.

   NOTE ELEVEN.     CONCENTRATIONS OF CREDIT RISK

   Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of trade accounts receivable. The Company's customers are not concentrated in any specific geographic region but are concentrated in the health care industry. Significant sales were made to three customers. McKesson General accounted for 7%, 9% and 12%; Owens & Minor accounted for 14%, 11% and 11%; and Bergen Brunswig, which acquired Durr Medical and Colonial Healthcare in December 1996, accounted for 10%, 12% and 9% of the Company's net sales in 1995, 1996 and 1997, respectively. Sales by Caraloe, Inc., to Mannatech, Inc., , accounted for 10%, 15% and 15% of the Company's net sales in 1995, 1996 and 1997, respectively. Sales by Caraloe, Inc. to Aloe Commodities International, Inc. ("ACI") accounted for 4% of the Company's net sales in 1997. Accounts receivable from Mannatech and ACI represented 20% and 15% of accounts receivable, respectively, at December 31, 1997. The Company also has an investment of $600,000 (less than 10% ownership interest) in common stock of ACI. The Company performs ongoing credit evaluations of its customers' financial condition and establishes an allowance for doubtful accounts based on factors surrounding the credit risk of specific customers and historical trends and other information.


   NOTE TWELVE.     NET INCOME (LOSS) PER SHARE


   Basic net income (loss) available to common shareholders per share was computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding of 7,933,000, 8,798,000 and 8,953,000 in 1995, 1996, and 1997, respectively.

   In calculating the diluted net loss available to common shareholders per share for 1995 and 1996, no effect was given to options, warrants or convertible securities because the effect of including these securities would have been antidilutive. In 1997, diluted net income available to common shareholders per share is also based only on the weighted average number of common shares outstanding. There was no additional dilution related to options whose exercise price was below the average market price due to the application of the treasury stock method. Remaining options and warrants to purchase 885,000 shares at an average exercise price of $16.84 per share were excluded because their exercise price exceeded the average market price and were, therefore, antidilutive.

   NOTE THIRTEEN.     BUSINESS SEGMENTS

   The Company operates in three business segments: Wound Care Products; Caraloe, Inc., a consumer products subsidiary, including bulk ingredients, consumer beverages, nutritional and skin care products; and Veterinary Products, including veterinary wound care and cancer therapy products.

   Corporate Income Before Income Taxes set forth in the following table includes research and development expenses which were related to the development of pharmaceutical products not associated with the reporting segments. Assets which are used in more than one segment are reported in the segment where the predominant use occurs. The Company's production facility in Costa Rica, which provides bulk ingredients for all segments, and total cash for the Company is included in the Corporate Assets figure.


   Business Segments (in thousands)


                         Wound    Caraloe
1995                     Care     Inc.     Veterinary   Corporate    Total
----------------------------------------------------------------------------
Sales to unaffiliated
  customers             $21,147   $2,907     $320       $  -        $24,374
Income(loss) before
  income taxes            2,903      494     (222)        (4,672)    (1,497)
Identifiable assets      16,241      299      116         11,278     27,934
Capital expenditures      4,206      -         -             -        4,206
Depreciation and
  amortization            1,262      -         15            -        1,277
----------------------------------------------------------------------------

1996
----------------------------------------------------------------------------
Sales to unaffiliated
  customers             $17,302   $3,694     $290       $  -        $21,286
Income(loss) before
  income taxes             (641)     375       (9)        (5,160)    (5,435)
Identifiable assets      14,834      231       51         16,086     31,202
Capital expenditures        242      -         -             -          242
Depreciation and
  amortization            1,259      -         14            -        1,273
---------------------------------------------------------------------------
1997
---------------------------------------------------------------------------
Sales to unaffiliated
  customers             $17,990   $5,444     $125       $  -        $23,559
Income(loss) before
    income  taxes         1,522    1,381      (42)        (2,615)       246
Identifiable assets      16,068    1,426       17          8,652     26,163
Capital expenditures        295      -         -             -          295
Depreciation and
  amortization            1,191      -          5            -        1,196
---------------------------------------------------------------------------

   NOTE FOURTEEN.     UNAUDITED SELECTED QUARTERLY FINANCIAL DATA


   The unaudited selected quarterly financial data below reflect the fiscal years ended December 31, 1996, and 1997 respectively.

   (Dollar amounts in thousands, except shares and per share amounts)

1996                  1st Quarter   2nd Quarter   3rd Quarter   4th Quarter
------------------------------------------------------------------------------
 Net sales              $ 5,515       $ 5,438       $ 5,112       $ 5,221
 Gross Profit             2,584         2,073         2,967         3,335
 Net income (loss)       (2,156)       (2,545)        ( 839)           17
Diluted income (loss)
 available to common
 shareholders per share$  (.25)      $  (.29)      $  (.09)      $  (.11) *
 Weighted average
 common shares       8,666,177     8,804,567     8,854,533     8,867,575
-----------------------------------------------------------------------------

1997                  1st Quarter   2nd Quarter   3rd Quarter   4th Quarter
-----------------------------------------------------------------------------
 Net sales              $ 6,083       $ 5,121        $ 6,229      $ 6,126
 Gross Profit             3,576         3,234          3,653        3,566
 Net income (loss)           83          (531)           463          211
Diluted income (loss)
 available to common
 shareholders per share $   .00       $  (.05)       $   .05      $   .02
 Weighted average
 common shares        8,870,148     8,896,078      9,239,109    9,293,450
-----------------------------------------------------------------------------

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

Financial Statement Schedule
Valuation and Qualifying Accounts
(In thousands)


Description                          Additions
                  Balance at  Charged to  Charged to  Deductions  Balance at
                  Beginning   Costs and   Other                    End of
                  Of Period   Expenses    Accounts                 Period
-------------------------------------------------------------------------
1995

Bad Debt Reserve    $205        $107        $ -          $ 85       $227
Inventory Reserve    321         476          -           579        218
Rebates               55          90          -            63         82
-------------------------------------------------------------------------
1996

Bad Debt Reserve    $227        $ 82        $ -          $ 96       $213
Inventory Reserve    218         545          -           441        322
Rebates               82          90          -            36        136
-------------------------------------------------------------------------
1997

Bad Debt Reserve    $213        $280        $ -          $ 15       $478
Inventory Reserve    322         523          -           329        516
Rebates              136         331          -           125        342
-------------------------------------------------------------------------

   -----------------------------------------------------------------------

   Report of Independent Public Accountants
   -----------------------------------------------------------------------

   Shareholders and Board of Directors
     Carrington Laboratories, Inc.

   We have audited the accompanying consolidated balance sheets of Carrington Laboratories, Inc. and subsidiaries as of December 31, 1997 and the related consolidated statements of operations, shareholders' investment and cash flows for the year then ended. Our audit also included the financial statement schedule listed in the Index at item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

   We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the 1997 consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Carrington Laboratories, Inc. and subsidiaries as of December 31, 1997, and the consolidated results of their operations and their cash flows for year then ended in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




                                              Ernst & Young LLP


   Dallas, Texas
   February 25, 1998

   Report of Independent Public Accountants


   To the Stockholders and Board of Directors of Carrington Laboratories, Inc. and Subsidiaries:

   We have audited the accompanying consolidated balance sheets of Carrington Laboratories, Inc.(a Texas corporation) and subsidiaries as of December 31, 1996 and the related consolidated statements of operations, shareholders' investment and cash flows for the two years ended December 31, 1995 and 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Carrington Laboratories, Inc. and subsidiaries as of December 31, 1996, and the results of their operations and their cash flows for the two years ended December 31, 1995 and 1996, in conformity with generally accepted accounting principles.

   Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The schedule on page F-21 of this form 10-K is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.



                                                      Arthur Andersen LLP
     Dallas, Texas,
     February 7, 1997 (except with respect
     to certain matters discussed in Note 7,
     as to which the date is April 25, 1997)

                                      SIGNATURES

               Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       CARRINGTON LABORATORIES, INC.

   Date: March 30, 1998                By:  /s/ Carlton E. Turner
                                           -----------------------
                                       Carlton E. Turner, Ph.D., President

            Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

               Signatures                   Title                  Date
               ----------                   -----                   ----
   /s/  Carlton  E. Turner      President, Chief Executive     March 30, 1998
   -------------------------    Officer and Director
   Carlton E. Turner, Ph.D.     (principal executive officer)

   /s/  Robert  W. Schnitzius   Chief Financial Officer        March 30, 1998
   -------------------------    (principal financial and
   Robert W. Schnitzius          accounting officer)

   /s/  R.  Dale Bowerman                Director              March 30, 1998
   -----------------------------
   R. Dale Bowerman

   /s/  George  DeMott                   Director              March 30, 1998
   -----------------------------
   George DeMott

   /s/  Robert  A. Fildes, Ph.D.         Director              March 30, 1998
   -----------------------------
   Robert A. Fildes, Ph.D.

   /s/  Thomas  J. Marquez               Director              March 30, 1998
   -----------------------------
   Thomas J. Marquez

   /s/  James  T. O'Brien                Director              March 30, 1998
   -----------------------------
   James T. O'Brien

   /s/  Selvi  Vescovi                   Director              March 30, 1998
   -----------------------------
   Selvi Vescovi

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

    3.6* Statement of Cancellation of Treasury Shares, dated
         July 17, 1997.

    3.7* Statement of Resolution Eliminating Four Series of
         Preferred Stock, dated July 17, 1997.

    3.8* By-laws of Carrington Laboratories, Inc., as amended through March 3, 1998

 Exhibit                                                      Sequentially
  Number                       Exhibit                        Numbered Page

    4.1  Form of certificate for Common Stock of Carrington
         Laboratories, Inc., (incorporated herein by reference to Exhibit 4.5 to Carrington's
         Registration Statement on Form S-3 (No. 33-57360) filed with the Securities and Exchange Commission on January 25, 1993).

    4.2  Agreement Regarding Termination of Employment and
         Full and Final Release dated June 2, 1997, between
         Carrington Laboratories, Inc., and Sheri L.
         Pantermuehl (incorporated herein by reference to Exhibit 4.1 to Carrington's Quarterly Report on
         Form 10-Q for the quarter ended June 30, 1997).

 Exhibit                                                      Sequentially
  Number                       Exhibit                        Numbered Page

    4.3 Form of Letter Agreement dated May 9, 1997 between the Registrant and each holder of Series E
         Convertible Preferred Stock (incorporated herein by reference to Exhibit 10.1 to Carrington's Current
         Report on Form 8-K dated
         May 21, 1997).

    4.4  Form of Second Offer and Agreement of Sale and
         Purchase dated May 15, 1997 between the Registrant and each holder of Series E Convertible Preferred
         Stock (incorporated herein by reference to Exhibit
         10.2 to Carrington's Current Report on Form 8-K dated May 21, 1997).

    4.5 Form of Stock Purchase Agreement dated June 20, 1997 between the Registrant and each purchaser of Common Stock (incorporated herein by reference to Exhibit 10.1 to Carrington's Current Report on Form 8-K dated June 20, 1997).

    4.6 Retirement and Consulting Agreement dated August 14, 1997, between Carrington Laboratories, Inc., and David G. Shand (incorporated herein by reference to Exhibit 4.1 to Carrington's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997).

    4.7  First Amendment to Retirement and Consulting
         Agreement dated September 30, 1997, between
         Carrington Laboratories, Inc., and David G. Shand
         (incorporated herein by reference to Exhibit 4.2 to Carrington's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997).

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

 Exhibit                                                      Sequentially
  Number                       Exhibit                        Numbered Page

   10.2 Form of Nonqualified Stock Option Agreement for employees, as amended, relating to Carrington's
         1985 Stock Option Plan (incorporated herein by reference to Exhibit 4.2 to Carrington's
         Registration Statement on Form S-8 (No. 33-50430) filed with the Securities and Exchange Commission on August 4, 1992).
   10.3 Form of Nonqualified Stock Option Agreement for non-employee directors, as amended, relating to Carrington's 1985 Stock Option Plan (incorporated herein by reference to Exhibit 4.3 to Carrington's
         Registration Statement on Form S-8 (No. 33-64407) filed with the Securities and Exchange Commission on November 17, 1995).

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

 Exhibit                                                      Sequentially
  Number                       Exhibit                        Numbered Page

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

   10.12 License Agreement dated March 18, 1994, between Carrington Laboratories, Inc., and Societe Europeenne de Biotechnologie (incorporated herein by reference to Exhibit 10.53 to Carrington's 1994 Annual Report on Form 10-K).
   10.13 Agreement dated March 28, 1994, between Carrington Laboratories, Inc., and Keun Wha Pharmaceutical Co., Ltd., (incorporated herein by reference to Exhibit 10.54 to Carrington's 1994 Annual Report on Form 10-K).

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

   10.34 Form of Stock Purchase Agreement dated April 5,
         1995 between Carrington Laboratories, Inc., and persons named in Annex I thereto (incorporated herein by reference to Exhibit 2.1 to Carrington s
         Registration Statement 33-60833 on Form S-3).

 Exhibit                                                      Sequentially
  Number                       Exhibit                        Numbered Page

   10.35 Form of Registration Rights Agreement dated June 20, 1995 between Carrington Laboratories, Inc., and persons named in Annex I thereto (incorporated herein by reference to Exhibit 2.2 to Carrington s Registration Statement 33-60833 on Form S-3).
   10.36 Supply and Distribution Agreement between Farnam Companies, Inc., and Carrington Laboratories, Inc., dated March 22, 1996 (incorporated herein by reference to Exhibit 10.76 to Carrington's 1995 Annual Report on Form 10-K).

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

 Exhibit                                                      Sequentially
  Number                       Exhibit                        Numbered Page

   10.52 Sales Distribution Agreement between Trudell
         Medical Marketing Limited and Carrington
         Laboratories, Inc., dated May 15, 1996
         (incorporated herein by reference to Exhibit 10.2 to Carrington's Third Quarter 1996 Report on Form
         10-Q).

   10.53 Clinical Research Agreement between ICON and
         Carrington Laboratories, Inc., dated July 15, 1996
         (incorporated herein by reference to Exhibit 10.3 to Carrington's Third Quarter 1996 Report on Form
         10-Q).
   10.54 Sales Distribution Agreement between Suco
         International Corp. and Carrington Laboratories,
         Inc., dated December 1, 1996 (incorporated by reference to Exhibit 10.54 to Carrington's 1996
         Annual Report on Form 10-K).

   10.55 Sales Distribution Agreement between Recordati, S.P.A., and Carrington Laboratories, Inc., and Carrington Laboratories Belgium N.V., dated December 20, 1996 (incorporated by reference to
         Exhibit 10.55 to Carrington's 1996 Annual Report on
         Form 10-K).

   10.56 Nonexclusive Distribution Agreement between
         Polymedica Industries, Inc., and Carrington
         Laboratories, Inc., dated November 15, 1996
         (incorporated by reference to Exhibit 10.56 to Carrington's 1996 Annual Report on Form 10-K).

   10.57 Sales Distribution Agreement between Gamida-
         Medequip Ltd., and Carrington Laboratories, Inc., dated December 24, 1996 (incorporated by reference to Exhibit 10.57 to Carrington's 1996 Annual Report on Form 10-K).

   10.58 Sales Distribution Agreement between Gamida For Life BV, and Carrington Laboratories, Inc., dated December 24, 1996 (incorporated by reference to
         Exhibit 10.58 to Carrington's 1996 Annual Report on
         Form 10-K).
   10.59 Sales Distribution Agreement between Darrow Laboratorios S/A and Carrington Laboratories, Inc., dated December 4, 1996 (incorporated by reference to Exhibit 10.59 to Carrington's 1996 Annual Report on Form 10-K).

 Exhibit                                                      Sequentially
  Number                       Exhibit                        Numbered Page

   10.60 Independent Sales Representative Agreement between Vision Medical and Carrington Laboratories, Inc., dated October 1, 1996 (incorporated by reference to Exhibit 10.60 to Carrington's 1996 Annual Report on Form 10-K).
   10.61 Independent Sales Representative Agreement between Think Medical, Inc., and Carrington Laboratories, Inc., dated October 1, 1996 (incorporated by reference to Exhibit 10.61 to Carrington's 1996 Annual Report on Form 10-K).

   10.62 Independent Sales Representative Agreement between
         Meares Medical Sales Associates and Carrington
         Laboratories, Inc., dated October 1, 1996
         (incorporated by reference to Exhibit 10.62 to Carrington's 1996 Annual Report on Form 10-K).

   10.63 Supply Agreement between Aloe Commodities International, Inc., and Caraloe, Inc., dated February 13, 1997 (incorporated by reference to
         Exhibit 10.63 to Carrington's 1996 Annual Report on
         Form 10-K).
   10.64 Trademark License Agreement between Light Resources Unlimited and Carrington Laboratories, Inc., dated March 1, 1997 (incorporated by reference to Exhibit
         10.64 to Carrington's 1996 Annual Report on Form
         10-K).

   10.65 Supply Agreement between Light Resources Unlimited and Caraloe, Inc., dated February 13, 1997
         (incorporated by reference to Exhibit 10.65 to Carrington's 1996 Annual Report on Form 10-K).
   10.66 Sales Distribution Agreement between Penta
         Farmaceutica, S.A., and Carrington Laboratories,
         Inc., dated December 27, 1996 (incorporated by reference to Exhibit 10.66 to Carrington's 1996
         Annual Report on Form 10-K).

   10.67 Stock Subscription Offer of Aloe Commodities, Inc., and Caraloe, Inc., dated October 30, 1996
         (incorporated by reference to Exhibit 10.67 to Carrington's 1996 Annual Report on Form 10-K).

   10.68 Modification Number Two to the Production Contract dated February 13, 1995, between Carrington laboratories, Inc., and Oregon Freeze Dry, Inc., listed as Exhibit 10.18, dated November 19, 1996
         (incorporated by reference to Exhibit 10.68 to Carrington's 1996 Annual Report on Form 10-K).

 Exhibit                                                      Sequentially
  Number                       Exhibit                        Numbered Page

   10.69 Offer and Agreement of Sale and Purchase of Convertible Preferred Series E Stock between holders of Carrington Laboratories, Inc., Convertible Preferred Series E Stock and Carrington Laboratories, Inc., dated February 26, 1997 (incorporated by reference to Exhibit 10.69 to Carrington's 1996 Annual Report on Form 10-K).
   10.70 Sales Distribution Agreement between Laboratories PiSA S.A. DE C.V., and Carrington Laboratories, Inc., dated November 1, 1995 (incorporated by reference to Exhibit 10.70 to Carrington's 1996 Annual Report on Form 10-K).

   10.71 Termination Acknowledgment between China Academy of Sciences and Carrington Laboratories, Inc., dated February 12, 1996, regarding the three agreements listed as Exhibits 10.23, 10.24 and 10.25 (incorporated by reference to Exhibit 10.71 to Carrington's 1996 Annual Report on Form 10-K).

   10.72 Letter from Immucell Corporation to Carrington
         Laboratories, Inc., dated February 7, 1996, canceling the License Agreement listed as Exhibit
         10.16 (incorporated by reference to Exhibit 10.72 to Carrington's 1996 Annual Report on Form 10-K).

   10.73 Trademark License and Product Supply Agreement dated July 22, 1997, between Caraloe, Inc., and Nu Skin International, Inc. (incorporated herein by reference to Exhibit 10.1 to Carrington's Quarterly Report on Form 10-Q for the quarter ended September 30 1997).
                                    E - 12

 Exhibit                                                      Sequentially
  Number                       Exhibit                        Numbered Page

   10.74 Supply Agreement dated August 14, 1997, between Caraloe Inc., and Mannatech, Inc. (incorporated herein by reference to Exhibit 10.2 to Carrington s Quarterly Report on Form 10-Q for the quarter ended September 30, 1997).

   10.75 Trademark License Agreement dated August 14, 1997, between Carloe, Inc., and Mannatech, Inc.
         (incorporated herein by reference to Exhibit 10.3 to Carrington's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997).

   10.76*Supply Agreement between Met-Trim, LLC and Caraloe,
         Inc., dated December 1, 1997.

   10.77*Trademark License Agreement between Met-Trim, LLC and Caraloe, Inc., dated December 1, 1997.

   10.78*Amendment Number One to Sales Distribution
         Agreement between Carrington Laboratories, Inc., and Faulding Pharmaceuticals/David Bull
         Laboratories, dated January 12, 1998.

   16.1  Letter dated March 21, 1997 from Arthur Andersen
         LLP to the Securities and Exchange Commission
         (incorporated herein by reference to Exhibit 16.1 to Carrington's Form 10-K/A amendment to its Form
         10-K Annual Report for the year ended December 31,
         1996, which amendment was filed on April 7, 1997).
   21.1* Subsidiaries of Carrington.

   23.1* Consent of Arthur Andersen LLP

   23.2* Consent of Ernst & Young LLP

   27.1* Financial Data Schedule



   *      Filed herewith.
          Management contract or compensatory plan.