Form 10-Q
period 1998-03-31
CARRINGTON LABORATORIES INC /TX/
filed 1998-05-15
CIK 718007

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                    Form 10-Q
   (Mark One)
      ( X )       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended     March 31, 1998
                                     -----------------------------
                                      OR
      (   )    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from                      To
                                     --------------------    -----------
      Commission file number      0-11997
              ----------------------------------------------
                          CARRINGTON LABORATORIES, INC.
             (Exact name of registrant as specified in its charter)
               Texas                               75-1435663
   -------------------------------      --------------------------------
   (State or other jurisdiction of     (IRS Employer Identification No.)
    incorporation or organization)

                    2001 Walnut Hill Lane, Irving, Texas  75038
   ---------------------------------------------------------------------
             (Address of principal executive offices and Zip Code)

                                 972-518-1300
   ---------------------------------------------------------------------
             (Registrant's telephone number, including area code)
   ---------------------------------------------------------------------
             (Former name, former address and former fiscal year,
                        if changed since last report)

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
   Yes          No
      -------      -------
                    APPLICABLE ONLY TO CORPORATE ISSUERS:
   Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.
   9,315,236 shares of Common Stock, $.01 par value, were outstanding at April 30, 1998.

                                  INDEX

                                                              Page
                                                             ------
       Part I.    FINANCIAL INFORMATION

         Item 1.  Financial Statements                           3

                  Condensed Consolidated Balance Sheets
                     at March 31, 1998 (unaudited) and
                     December 31, 1997                           3

                  Condensed Consolidated Statements of
                     Operations for the three months ended
                     March 31, 1998 and 1997 (unaudited)         4

                  Condensed Consolidated Statements of
                     Cash Flows for the three months ended
                     March 31, 1998 and 1997 (unaudited)         5

                  Notes to Condensed Consolidated
                     Financial Statements (unaudited)            6

         Item 2.  Management's Discussion and Analysis of
                     Financial Condition and Results of
                     Operations                                  8

         Item 3.  Quantitative and Qualitative Disclosures
                  About Market Risk                             12

       Part II.   OTHER INFORMATION

         Item 1.  Legal Proceedings                             13

        Item 5.  Other Information                              13

         Item 6.  Exhibits and Reports on Form 8-K              14

                            PART I - FINANCIAL INFORMATION

   Item 1.  Financial Statements.

   Condensed Consolidated Balance Sheets
   (Dollar amounts in 000's)
                                              March 31,     December 31,
                                                 1998            1997
                                             -----------    ------------
                                               (unaudited)
       Assets

   Cash and cash equivalents                    $ 3,808         $ 4,023
   Accounts receivable, net                       2,831           3,457
   Inventories                                    5,097           5,003
   Prepaid expenses                                 558             328
                                                -------         -------
       Total current assets                      12,294          12,811

   Property, plant and equipment, net            10,859          10,815
   Other assets                                   2,504           2,537
                                                -------         -------
           Total assets                         $25,657         $26,163
                                                =======         =======

   Liabilities and Shareholders' Investment

   Accounts payable                             $   621         $ 1,143
   Accrued liabilities                            2,034           2,194
                                                -------         -------
        Total current liabilities                 2,655           3,337

   Shareholders' investment:
     Common stock                                    93              93
     Capital in excess of par                    51,609          51,585
     Deficit                                    (28,700)        (28,852)
                                                -------         -------
        Total shareholders' investment           23,002          22,826
                                                -------         -------
   Total liabilities and
      shareholders' investment                  $25,657         $26,163
                                                =======         =======

   The accompanying notes are an integral part of these statements.

   Condensed Consolidated Statements of Operations (unaudited)
    (Dollar amounts and shares in 000's, except per share amounts)

                                                      Three Months Ended
                                                            March 31,
                                                       1998          1997
                                                  ---------     ---------
    Net sales                                       $ 5,788        $ 6,083

    Costs and expenses:
      Cost of sales                                   2,580          2,507
      Selling, general and administrative             2,504          2,750
      Research and development                          599            798
      Interest, net                                     (57)           (55)
                                                    --------       --------
        Income from operations
          before income taxes                           162             83
    Provision for income taxes                           10              -
                                                     --------      --------
        Net income                                      152             83

    Dividends and income attributed
     to preferred shareholders                            -            (68)

    Net income available to
     common shareholders                            $   152        $    15
                                                    ========       ========
    Net income available to
     common shareholders per share -
     basic and diluted                              $  0.02        $  0.00
                                                    ========       ========

    The accompanying notes are an integral part of these statements.

    Condensed Consolidated Statements of Cash Flows (unaudited)
    (Dollar amounts in 000's)
                                                           Three Months
                                                               Ended
                                                             March 31,

                                                          1998       1997
                                                        --------   --------
    Cash  flows from operating activities
       Net income                                      $   152     $    83
       Adjustments to reconcile net loss to
         net cash provided (used) by
         operating activities:
           Depreciation and amortization                   285         313
           Provision for inventory obsolescence            184         163
       Changes in assets and liabilities:
          Receivables, net                                 625        (882)
          Inventories                                     (278)         (1)
          Prepaid expenses                                (230)        (11)
          Other assets                                      24          26
          Accounts payable and accrued liabilities        (673)       (337)
                                                        -------     -------
       Net cash provided (used) by operating activities     89        (646)

       Cash flows from investing activities:
          Purchases of property, plant and equipment      (320)        (77)
                                                        -------     -------
       Net cash used by investing activities              (320)        (77)

       Cash flows from financing activities:
          Issuances of common stock                         24          18
          Repurchase of preferred stock                      -      (3,885)
          Debt payments                                     (8)         (8)
                                                        -------     -------
       Net cash provided (used) by financing activities     16      (3,875)
                                                        -------     -------
       Net decrease in cash
          and cash equivalents                            (215)     (4,598)

       Cash and cash equivalents, beginning of period    4,023      11,406
                                                       -------     -------
       Cash and cash equivalents, end of period        $ 3,808     $ 6,808
                                                       ========    =======

       Supplemental disclosure of cash flow
         information
          Cash paid during the period for interest      $    1     $     1
          Cash paid during the period for
            federal, state and local income taxes           42          78

    The accompanying notes are an integral part of these statements.

   Notes to Condensed Consolidated Financial Statements (unaudited)

   (1)  Condensed Consolidated Financial Statements:

   The condensed consolidated balance sheet as of March 31, 1998, the condensed consolidated statements of operations for the three month periods ended March 31, 1998 and 1997 and the condensed consolidated statements of cash flows for the three month periods ended March 31, 1998 and 1997 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include all normal recurring adjustments) necessary to present fairly the consolidated financial position, results of operations and cash flows at March 31, 1998 and for all periods presented have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's annual report to shareholders or Form 10-K for the year ended December 31, 1997.


   (2)  Net Income Per Share:

   Basic net income available to common shareholders per share was computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding of 9,306,000 and 8,870,000 at March 31, 1998 and 1997, respectively.

   In calculating the diluted net income available to common shareholders per share for the first quarter 1998, no effect was given to options or warrants. The effect of including these securities would have been antidilutive because the exercise prices of options and warrants exceeded the average market price for the period. Total dilutive securities were insignificant in the first quarter of 1997 and had no impact on net income available to common shareholders per share.


   (3)   Business Segments:

   The Company operates in two business segments: Wound Care Products, and Caraloe, Inc., a consumer products subsidiary, including bulk ingredients, consumer beverages, nutritional and skin care products.

   Corporate Income Before Income Taxes set forth in the following table includes research and development expenses which were related to the development of pharmaceutical products not associated with the reporting segments. Assets which are used in more than one segment are reported in the segment where the predominant use occurs. The Company's production facility in Costa Rica, which provides bulk ingredients for all segments, and total cash for the Company are included in Corporate assets.

   Business Segments (in thousands)

                            Wound   Caraloe
   March 31, 1998           Care      Inc.    Corporate     Total
   --------------------------------------------------------------
   Sales to unaffiliated
    customers             $ 3,980   $1,808     $  -      $  5,788
   Income (loss) before
    income taxes              273      410      (521)         162
   Identifiable assets     14,618    1,881     9,158       25,657
    Capital expenditures       25        9       286          320
   Depreciation and
    amortization              150        -       135          285
   --------------------------------------------------------------
   March 31, 1997
   --------------------------------------------------------------
   Sales to unaffiliated
    customers             $ 4,655   $1,428     $  -      $  6,083
   Income (loss) before
    income taxes              470      307      (694)          83
   Identifiable assets     14,402    1,071    11,600       27,073
    Capital expenditures       27        -        50           77
   Depreciation and
    amortization              176        -       137          313
   --------------------------------------------------------------


   (4)   Income Taxes:

   The tax effects of temporary differences have given rise to deferred tax assets. At December 31, 1997, the Company provided a valuation allowance against the entire deferred tax asset due to the uncertainty as to the realization of the asset. At December 31, 1997, the Company had net operating loss carryforwards of approximately $36,670,000 for federal income tax purposes, which expire during the period from 1999 to 2011, and research and development tax credit carryforwards of approximately $839,000, which expire during the period from 1999 to 2008, all of which are available to offset federal income taxes due in future periods. The provision for federal income taxes for the first quarter of 1998 was $10,000 which represents the alternative minimum tax. The remaining tax on first quarter 1998 income was offset by a reduction in the valuation allowance.

   (5)   Commitments and Contingencies:

   In February 1995 the Company entered into a commitment to purchase $2.5 million of freeze dried products from its principal supplier over a 66 month period ending in August 2000. The commitment, which also provides for monthly minimum purchases, is required to be supported to the extent of 60% of the remaining commitment by a letter of credit from a bank or a pledged certificate of deposit. Through April 30, 1998, the Company has purchased $515,000 of products pursuant to this commitment and made prepayments of $205,000 toward future deliveries under the commitment. Although management believes that new products which they began to actively market in late 1997, as well as additional products to be developed, will result in no losses pursuant to this commitment, the Company could incur significant losses if they are not able to meet the minimum purchase commitments.


   Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations.

   Background

   The Company is a research-based pharmaceutical and medical device company engaged in the development, manufacturing and marketing of naturally occurring complex carbohydrate and other natural products for therapeutics in the treatment of major illnesses and the dressing and management of wounds and other skin conditions. The Company sells nonprescription products through its wound and skin care division; and consumer products and bulk ingredients through its consumer products subsidiary, Caraloe, Inc. (See Note 3 to the condensed consolidated financial statements for financial information on each of the segments). The Company's research and product portfolio are primarily based on complex carbohydrate technology derived naturally from the Aloe vera plant.


   Liquidity and Capital Resources

   At March 31, 1998 and December 31, 1997, the Company held cash and cash equivalents of $3,808,000 and $4,023,000, respectively. This is a decrease in cash of $215,000 and is attributable to normal business operations.

   The Company has invested in inventory to support sales of bulk products to Mannatech, Inc. and Aloe Commodities International, Inc. Receivables from these two customers totaled $780,000 and $349,000, respectively, as of March 31, 1998. As of April 30, 1998, $390,000 of the above balances had been collected.

   As of April 30, 1998, the Company had no material capital commitments other than its leases and agreements with suppliers. In February 1995, the Company entered into a supply agreement with its supplier of freeze-dried products. The agreement required that the Company establish a letter of credit equal to 60% of the minimum purchase commitment of $2,500,000, but allowed for the amount of the letter of credit to be reduced by 60% of the purchases made under the agreement. In April 1998, the letter of credit was reduced under this provision of the agreement to $1,100,000. The supplier currently produces the CarraSorb[TM] M Freeze Dried Gel and the Carrington[TM] (Aphthous Ulcer) Patch for the Company. Both of these products represent new technology and are still in the early phase of marketing. The Company had approximately $350,000 of CarraSorb[TM] M and Carrington[TM] (Aphthous Ulcer) Patch inventory on hand as of March 31, 1998.

   The supply agreement also requires the Company to make minimum monthly purchases of $30,000. In February 1998, the supply agreement was amended to allow for unmet monthly minimum purchase amounts to be met by prepayments, to be applied to future purchases under the agreement, which allows the Company to keep inventory at levels appropriate for sales demand. Current sales of both items are lower than the minimum purchase requirement, but the Company believes that as licensing, acceptance and demand for the new technology increases, demand will exceed the aggregate minimum purchase requirement. As of April 30, 1998, the Company had purchased products and made prepayments totaling approximately $720,000 from this supplier. The Company is in full compliance with the agreement and, as of May 14, 1998, had the available resources to meet all future minimum purchase requirements. There is, however, no assurance that the Company will be able to sell all of the products it is required to purchase from this supplier. If and to the extent that the Company makes prepayments under the agreement but does not apply those prepayments to pay for products that it can sell, such prepayments would eventually have to be charged against the Company's earnings. As of April 30, 1998, prepayments of $205,000 have been made.

   In November 1997, the Company entered into an agreement with Comerica Bank-Texas for a $3,000,000 line of credit, secured by accounts receivable and inventory. This credit facility will be used for operating needs, as required, and to secure the letter of credit described above. This resulted in reporting an additional $1,250,000 in operating funds in April 1998, as the certificate of deposit which had served as collateral for the letter of credit is no longer required.

   In November 1995, the Company signed a licensing agreement with a supplier of calcium alginates and other wound care products. Under the agreement, the Company has exclusive marketing rights for ten years to advanced calcium alginate products for North and South America and the People's Republic of China. Under the agreement, the Company made an up-front payment to the supplier of $500,000 in November 1995, and in July 1997 and October 1997, additional payments of $166,000 and $167,000, respectively, were paid to this supplier upon delivery of the CarraSmart[TM] Hydrocolloid, a new product launched in the third quarter of 1997. These payments resulted in increasing the prepaid assets of the Company. As of March 31, 1998, the net book value of this agreement was $687,000.

   In late 1995, the Company began an initial Phase I dosing study using CarraVex[TM] injectable (formerly CARN 750) in cancer patients involving six cancer types. As of December 31, 1997, approximately $295,000 had been expensed against this study. No expenses were incurred in the first quarter of 1998, as the Company has placed the study on clinical hold, pending further work on drug formulation.

   During 1997, the aloe vera plants on the Company's farm in Costa Rica sustained some flood damage and a fungal disease that severely reduced the supply of aloe vera leaves available from the farm. In addition, Caraloe experienced a sharp increase in sales of raw materials processed at the Company's processing facility in Costa Rica. As a result, the Company's demand for aloe vera leaves has exceeded and continued to exceed both the current and the normal production capacity of its farm. It has therefore been necessary for the Company to purchase aloe vera leaves from other sources at costs that are significantly higher than the cost of leaves produced on its own farm.

   The Company has been exploring other options to obtain the leaves it needs at lower costs. In March 1998, Caraloe signed a letter of intent to enter into a supply agreement with a company to be formed (the "leaf supplier") for the purpose of growing aloe vera plants at a location in Costa Rica that is less than 15 miles from the Company's processing plant. The proposed supply agreement would provide for Caraloe to purchase from the leaf supplier, at mutually agreeable, locally competitive prices, all of the leaves Caraloe needs, to the extent its needs exceed the leaves available from the Company's farm plus up to 200,000 kilograms of leaves per month from another local source. The terms of the proposed supply agreement have not been negotiated, and there is no assurance that the proposed agreement will be entered into. Even if Caraloe or the Company enters into the proposed agreement, the leaf supplier does not yet have the ability to supply aloe vera leaves to purchasers, and it is unlikely that it would be able to supply the Company with any significant quantities of leaves before the first quarter of 1999. There is no assurance that the Company will be able to continue acquiring adequate supplies of aloe vera leaves from other sources or that it will be able to purchase leaves at costs that will allow the Company's and Caraloe's products to be price-competitive.

   The Company has reformulated its proprietary product Aliminase[TM] and is preparing for new Phase III clinical trials of that drug for the treatment of ulcerative colitis. Although the Company hopes to begin those trials during the first quarter of 1999, there can be no assurance as to whether or when such trials will begin or, if begun, whether or not when they will be completed or what the results will be.

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


   First Quarter of 1998 Compared With First Quarter of 1997

   Net sales were $5,788,000 in the first quarter of 1998, compared with $6,083,000 in the first quarter of 1997, a decrease of $295,000, or 4.8%. Caraloe, Inc., the Company's consumer products subsidiary, increased sales from $1,428,000 to $1,808,000, or 26.6%. Caraloe sales to Mannatech, Inc., which are primarily Manapol[R] powder, increased from $540,000 in the first quarter of 1997 to $1,170,000 in the first quarter of 1998. Additionally, Caraloe made shipments to Aloe Commodities International, Inc. which resulted in $83,000 in sales in the first quarter of 1998, as compared to $86,000 in the first quarter of 1997.

   Sales of the Company's wound and skin care products decreased $675,000 from $4,655,000 to $3,980,000, or 14.5%. The decrease in wound care sales was primarily due to generally soft conditions in the wound care market created by changes in government reimbursement programs, the impact of managed care, and consolidation of distributors.

   Cost of sales increased from $2,507,000 to $2,580,000, or 2.9%. As a percentage of sales, cost of sales increased from 41.2% in the first quarter of 1997 to 44.6% in the first quarter of 1998. This was due to the weighted impact of increased sales of Caraloe's products, which have a lower gross margin than the Company's wound and skin care products.

   Selling, general and administrative expenses decreased from $2,750,000 in the first quarter of 1997 to $2,504,000 in 1998. This was attributable to reduced selling expenses as the Company continued to reap the ongoing cost benefits of a streamlined sales force.

   Research and development ("R&D") expenses decreased to $599,000 from $798,000, or 24.9%. This decrease was partially the result of no costs being incurred in the first quarter of 1998 for the Phase I dosing study using CarraVex[TM] injectable (formerly CARN 750) discussed above, whereas $94,000 was incurred for that study in the first quarter of 1997. Also contributing to the decrease in R&D expenses was a reduction of general operating expenses.

   Net interest income of $57,000 in the first quarter of 1998 was comparable to the $55,000 of net interest income in the first quarter of 1997.

   Net income for the first quarter of 1998 was $152,000, versus net income of $83,000 for the first quarter of 1997. This was due primarily to reductions in selling expenses and research expenditures that exceeded the decrease in sales volume. Assuming dilution, net income per share was $0.02 in the first quarter of 1998, compared to net income per share of $0.00 during the same period in 1997.


   All statements other than statements of historical fact contained in this report, including statements in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" (and similar statements contained in the Notes to Condensed Consolidated Financial Statements), concerning the Company's financial position, liquidity, capital resources and results of operations, its prospects for the future and other matters, are forward-looking statements. Forward-looking statements in this report generally include or are accompanied by words such as "anticipate", "believe", "estimate", "expect", "intend", "hopes", "exploring" or words of similar import. Such forward-looking statements include, but are not limited to, statements regarding the Company's belief that it will be able to sell all of the freeze dried, calcium alginate and certain other wound care products that it is required to purchase under its existing agreements with the suppliers of those products; the Company's plan to enter into (or to have Caraloe enter into) an agreement with a supplier that will sell aloe vera leaves to the Company or Caraloe at prices equal to or less than the Company's cost of growing leaves on its own farm, and to continue purchasing aloe vera leaves from other sources as necessary; the Company's plan to conduct Phase III clinical trials of Aliminase[TM]; the Company's belief that its available cash and revenues from operations will provide the funds necessary to finance its current operations; and various other matters.

   Although the Company believes that the expectations reflected in its forward-looking statements are reasonable, no assurance can be given that such expectations will prove correct. Factors that could cause the Company's results to differ materially from the results discussed in such forward-looking statements include but are not limited to the possibilities that the demand for the Company's freeze dried, calcium alginate and certain other wound care products may not be sufficient to enable it to sell the products it is required to purchase from its suppliers under existing supply agreements; that the Company may be unable to negotiate a satisfactory agreement with the leaf supplier that proposes to grow aloe vera leaves and sell them to the Company, or the leaf supplier may be unable to supply such leaves when they are needed by the Company, and the Company may not be able to purchase sufficient quantities of aloe vera leaves to enable it to satisfy the demand for the Company's and Caraloe's products or to meet the Company's or Caraloe's obligations under supply agreements with customers, or the cost of purchasing such leaves may be so high that the Company and Caraloe will not be able to sell their products at competitive prices; that the Company may be unable to obtain the approval of the FDA, or to obtain the funds necessary, to proceed with the planned clinical trials of Aliminase[TM]; and that the Company's available cash and expected cash flow from operations may not be sufficient to finance the Company's current operations for a variety of reasons.

   All forward-looking statements in this report are expressly qualified in their entirety by the cautionary statements in the two immediately preceding paragraphs.


   Item  3.        Quantitative and Qualitative Disclosures About Market
   Risk.

   The  Company  is not required to make the disclosures comtemplated by
   Item 3 in this report.

   PART II - OTHER INFORMATION


   Item 1.     Legal Proceedings.

   In November 1997, the Company received a letter from the Texas Department of Licensing and Regulation (the "TDLR") alleging that the Company's Walnut Hill facility in Irving, Texas had been inspected and found in non-compliance with provisions of the Texas Architectural Barriers Act (the "Act") and regulations issued thereunder. The Act and the related regulations contain design requirements to ensure that disabled persons can make use of public facilities. An inspection report describing the alleged deficiencies was enclosed with the letter. The letter stated that the Walnut Hill facility was required to be brought into compliance and written verification furnished to the TDLR within 30 days, and that the Company should contact the TDLR if that failure to respond to the letter would result in the matter being referred to the TDLR's Enforcement Division, which could result in a maximum administrative penalty of $1,000 per violation per day.

   The Company responded to that letter through the architects that the Company had engaged to design and supervise the work on the Walnut Hill facility when the Company moved its wound and skin care product manufacturing operations to that location in 1995. The response from the architects to the TDLR proposed that the Company make certain changes, suggested that a number of the claimed deficiencies do not constitute violations of the regulations, and sought variances for certain items. Subsequently, the Company took certain actions to resolve the majority of the deficiencies alleged by the TDLR and informed the TDLR orally and in writing about those actions and the Company's proposals for dealing with the remaining issues. The Company is now awaiting the TDLR's response to the information and proposals submitted by the Company. Until it receives that response, the Company is unable to estimate the cost of resolving this matter.


   Item 5.     Other Information.

   Effective April 30, 1998, Christopher S. Record resigned his positions as Vice President, Business Development, Secretary and General Counsel of the Company and as an officer and director of the Company's subsidiaries. Pursuant to an agreement between the Company and Mr. Record, he will remain an employee of the Company during the period from May 1, 1998 through February 14, 1999, or until his employment is earlier terminated for cause or by reason of his death. During that period, he will serve as a special advisor to the Company, with such duties as the Company assigns to him. The Company has agreed to pay him gross compensation of $62,500 during that period.

   Item 6.     Exhibits and Reports on Form 8-K.


         a.        Exhibits:
                   -------------------


         10.1*   Sales Distribution Agreement between Carrington
                 Laboratories, Inc. and Carrington Laboratories Belgium N.V., and Henry Schein U.K. Holdings, Ltd., dated January 1, 1998.

         10.2*   Sales Distribution Agreement between Carrington
                 Laboratories, Inc. and Carrington Laboratories Belgium N.V., and Saude 2000, dated January 5, 1998.

         10.3* Carrington Laboratories, Inc., 1995 Stock Option Plan, As Amended and Restated Effective January 15, 1998.

         10.4*   Sales Distribution Agreement between Carrington
                 Laboratories, Inc. and Carrington Laboratories Belgium N.V., and Hemopharm GmbH, dated March 27, 1998.

         10.5*   Sales Distribution Agreement between Carrington
                 Laboratories, Inc. and Carrington Laboratories Belgium N.V., and Vincula International Trade Company, dated March 27, 1998.

         10.6* Separation Agreement and Full and Final Release dated May 1, 1998 between Carrington Laboratories, Inc. and Christopher S. Record.

         27.1*   Financial Data Schedule


         b.        Reports on Form 8-K:
                   -------------------

                   No reports on Form 8-K were filed by the Company during the quarter ended March 31, 1998.


    *     Filed herewith.
          Management contract or compensatory plan.

                                    SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          CARRINGTON LABORATORIES, INC.
                                                    (Registrant)


   Date: May 15, 1998                     By: /s/ Carlton E. Turner
        ------------------                   ------------------------
                                          Carlton E. Turner,
                                          President and C.E.O.
                                          (principal executive officer)


   Date: May 15, 1998                     By: /s/ Robert W. Schnitzius
        ------------------                   -----------------------
                                          Robert W. Schnitzius,
                                          Chief Financial Officer
                                          (principal financial and
                                           accounting officer)