Form 10-Q
period 1998-06-30
CARRINGTON LABORATORIES INC /TX/
filed 1998-08-06
CIK 718007

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   Form 10-Q
   (Mark One)
               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended     June 30, 1998
                                     -----------------------------
                                      OR
   (   )    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from                      To
                                      ----------------      -----------
      Commission file number      0-11997
                          ----------------------------------------------
                          CARRINGTON LABORATORIES, INC.
             (Exact name of registrant as specified in its charter)
               Texas                               75-1435663
   -------------------------------     ---------------------------------
   (State or other jurisdiction of     (IRS Employer Identification No.)
    incorporation or organization)

                    2001 Walnut Hill Lane, Irving, Texas  75038
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
   Yes          No
      -------      -------
                    APPLICABLE ONLY TO CORPORATE ISSUERS:
   Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.
   9,315,236 shares of Common Stock, $.01 par value, were outstanding at July 31, 1998.

                                  INDEX



                                                              Page
                                                             ------
       Part I.    FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Condensed Consolidated Balance Sheets
                     at June 30, 1998 (unaudited) and
                     December 31, 1997                           3

                  Condensed Consolidated Statements of
                     Operations for the three and six
                     months ended June 30, 1998 and
                     1997 (unaudited)                          4-5

                  Consolidated Statements of Cash Flows
                     for the six months ended June 30,
                     1998 and 1997 (unaudited)                   6

                  Notes to Condensed Consolidated
                     Financial Statements (unaudited)         7-10

         Item 2.  Management's Discussion and Analysis of
                     Financial Condition and Results of
                     Operations                              10-15

         Item 3.  Quantitative and Qualitative Disclosures
                     About Market Risk                          15

       Part II.   OTHER INFORMATION

         Item 1.  Legal Proceedings                             16

         Item 4.  Submission of Matters to a Vote of
                     Security Holders                           17

         Item 6.  Exhibits and Reports on Form 8-K              18

                            PART I - FINANCIAL INFORMATION

   Item 1.  Financial Statements

   Condensed Consolidated Balance Sheets
   (Dollar amounts in 000's)

                                               (unaudited)
                                                June 30,      December 31,
                                                  1998            1997
                                             -----------    ------------
       Assets

   Cash and cash equivalents                    $ 4,396         $ 4,023
   Accounts receivable, net                       3,529           3,457
   Inventories                                    5,039           5,003
   Prepaid expenses                                 684             328
                                                -------         -------
       Total current assets                      13,648          12,811

   Property, plant and equipment, net            11,157          10,815
   Other assets                                   1,413           2,537
                                                -------         -------
           Total assets                         $26,218         $26,163
                                                =======         =======

   Liabilities and Shareholders' Investment

   Accounts payable                             $ 1,015         $ 1,143
   Accrued liabilities                            2,090           2,194
                                                -------         -------
        Total current liabilities                 3,105           3,337

   Shareholders' investment:
     Common stock                                    93              93
     Capital in excess of par                    51,660          51,585
     Deficit                                    (28,640)        (28,852)
                                                -------         -------
        Total shareholders' investment           23,113          22,826
                                                -------         -------
   Total liabilities and
      shareholders  investment                  $26,218         $26,163
                                                =======         =======

   The accompanying notes are an integral part of these statements.

                                     3

   Condensed Consolidated Statements of Operations (unaudited)
   (Dollar amounts and shares in 000's, except per share amounts)

                                                     Three Months Ended
                                                           June 30,
                                                      1998          1997

                                                 ---------     ---------
   Net sales                                       $6,027        $ 5,121
   Cost and expenses:
     Cost of sales                                  2,599          1,886
     Selling, general and administrative            2,778          2,816
     Research and development                         647            796
      Interest, net                                   (57)           154
                                                  -------       --------
       Income (loss) from operations
           before income taxes                         60           (531)
       Provision for income taxes                       -              -
                                                  -------       --------
       Net income (loss)                           $   60        $  (531)

   Dividends and income attributed
      to preferred shareholders                       -               (2)

   Net income (loss) available to
      common shareholders                          $   60        $  (533)
                                                  =======       ========

   Net income (loss) available to
      common shareholders per share -
         basic and diluted                         $ 0.00        $ (0.05)
                                                  =======       ========

   The accompanying notes are an integral part of these statements.


                                     4

   Condensed Consolidated Statements of Operations (unaudited)
   (Dollar amounts and shares in 000's, except per share amounts)

                                                     Six Months Ended
                                                          June 30,
                                                     1998           1997
                                                  -------        -------
   Net sales                                      $11,815        $11,204
   Cost and expenses:
     Cost of sales                                  5,180          4,393
     Selling, general and administrative            5,282          5,567
     Research and development                       1,245          1,594
     Interest, net                                   (114)            98
                                                  -------       --------
       Income (loss) from operations
           before income taxes                        222           (448)
       Provision for income taxes                      10             -
                                                  -------       --------
       Net income (loss)                          $   212        $  (448)


   Dividends and income attributed
      to preferred shareholders                       -             (70)

   Net income (loss) available to
      common shareholders                         $   212        $  (518)
                                                  =======       ========

   Net income (loss) available to
      common shareholders per share -
         basic and diluted                        $  0.02        $ (0.05)
                                                  =======       ========


   The accompanying notes are an integral part of these statements.

                                   5

   Condensed Consolidated Statements of Cash Flows (unaudited)
   (Dollar amounts in 000's)
                                                           Six Months
                                                              Ended
                                                             June 30,
                                                         1998       1997
                                                      --------   --------
   Cash flows from operating activities
         Net income (loss)                           $   212     $  (448)
      Adjustments to reconcile net income (loss) to
        net cash provided (used) by
        operating activities:
          Depreciation and amortization                  557         616
          Provision for inventory obsolescence           127         313
      Changes in assets and liabilities:
         Receivables, net                                (72)     (1,025)
         Inventories                                    (163)       (797)
         Prepaid expenses                               (355)         72
         Other assets                                  1,100         290
         Accounts payable and accrued liabilities       (216)       (510)
                                                      -------     -------
      Net cash provided (used) by
    operating activities                               1,190      (1,489)

      Cash flows from investing activities:
       Purchases of property, plant and equipment       (876)       (194)
                                                      -------     -------
      Net cash used by investing activities             (876)       (194)

      Cash flows from financing activities:
         Issuances of common stock                        75       2,556
         Repurchase of preferred stock                     -      (7,766)
         Debt payments                                   (16)        (15)
                                                      -------     -------
      Net cash provided (used) by
        financing activities                              59      (5,255)
                                                      -------     -------
      Net increase (decrease) in cash
         and cash equivalents                            373      (6,908)

      Cash and cash equivalents,
         beginning of period                           4,023      11,406
                                                     -------     -------
      Cash and cash equivalents, end of period       $ 4,396     $ 4,498
                                                    ========     =======
      Supplemental disclosure of cash flow
        information
         Cash paid during the period for interest    $     2     $     3
         Cash paid during the period for
           federal, state and local income taxes          65          77

   The accompanying notes are an integral part of these statements.

                                     6

   Notes to Condensed Consolidated Financial Statements (unaudited)


   (1)  Condensed Consolidated Financial Statements:

   The condensed consolidated balance sheet as of June 30, 1998, the condensed consolidated statements of operations for the three and six month periods ended June 30, 1998 and 1997 and the condensed consolidated statements of cash flows for the six month periods ended June 30, 1998 and 1997 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include all normal recurring adjustments) necessary to present fairly the consolidated financial position, results of operations and cash flows at June 30, 1998 and for all periods presented have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's annual report to shareholders or Form 10-K for the year ended December 31, 1997.


   (2)  Net Income Per Share:

   Basic net income available to common shareholders per share for the second quarters was computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding of 9,315,000 and 8,896,000 at June 30, 1998 and 1997,
   respectively. The weighted average number of common shares outstanding for the six month periods were 9,309,000 and 8,878,000 at June 30, 1998 and 1997, respectively.

   Total dilutive securities were insignificant in the three and six month periods ended June 30, 1998 and had no impact on diluted net income available to common shareholders per share. In calculating the diluted net income available to common shareholders per share for the three and six month periods ended June 30, 1997, no effect was given to options, warrants, and convertible preferred stock. The effect of including these securities would have been antidilutive because of net losses incurred in the three and six month periods of 1997.


   (3)   Business Segments:

   The Company operates in two business segments: Wound Care Products and Caraloe, Inc., a consumer products subsidiary, including bulk ingredients, consumer beverages, nutritional and skin care products.

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


   Business Segments (in thousands)
   Quarter Ended            Wound   Caraloe
   June 30, 1998            Care      Inc.    Corporate     Total
   --------------------------------------------------------------
   Sales to unaffiliated
    customers             $ 4,494   $1,533   $    -      $  6,027
   Income (loss) before
    income taxes              329      293      (562)          60
   Identifiable assets     14,070    2,055    10,093       26,218
   Capital expenditures       168        9       379          556
   Depreciation and
    amortization              149        -       123          272
   --------------------------------------------------------------
   Quarter Ended
   June 30, 1997
   --------------------------------------------------------------
   Sales to unaffiliated
    customers             $ 4,460   $  661   $    -      $  5,121
   Income (loss) before
    income taxes               23      139      (693)        (531)
   Identifiable assets     14,097    1,711     9,211       25,019
   Capital expenditures        14        -       103          117
   Depreciation and
    amortization              169        -       134          303
   --------------------------------------------------------------
   Six Months Ended         Wound   Caraloe
   June 30, 1998            Care      Inc.    Corporate     Total
   --------------------------------------------------------------
   Sales to unaffiliated
    customers             $ 8,474   $3,341   $    -      $ 11,815
   Income (loss) before
    income taxes              602      703    (1,083)         222
   Capital expenditures       193       18       665          876
   Depreciation and
    amortization              299        -       258          557
   --------------------------------------------------------------
   Six Months Ended
   June 30, 1997
   --------------------------------------------------------------
   Sales to unaffiliated
    customers             $ 9,115   $2,089   $    -      $ 11,204
   Income (loss) before
    income taxes              493      446    (1,387)        (448)
   Capital expenditures        41        -       153          194
   Depreciation and
    amortization              345        -       271          616
   --------------------------------------------------------------

   (4)   Income Taxes:

   The tax effects of temporary differences have given rise to deferred tax assets. At December 31, 1997, the Company provided a valuation allowance against the entire deferred tax asset due to the uncertainty as to the realization of the asset. At December 31, 1997 , the Company had net operating loss carryforwards of approximately $36,670,000 for federal income tax purposes, which expire during the period from 1999 to 2011, and research and development tax credit carryforwards of approximately $839,000, which expire during the period from 1999 to 2008, all of which are available to offset federal income taxes due in future periods. The provision for federal income taxes for the first six months of 1998 was $10,000, which represents the alternative minimum tax. The remaining tax on income for the six months ended June 30, 1998 was offset by a reduction in the valuation allowance.


   (5)   Commitments and Contingencies:

   In February 1995 the Company entered into a commitment to purchase $2.5 million of freeze dried products from its principal supplier over a 66 month period ending in August 2000. The commitment, which also provides for monthly minimum purchases, is required to be supported to the extent of 60% of the remaining commitment by a letter of credit from a bank or a pledged certificate of deposit. Through June 30, 1998, the Company has purchased $559,000 of products pursuant to this commitment and made prepayments of $234,000 toward future deliveries under the commitment. Although management believes that new products which the Company began to actively market in late 1997, as well as additional products to be developed, will result in no losses pursuant to this commitment, the Company could incur significant losses if it is not able to meet the minimum purchase commitments.

   (6)   Stock Options:

   The Company has an incentive stock option plan (the "Option Plan") under which incentive stock options and nonqualified stock options may be granted to certain employees as well as non-employee directors, consultants and advisors. Options are granted at a price no less than the market value of the shares on the date of the grant, except for incentive options to employees who own more than 10% of the total voting power of the Company's common stock, which are granted at a price no less than 110% of the market value. Options granted to employees normally become exercisable at the rate of 25% per year after the first anniversary of the grant. Options granted to directors are exercisable in whole or in part, beginning on the date of the grant. Options granted expire four to ten years from the dates of grant. The Company has reserved 1,500,000 shares of common stock for issuance under the Option Plan.

   The Company's 1985 Stock Option Plan expired in February 1995. The Company had reserved 1,400,000 shares of common stock for issuance under this plan.

   As of January 30, 1998 the Company offered all option holders the opportunity to exchange their outstanding options for new options at $4.81 per share, which was the closing market price on that date. Outstanding options for 681,397 shares were surrendered, and options for an equal number of shares were issued in connection with the offer. The surrendered options were canceled. The new options granted consisted of options for 628,897 shares granted to employees and options for 52,500 shares granted to non-employee directors. As disclosed in the Company's Supplement to Proxy Statement, the options for 52,500 shares granted to non-employee directors as part of the option exchange offer, as well as options for 47,600 shares also granted to non-employee directors on January 30, 1998, were rescinded. As contemplated by the Supplement to Proxy Statement, new options for a total of 100,100 shares were subsequently granted to the non-employee directors on May 14, 1998 at a price of $5.25, which was the closing market price on that date. As of June 30, 1998, options to purchase 266,727 shares which were not exchanged on January 30, 1998 or May 14, 1998 remained outstanding, with exercise prices between $5.31 and $35.25, a weighted average exercise price of $9.37 and a weighted average contractual life of 6.99 years. Of these options, 99,250 shares were exercisable at June 30, 1998 with a weighted average exercise price of $13.25.


   Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations.

   Background

   The Company is a research-based pharmaceutical and medical device company engaged in the development, manufacturing and marketing of naturally occurring complex carbohydrate and other natural products for therapeutics in the treatment of major illnesses and the dressing and management of wounds and other skin conditions. The Company sells nonprescription products through its wound and skin care division and consumer products and bulk ingredients through its consumer products subsidiary, Caraloe, Inc. (See Note 3 to the condensed consolidated financial statements for financial information on each of the segments.) The Company's research and product portfolio are primarily based on complex carbohydrate technology derived naturally from the Aloe vera plant.


   Liquidity and Capital Resources

   At June 30, 1998 and December 31, 1997, the Company held cash and cash equivalents of $4,396,000 and $4,023,000, respectively. The net increase in cash of $373,000 is attributable to freeing an additional $1,250,000 in operating funds, as a certificate of deposit previously serving as collateral for a letter of credit agreement was no longer required as of April 1998. The additional funds were offset by capital expenditures of $876,000 for the six month period ended June 30, 1998.

   The Company has invested in inventory to support sales of bulk products to Mannatech, Inc. and Aloe Commodities International, Inc ("ACI"). Receivables from these two customers totaled $780,000 and $281,000, respectively, as of June 30, 1998. In June 1998 the Company advanced ACI $200,000 on a short-term basis to enable ACI to invest in a leaf supplier from which the Company expects to purchase aloe vera leaves pursuant to a letter of intent (discussed below) between the leaf supplier and Caraloe. ACI's obligation to repay this advance is evidenced by a 60-day unsecured note bearing interest at the rate of 10% per annum.

   As of July 31, 1998, the Company had no material capital commitments other than its leases and agreements with suppliers. In February 1995, the Company entered into a supply agreement with its supplier of freeze-dried products. The agreement required that the Company establish a letter of credit equal to 60% of the minimum purchase commitment of $2,500,000, but allowed for the amount of the letter of credit to be reduced by 60% of the payments made under the agreement. In April 1998, the letter of credit was reduced under this provision of the agreement to $1,100,000. The supplier currently produces the CarraSorb[TM] M Freeze Dried Gel and the Carrington[TM] (Aphthous
   Ulcer) Patch for the Company. Both of these products represent new technology and are still in the early phase of marketing. The Company had approximately $585,000 of CarraSorb[TM] M and Carrington[TM] (Aphthous Ulcer) Patch inventory on hand as of June 30, 1998.

   The supply agreement also requires the Company to make minimum monthly purchases of $30,000. In February 1998, the supply agreement was amended to allow for unmet monthly minimum purchase amounts to be met by prepayments, to be applied to future purchases under the agreement, which allows the Company to keep inventory at levels appropriate for sales demand. Current sales of both items are lower than the minimum purchase requirement, but the Company believes that as licensing, acceptance and demand for the new technology increases, demand will exceed the aggregate minimum purchase requirement. As of June 30, 1998, the Company had purchased products and made prepayments totaling approximately $793,000 from this supplier. The Company is in full compliance with the agreement and, as of July 31, 1998, had the available resources to meet all future minimum purchase requirements. There is, however, no assurance that the Company will be able to sell all of the products it is required to purchase from this supplier. If and to the extent that the Company makes prepayments under the agreement but does not apply those prepayments to pay for products that it can sell, such prepayments would eventually have to be charged against the Company's earnings. As of June 30, 1998, prepayments of $234,000 have been made.

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

   In November 1995, the Company signed a licensing agreement with a supplier of calcium alginates and other wound care products. Under the agreement, the Company has exclusive marketing rights for ten years to advanced calcium alginate products for North and South America and the People's Republic of China. Under the agreement, the Company made an up-front payment of $500,000 to the supplier in November 1995, and in July 1997 and October 1997, additional payments of $166,000 and $167,000, respectively, were paid to this supplier upon delivery of the CarraSmart[TM] Hydrocolloid, a new product launched in the third quarter of 1997. These payments resulted in increasing the prepaid assets of the Company. As of June 30, 1998, the net book value of this agreement was $664,000.

   In late 1995, the Company began an initial Phase I dosing study using CarraVex[TM] injectable (formerly CARN 750) in cancer patients involving six cancer types. As of December 31, 1997, approximately $295,000 had been expensed against this study. No expenses were incurred in the first half of 1998, as the Company has placed the study on clinical hold, pending further work on drug formulation.

   During 1995 and 1996, the aloe vera plants on the Company's farm in Costa Rica sustained some flood damage and a fungal disease that severely reduced the supply of aloe vera leaves available from the farm. In addition, during 1997, Caraloe experienced a sharp increase in sales of raw materials processed at the Company's processing facility in Costa Rica. As a result, the Company's demand for aloe vera leaves has exceeded and continued to exceed both the current and the normal production capacity of its farm. It has therefore been necessary for the Company to purchase aloe vera leaves from other sources at costs that are significantly higher than the cost of leaves produced on its own farm.

   The Company has been exploring other options to obtain the leaves it needs at lower costs. In March 1998, Caraloe signed a letter of intent to enter into a supply agreement with a company to be formed (the "leaf supplier") for the purpose of growing aloe vera plants at a location in Costa Rica that is less than 15 miles from the Company's processing plant. The proposed supply agreement would provide for Caraloe to purchase from the leaf supplier, at mutually agreeable, locally competitive prices, all of the leaves Caraloe needs, to the extent its needs exceed the leaves available from the Company's farm plus up to 200,000 kilograms of leaves per month from another local source. The terms of the proposed supply agreement have not been negotiated, and there is no assurance that the proposed agreement will be entered into. Even if Caraloe or the Company enters into the proposed agreement, the leaf supplier does not yet have the ability to supply aloe vera leaves to purchasers, and it is unlikely that it would be able to supply the Company with any significant quantities of leaves before the first quarter of 1999. The Company has made investments and advances to the leaf supplier in the amount of $212,000 toward the commencement of its operations. There is no assurance that the Company will be able to continue acquiring adequate supplies of aloe vera leaves from other sources or that it will be able to purchase leaves at costs that will allow the Company's and Caraloe's products to be price-competitive.

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


   Second Quarter of 1998 Compared With Second Quarter of 1997

   Net sales were $6,027,000 in the second quarter of 1998, compared with $5,121,000 in the second quarter of 1997, an increase of $906,000, or 17.7%. Caraloe, Inc., the Company's consumer products subsidiary, increased sales from $661,000 to $1,533,000, or 131.9%.

   Caraloe sales to Mannatech, Inc., which are primarily Manapol[R] powder, increased from $365,000 in the second quarter of 1997 to $1,170,000 in the second quarter of 1998. Sales of the Company's wound and skin care products remained constant with $4,494,000 in the second quarter of 1998 as compared to $4,460,000 in the second quarter of 1997.

   Cost of sales increased from $1,886,000 to $2,599,000, or 37.8%. As a percentage of sales, cost of sales increased from 36.8% in the second quarter of 1997 to 43.1% in the second quarter of 1998. This was due to the weighted impact of increased sales of Caraloe s products, which have a lower gross margin than the Company's wound and skin care products.

   Selling, general and administrative expenses decreased from $2,816,000 in the second quarter of 1997 to $2,778,000 in 1998 despite the increase in sales. This was primarily attributable to reduced selling expenses as the Company continued to reap the ongoing cost benefits of a streamlined sales force and to the lower wound care sales volume.

   Research   and   development  expenses  decreased  to  $647,000  from
   $796,000, or 18.7%. This was due to an overall reduction of general operating expenses.

   Net interest income of $57,000 in the second quarter of 1998 compared to $154,000 of net interest expense in the second quarter of 1997. In the second quarter of 1997, the Company realized losses of $204,000 on its mutual fund account when the account was converted to cash.

   Net income for the second quarter of 1998 was $60,000, versus a net loss of $531,000 for the second quarter of 1997. This was due primarily to an increase in sales and a reduction in selling expenses and research expenditures. Assuming dilution, net income per share was $0.00 in the second quarter of 1998, compared to a net loss per share of $(0.05) during the same period in 1997.


   First Six Months of 1998 Compared With First Six Months of 1997

   Net sales were $11,815,000 in the first six months of 1998, compared with $11,204,000 in the first six months of 1997. This increase of $611,000, or 5.5%, resulted from an increase of $1,252,000 in sales of Caraloe, Inc., the Company's consumer products subsidiary. Caraloe's sales increased from $2,089,000 to $3,341,000, or 60.0%. Caraloe's sales to Mannatech, Inc., which were primarily Manapol[R] powder, increased from $1,446,000 in 1997 to $2,340,000 in 1998.

   Partially offsetting the above sales increase was a decrease in sales of the Company's wound and skin care products from $9,115,000 in 1997 to $8,474,000 in 1998, or 7.0%. Decreased wound care sales are primarily due to generally soft conditions in the wound care market created by changes in government reimbursement programs, the impact of managed care, and consolidation of distributors. New products introduced in 1996 and 1997 accounted for $741,000 in wound and skin care sales in the first six months of 1998.

   Cost of sales increased from $4,393,000 to $5,180,000, or 17.9%. As a percentage of sales, cost of sales increased from 39.2% in the first six months of 1997 to 43.8% in the first six months of 1998. As is true for the quarter, this was due to the weighted impact of increased sales of Caraloe's products, which have a lower gross margin than the Company's wound and skin care products.

   Selling, general and administrative expenses decreased to $5,282,000 from $5,567,000, or 5.1%. This decrease was primarily attributable to reduced selling expenses as a result of a more streamlined sales force and to the lower wound care sales volume.

   Research and development ("R&D") expenses decreased to $1,245,000 from $1,594,000, or 21.9%. Contributing to the decrease in R&D expenses was a reduction of internal salaries and general operating expenses.

   Net interest income of $114,000 was realized in the fist six months of 1998, versus net interest expense of $98,000 in the first six months of 1997. In the first half of 1997, the Company realized losses on its mutual fund account of $204,000, or 1.8% of the beginning year cash balance, when the account was converted to cash to meet the financing needs of the Company.

   Net income for the first six months of 1998 was $212,000, versus a net loss of $448,000 for the first six months of 1997. This change was a result of reduced selling expenses and research expenditures. Assuming dilution, net income per share was $0.02 in the first six months of 1998, compared to a loss per share of $(0.05) in 1997. The loss per common share in 1997 included the recognition of a $70,000, or $0.01 per common share, deemed dividend on the Company's Series E Convertible Preferred Stock in the calculation of loss per common share for the six month period ended June 30, 1997.

   All statements other than statements of historical fact contained in this report, including statements in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" (and similar statements contained in the Notes to Condensed Consolidated Financial Statements), concerning the Company's financial position, liquidity, capital resources and results of operations, its prospects for the future and other matters, are forward-looking statements. Forward-looking statements in this report generally include or are accompanied by words such as "anticipate", "believe", "estimate", "expect", "intend", "hopes", "exploring" or words of similar import. Such forward-looking statements include, but are not limited to, statements regarding the Company's belief that it will be able to sell all of the freeze dried, calcium alginate and certain other wound care products that it is required to purchase under its existing agreements with the suppliers of those products; the Company's plan to enter into (or to have Caraloe enter into) an agreement with a supplier that will sell aloe vera leaves to the Company or Caraloe at prices equal to or less than the Company's cost of growing leaves on its own farm, and to continue purchasing aloe vera leaves from other sources as necessary; the Company's plan to conduct Phase III clinical trials of Aliminase[TM]; the Company s belief that its available cash and revenues from operations will provide the funds necessary to finance its current operations; and various other matters.

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
   Risk.

   The  Company  is not required to make the disclosures contemplated by
   Item 3 in this report.

   Part II

   Item 1.     Legal Proceedings


   As previously reported by the Company, on June 12, 1997 Allison Kindt ("Kindt"), a former employee of the Company, filed a lawsuit styled Allison Kindt v. Carrington Laboratories, Inc., Civil Action No. 5-97-CV-469-BO(1), in the United States District Court for the Eastern District of North Carolina, Western Division, alleging sex discrimination and retaliation and employment action in violation of public policy against sex discrimination in connection with her employment with the Company and seeking to recover such additional compensation and other benefits of employment and back pay as she would have received had her employment not been terminated. In June 1998, the Company and Kindt entered into a compromise settlement agreement pursuant to which the Company paid Kindt $20,000, and an order dismissing the lawsuit was entered by the court on July 7, 1998.


   As previously reported by the Company, in November 1997 the Company received a letter from the Texas Department of Licensing and Regulation (the "TDLR") alleging that the Company's Walnut Hill facility in Irving, Texas had been inspected and found in non-compliance with provisions of the Texas Architectural Barriers Act (the "Act") and regulations issued thereunder. The Act and the related regulations contain design requirements to ensure that disabled persons can make use of public facilities. An inspection report describing the alleged deficiencies was enclosed with the letter. The letter stated that the Walnut Hill facility was required to be brought into compliance and written verification furnished to the TDLR within 30 days, and that the Company should contact the TDLR if compliance could not be accomplished within that time. The letter also stated that failure to respond to the letter would result in the matter being referred to the TDLR's Enforcement Division, which could result in a maximum administrative penalty of $1,000 per violation per day.

   The Company has subsequently taken a number of steps to correct the alleged deficiencies and has kept the TDLR informed, orally and in writing, of its plans and its progress. The Company believes that the remaining work necessary to correct the alleged deficiences will be completed by September 30, 1998. The cost of the work performed and to be performed to correct the alleged deficiencies is estimated to be approximately $40,000. As far as the Company is aware, the TDLR has not turned this matter over to its enforcement division or made any claims for penalties to date.

   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.


   At the 1998 Annual Meeting of Shareholders held on May 14, 1998, Thomas J. Marques and Selvi Vescovi were elected to serve as directors of the Company for terms expiring at the 2001 annual meeting. The votes for each director were:

                                             FOR          AGAINST
                                          ---------      ---------
        Thomas J. Marquez:                7,517,053       486,934
        Selvi Vescovi:                    7,520,487       483,500

   The other directors whose terms of office continued after the meeting are R. Dale Bowerman, George DeMott, Robert A. Fildes, Ph.D., James
   T. O'Brien and Carlton E. Turner, Ph.D., D.Sc.

   Amendments  to  the Company's 1995 Stock Option Plan were approved to
   (a) provide for the discretionary granting of options to outside directors, (b) remove prohibitions on grants of options to employee-directors and officers and on discretionary grants to members of the Compensation Committee, (c) delete provisions providing for automatic option grants to outside directors, (d) increase the maximum number of shares of Common Stock for which options may be granted under the plan to any one employee during any calendar year from 50,000 to 75,000, (e) delete the provision limiting the aggregate number of shares for which options may be granted under the plan to all employee-directors to 40% of the total number of shares covered by the plan, (f) provide that shareholder approval of amendments to the plan is required only if the Company, upon advice of counsel, determines that such approval is necessary or desirable, and (g) make certain other changes to the plan. The vote was:


                                          For:  6,426,457
                                      Against:  1,496,598
                                    Abstained:     80,932


   The appointment of Ernst & Young LLP as independent auditors for the Company for the fiscal year ending December 31, 1998 was approved by a vote of outstanding shares of the Company's common stock. The vote was:


                                          For:  7,934,520
                                      Against:     42,557
                                    Abstained:     26,910

   Item 6.     Exhibits and Reports on Form 8-K


       a.         Exhibits:
                  -------------------


         4.1 Resignation and Consulting Agreement effective May 31, 1998 between Carrington Laboratories, Inc., and Luiz
                 F. Cerqueira.

        10.1 Agency and Sales Distribution Agreement dated April 13, 1998, between Carrington Laboratories, Inc., and
                 Carrington Laboratories Belgium N.V., and Egyptian American Medical Industries, Inc.

        10.2 Sales Distribution Agreement dated April 24, 1998, between Carrington Laboratories, Inc., and Carrington Laboratories Belgium N.V., and CSC Pharmaceuticals Ltd., Dublin.

        10.3     Form of Nonqualified Stock Option Agreement with
                 Outside Director, relating to the Registrant's 1995 Stock Option Plan, as amended.

        10.4 Promissory Note of Aloe Commodities International, Inc., dated June 17, 1998, payable to the order of the Registrant in the principal amount of $200,000.

        27.1     Financial Data Schedule


       b.        Reports on Form 8-K:
                  --------------------
                 The Registrant did not file any reports on Form 8-K during the quarter ended June 30, 1998.

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


   Date: August 6, 1998                    By: /s/ Carlton E. Turner
        ------------------                    ------------------------
                                              Carlton E. Turner,
                                              President and C.E.O.
                                              (principal executive officer)

   Date: August 6 , 1998                    By: /s/ Robert W. Schnitzius
        ------------------                     -----------------------
                                               Robert W. Schnitzius,
                                               Chief Financial Officer
                                               (principal financial and
                                               accounting officer)