Form 10-Q
period 1998-09-30
CARRINGTON LABORATORIES INC /TX/
filed 1998-11-06
CIK 718007

UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.  20549
                                  Form 10-Q

  (Mark One)
           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 1998

                                      OR
          (   )    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                       SECURITIES EXCHANGE ACT OF 1934

   For the transition period from ____________________ To ________________

                        Commission file number 0-11997

                        CARRINGTON LABORATORIES, INC.
            (Exact name of registrant as specified in its charter)
            Texas                         75-1435663
  (State or other jurisdiction of      (IRS Employer Identification No.)
   incorporation or organization)

                 2001 Walnut Hill Lane, Irving, Texas  75038
            (Address of principal executive offices and Zip Code)

                                 972-518-1300
             (Registrant's telephone number, including area code)

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

                    APPLICABLE ONLY TO CORPORATE ISSUERS:
  Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date. 9,309,200 shares of Common Stock, $.01 par value, were outstanding at October 30, 1998.

                                   INDEX


                                                             Page
  Part I.  FINANCIAL INFORMATION

    Item 1.   Financial Statements

           Condensed Consolidated Balance Sheets
              at September 30, 1998 (unaudited) and
              December 31, 1997                                3

           Condensed Consolidated Statements of
              Operations for the three and nine
              months ended September 30, 1998 and
              1997 (unaudited)                               4-5

           Condensed Consolidated Statements of Cash Flows
              for the nine months ended September 30,
              1998 and 1997 (unaudited)                        6

           Notes to Condensed Consolidated
              Financial Statements (unaudited)              7-10

    Item 2.   Management's Discussion and Analysis of
              Financial Condition and Results of
              Operations                                   10-16

    Item 3.   Quantitative and Qualitative Disclosures
              About Market Risk                               16

  Part II. OTHER INFORMATION

    Item 1.   Legal Proceedings                               17

  Item 6.  Exhibits and Reports on Form 8-K                   18

  Item 1.  Financial Statements

  Condensed Consolidated Balance Sheets
  (In 000's)

                                             (unaudited)
                                            September 30,  December 31,
               Assets                            1998         1997
                                                ------       ------
   Cash and cash equivalents                   $ 4,723      $ 4,023
   Accounts receivable, net                      3,515        3,457
   Inventories                                   5,051        5,003
   Prepaid expenses                                858          328
                                                ------       ------
            Total current assets                14,147       12,811

   Property, plant and equipment, net           11,104       10,815
   Other assets                                  1,380        2,537
                                                ------       ------
            Total assets                       $26,631      $26,163
                                                ======       ======

   Liabilities and Shareholders'
   Investment

   Accounts payable                            $ 1,215      $ 1,143
   Accrued liabilities                           2,171        2,194
                                                ------       ------
            Total current liabilities            3,386        3,337

   Shareholders' investment:
     Common stock                                   93           93
     Capital in excess of par                   51,695       51,585
     Deficit                                   (28,543)     (28,852)
                                                ------       ------
          Total Shareholders' investment        23,245       22,826
                                                ------       ------

   Total liabilities and shareholders'
   investment                                  $26,631      $26,163
                                                ======       ======

  The accompanying notes are an integral part of these statements.

                                      3

  Condensed Consolidated Statements of Operations
  (In 000's, except per share amounts)

                                           (unaudited)
                                       Three Months Ended
                                           September 30,
                                           1998        1997
                                          ------      ------
   Net sales                             $ 6,003     $ 6,229
   Cost and expenses:

     Cost of sales                         2,766       2,576
     Selling, general and
     administrative                        2,509       2,500
     Research and development                680         742
     Interest, net                           (53)        (74)
                                          ------      ------
      Income before income taxes             101         485
      Provision for income taxes               0          22
                                          ------      ------
      Net income                          $  101     $   463
                                           =====      ======
   Net income per share - basic and
   diluted                                $ 0.01     $  0.05
                                           =====      ======

  The accompanying notes are an integral part of these statements.

                                      4

  Condensed Consolidated Statements of Operations
  (In 000's, except per share amounts)

                                            (unaudited)
                                         Nine Months Ended
                                           September 30,
                                           1998        1997
                                          ------      ------
   Net sales                            $ 17,818    $ 17,433
   Cost and expenses:

     Cost of sales                         7,946       6,970
     Selling, general and
     administrative                        7,791       8,018
     Research and development              1,925       2,336
     Interest, net                          (167)         24
                                          ------      ------
       Income from operations
          before income taxes                323          85
     Provision for income taxes               10          70
                                          ------      ------
     Net income                         $    313    $     15
                                          ======      ======
   Net income per share - basic and
   diluted                              $   0.03    $   0.01
                                           -----      ------
   Less:  Earnings attributable to
           preferred shares             $   0.00    $  (0.01)
   Net income (loss) available to
   common shareholders per share -
   basic and diluted                    $   0.03    $  (0.00)
                                          ======      ======

  The accompanying notes are an integral part of these statements.

                                      5

  Condensed Consolidated Statements of Cash Flows
  (In 000's)
                                                   (unaudited)
                                                Nine Months Ended
                                                  September 30,
                                                 1998       1997
                                                 -----      -----
   Cash flows from operating activities
   Net income                                   $  313    $    15
     Adjustments to reconcile net income to
      net cash provided (used) by operating
      activities:
      Depreciation and amortization                806        912
     Changes in assets and liabilities:
      Receivables, net                             (58)    (1,433)
      Inventories                                  (47)    (1,039)
      Prepaid expenses                            (530)       130
      Other assets                               1,136        172
      Accounts payable and accrued
      liabilities                                   73       (543)
                                                 -----      -----
     Net cash provided (used) by operating
     activities                                  1,693     (1,786)

     Cash flows from investing activities:
      Purchases of property, plant and
      equipment                                 (1,079)      (244)
                                                 -----      -----
   Net cash used by investing activities        (1,079)      (244)

   Cash flows from financing activities:
      Issuance of common stock                     110      2,584
      Repurchase of preferred stock                 -      (7,785)
      Debt payments                                (24)       (25)
                                                 -----      -----
   Net cash provided (used) by financing
    activities                                      86     (5,226)
                                                 -----      -----
   Net increase (decrease) in cash and cash
    equivalents                                    700     (7,256)

   Cash and cash equivalents, beginning of
   period                                        4,023     11,406
                                                 -----      -----
   Cash and cash equivalents, end of period     $4,723    $ 4,150
                                                 =====      =====
   Supplemental disclosure of cash flow
   information
      Cash paid during the period for
      interest                                  $    1    $     1
      Cash paid during the period for
      federal state and local income taxes      $    2    $     0

  The accompanying notes are an integral part of these statements.
                                      6

  Notes to Condensed Consolidated Financial Statements (unaudited)

  (1)  Condensed Consolidated Financial Statements:

  The condensed consolidated balance sheet as of September 30, 1998, the condensed consolidated statements of operations for the three and nine month periods ended September 30, 1998 and 1997 and the condensed consolidated statements of cash flows for the nine month periods ended September 30, 1998 and 1997 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include all normal recurring adjustments) necessary to present fairly the consolidated financial position, results of operations and cash flows at September 30, 1998 and for all periods presented have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's annual report to shareholders or Form 10-K for the year ended December 31, 1997.

  (2)  Net Income Per Share:

  Basic net income per share was computed by dividing net income by the weighted average number of common shares outstanding. Weighted average common shares outstanding were 9,308 and 9,305 for the three months ended September 30, 1998 and 1997, respectively. Weighted average common shares outstanding for the nine month periods were 9,313 and 8,932 for 1998 and 1997, respectively.

  Total dilutive securities were insignificant for the three and nine month periods ended September 30, 1998 and 1997 and had no impact on diluted net income per share as their inclusion would have been antidilutive. Options to purchase shares of common stock outstanding during the three and nine months ended September 30, 1998 and 1997 were not included in the calculation of diluted earnings per share because the options exercise prices were greater than the average market price of the common shares and, therefore, the effect would be antidilutive. Convertible preferred shares that were convertible into shares of common stock during 1997 were not included in the calculation of diluted earnings per share because the effect would be antidilutive.

  (3)  Business Segments:

  The Company operates in two business segments: Wound Care Products and Caraloe, Inc., a consumer products subsidiary, which sells bulk ingredients, consumer beverages, Aloe Nutritional[R] and skin care products.

  Corporate Income Before Income Taxes set forth in the following table includes research and development expenses which were related to the development of pharmaceutical products not associated with the reporting segments. Assets which are used in more than one segment are reported in
  segment  where  the  predominant  use  occurs.   The Company's production
  facility in Costa Rica, which provides bulk ingredients for both segments, and total cash for the Company are included in Corporate assets.

  Business Segments (In 000's)

             Quarter Ended             Wound    Caraloe,
             September 30, 1998         Care       Inc.   Corporate Total
      --------------------------------------------------------------------
      Sales to unaffiliated
      customers                       $4,176    $1,827   $   -      $6,003
      Income (loss) before income
      taxes                              341       352     (592)       101
      Identifiable assets             15,011     1,388   10,232     26,631
      Capital expenditures                13        -       190        203
      Depreciation and amortization       48         2      199        249


      --------------------------------------------------------------------
             Quarter Ended             Wound    Caraloe,
             September 30, 1997        Care       Inc.   Corporate  Total
      --------------------------------------------------------------------
      Sales to unaffiliated
      customers                       $4,681    $1,548   $   -      $6,229
      Income (loss) before income
      taxes                              446       341     (302)       485
      Identifiable assets             14,563     1,188    9,568     25,319
      Capital expenditures                21        -         9         30
      Depreciation and amortization      116        -       180        296


      --------------------------------------------------------------------
             Nine Months Ended         Wound    Caraloe,
             September 30, 1998        Care       Inc.   Corporate  Total
      --------------------------------------------------------------------
      Sales to unaffiliated
      customers                      $12,650    $5,168   $   -     $17,818
      Income (loss) before income
      taxes                              943     1,055   (1,675)       323
      Identifiable assets             15,011     1,388   10,232     26,631
      Capital expenditures               206        18      855      1,079
      Depreciation and amortization      346         2      458        806


      --------------------------------------------------------------------
             Nine Months Ended         Wound    Caraloe,
             September 30, 1997        Care       Inc.   Corporate  Total
      --------------------------------------------------------------------
      Sales to unaffiliated
      customers                      $13,797    $3,636   $   -     $17,433
      Income (loss) before income
      taxes                            1,282       835   (2,032)        85
      Identifiable assets             14,563     1,188    9,568     25,319
      Capital expenditures                62        -       182        244
      Depreciation and amortization      461        -       451        912

  (4)                       Income Taxes:

  The  tax  effects  of temporary differences have given rise to a deferred tax asset. At December 31, 1997, the Company provided a valuation allowance against the entire deferred tax asset due to the uncertainty as to the realization of the asset. At December 31, 1997, the Company had net operating loss carryforwards of approximately $36,670,000 for federal income tax purposes, which expire during the period from 1999 to 2011, and research and development tax credit carryforwards of approximately $839,000, which expire during the period from 1999 to 2008, all of which are available to offset federal income taxes due in future periods. The provision for federal income taxes for the first nine months of 1998 was $10,000, which represents the alternative minimum tax. The remaining tax on income for the nine months ended September 30, 1998 was offset by a reduction in the valuation allowance.

  (5)                       Commitments and Contingencies:

  In February 1995 the Company entered into a commitment to purchase $2.5 million of freeze dried products from its principal supplier over a 66 month period ending in August 2000. The commitment, which also provides for monthly minimum purchases, is required to be supported to the extent of 60% of the remaining commitment by a letter of credit from a bank or a pledged certificate of deposit. Through September 30, 1998, the Company had purchased $581,000 of products pursuant to this commitment and made prepayments of $302,000 toward future deliveries under the commitment. Although management believes that new products which the Company began to actively market in late 1997, as well as additional products to be developed, will result in no losses pursuant to this commitment, the Company could incur significant losses if it is not able to meet the minimum purchase commitments.

  (6)                       Stock Options:

  The Company has an incentive stock option plan (the "Option Plan") under which incentive stock options and nonqualified stock options may be granted to certain employees as well as non-employee directors, consultants and advisors. Options are granted at a price no less than the market value of the shares on the date of the grant, except for incentive options to employees who own more than 10% of the total voting power of the Company's common stock, which are granted at a price no less than 110% of the market value. Options granted to employees normally become exercisable at the rate of 25% per year after the first anniversary of the grant. Options granted to directors are exercisable in whole or in part beginning on the date of the grant. Options granted expire four to ten years from the dates of grant. The Company has reserved 1,500,000 shares of common stock for issuance under the Option Plan.

  The  Company's   1985  Stock  Option  Plan expired in February 1995.  The
  Company had reserved 1,400,000 shares of common stock for issuance under this plan.

  As of January 30, 1998 the Company offered all option holders who were employees or directors the opportunity to exchange their outstanding options for new options at $4.81 per share, which was the closing market price on that date. Outstanding options for 681,397 shares were surrendered, and options for an equal number of shares were issued in connection with the offer. The surrendered options were canceled. The new options granted consisted of options for 628,897 shares granted to employees and options for 52,500 shares granted to non-employee directors. As disclosed in the Company's Supplement to Proxy Statement, the options for 52,500 shares granted to non-employee directors as part of the option exchange offer, as well as options for 47,600 shares also granted to non-employee directors on January 30, 1998, were subsequently rescinded. As contemplated by the Supplement to Proxy Statement, new options for a total of 100,100 shares were subsequently granted to the non-employee directors on May 14, 1998 at a price of $5.25, which was the closing market price on that date.

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

  Liquidity and Capital Resources

  At September 30, 1998 and December 31, 1997, the Company held cash and cash equivalents of $4,723,000 and $4,023,000, respectively. The net increase in cash of $700,000 is attributable to the results of operations and converting a certificate of deposit in the amount of $1,250,000 to cash. The increases were offset by capital expenditures of $1,079,000 during the period.

  The Company has invested in inventory to support sales of bulk products to Mannatech, Inc. and Aloe Commodities International, Inc ("ACI"). Receivables from these two customers totaled $451,000 and $457,000, respectively, as of September 30, 1998. In June 1998, the Company advanced ACI $200,000 on a short-term basis to enable ACI to invest in a leaf supplier from which the Company expects to purchase Aloe vera L. leaves pursuant to a letter of intent (discussed below) between the leaf supplier and Caraloe. ACI's obligation to repay this advance is evidenced by a 60-day unsecured term note bearing interest at the rate of 10% per annum. In September 1998, an amendment to the note was signed extending the repayment date of the note to October 30, 1998, and in November 1998 a second amendment to the note was signed extending the repayment date of the note to 12/31/98. The Company continues to hold $600,000 of ACI's Common Stock, that it purchased in 1996 and 1997.

  As of October 31, 1998, the Company had no material capital commitments other than its leases and agreements with suppliers. In February 1995, the Company entered into a supply agreement with its supplier of freeze-dried products. The agreement required that the Company establish a letter of credit equal to 60% of the minimum purchase commitment of $2,500,000, but allowed for the amount of the letter of credit to be reduced by 60% of the payments made under the agreement. In April 1998, the letter of credit was reduced under this provision of the agreement to $1,100,000. The supplier currently produces the CarraSorb[TM] M Freeze Dried Gel and the Carrington[TM] (Aphthous Ulcer) Patch for the Company. Both of these products represent new technology and are still in the early phase of marketing. The Company had approximately $487,000 of CarraSorb[TM] M and Carrington[TM] (Aphthous Ulcer) Patch inventory on hand as of September 30, 1998.

  The supply agreement also requires the Company to make minimum monthly purchases of $30,000. In February 1998, the supply agreement was amended to allow for unmet monthly minimum purchase amounts to be met by prepayments, to be applied to future purchases under the agreement, which allows the Company to keep inventory at levels appropriate for sales demand. Current sales of both items are lower than the minimum purchase requirement, but the Company believes that a licensing, acceptance and demand for the new technology will increase and will cause demand for these products to exceed the aggregate minimum purchase requirement. As of September 30, 1998, the Company had purchased products and made prepayments totaling approximately $883,000 from this supplier. The Company is in full compliance with the agreement and, as of October 31, 1998, had the available resources to meet all future minimum purchase requirements. There is, however, no assurance that the Company will be able to sell all of the products it is required to purchase from this supplier. If and to the extent that the Company makes prepayments under the agreement but does not apply those prepayments to pay for products that it can sell, such prepayments would eventually have to be charged against the Company's earnings. As of September 30, 1998, prepayments of $302,000 have been made.

  In November 1997, the Company entered into an agreement with Comerica Bank-Texas for a $3,000,000 line of credit, collateralized by accounts receivable and inventory. This credit facility is being used for operating needs, as required, and to secure the letter of credit described above. This resulted in reporting an additional $1,250,000 in operating funds in April 1998, as the certificate of deposit which had served as collateral for the letter of credit is no longer required.

  In November 1995, the Company signed a licensing agreement with a supplier of calcium alginates and other wound care products. Under the agreement, the Company has exclusive marketing rights for ten years for advanced calcium alginate products for North and South America and the People's Republic of China. Under the agreement, the Company made an up-front payment of $500,000 to the supplier in November 1995, and in July 1997 and October 1997, additional payments of $166,000 and $167,000, respectively, were paid to this supplier upon delivery of the CarraSmart[TM] Hydrocolloid, a new product launched in the third quarter of 1997. These payments resulted in increasing the prepaid assets of the Company. As of September 30, 1998, the net book value of this agreement was $642,000.

  In late 1995, the Company began an initial Phase I dosing study using CarraVex[TM] injectable (formerly CARN 750) in cancer patients involving six cancer types. As of December 31, 1997, approximately $295,000 had been expensed against this study. No expenses were incurred in the first nine months of 1998, as the Company placed the study on clinical hold, pending further work on drug formulation.

  During 1997, Caraloe experienced a sharp increase in sales of raw materials processed at the Company's processing facility in Costa Rica. As a result, the Company's demand for Aloe vera L. leaves has exceeded and continues to exceed both the current and the normal production capacity of its farm. It has therefore been necessary for the Company to purchase Aloe vera L. leaves from other sources at costs that are higher than the cost of leaves produced on its own farm.

  The Company has been exploring other options to obtain the leaves it needs at lower costs. In March 1998, Caraloe signed a letter of intent to enter into a supply agreement with a company to be formed (the "leaf supplier") for the purpose of growing Aloe vera L. plants at a location in Costa Rica that is less than 15 miles from the Company's processing plant. The proposed supply agreement would provide for Caraloe to purchase from the leaf supplier, at mutually agreeable, locally competitive prices, all of the leaves Caraloe needs, to the extent its needs exceed the leaves available from the Company's farm plus up to 200,000 kilograms of leaves per month from another local source. The terms of the proposed supply agreement have not been negotiated, and there is no assurance that the proposed agreement will be entered into.

  Subsequent to the letter of intent, the leaf supplier company was formed as Aloe and Herbs International, Inc. ("Aloe and Herbs"), a Panamanian corporation, and the Company received 1.5 million shares in the corporation as founder's shares for its contribution of expertise in farming of Aloe vera L. plants. The Company's ownership interest represents 20% of the outstanding shares of Aloe and Herbs. The Company also made a $25,000 cash investment in Aloe and Herbs toward the commencement of its operations. In April 1998, Aloe and Herbs formed Rancho Aloe, (C.R.) S.A., ("Rancho Aloe"), a wholly-owned Costa Rican subsidiary, which acquired a 5,000 acre ranch near the Company's processing plant to be used for farming Aloe vera L. plants. The Company then purchased $405,000 of Aloe vera L. plants on behalf of Rancho Aloe in May, 1998 and planted them on the Rancho Aloe farm in exchange for accounts receivable and a 24-month unsecured note from Rancho Aloe in the amount of $187,000, bearing interest at the rate of 10% per annum and payable in 12 monthly installments of principal and interest beginning July 1, 1999. The accounts receivable from Rancho Aloe will be repaid through discounts on the price of leaves that the Company purchases from Rancho Aloe in the future. Due to the immaturity of the plants, Rancho Aloe does not yet have the ability to supply Aloe vera L. leaves to purchasers, and it is unlikely that it would be able to supply the Company with any significant quantities of leaves before the first quarter of 1999. There is no assurance that the Company will be able to continue acquiring adequate supplies of Aloe vera L. leaves from other sources or that it will be able to purchase leaves at costs that will allow the Company's and Caraloe's products to be price-competitive.

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

  Third Quarter of 1998 Compared With Third Quarter of 1997

  Net sales were $6,003,000 in the third quarter of 1998, compared with $6,229,000 in the third quarter of 1997, a decrease of $226,000 or 3.6%. Caraloe, Inc., the Company's consumer products subsidiary, increased sales from $1,547,000 to $1,827,000, or 18.0%. Caraloe sales to Mannatech, Inc., which are primarily Manapol[R] powder, increased from $1,197,000 in the third quarter of 1997 to $1,502,000 in the third quarter of 1998. Sales of the Company's wound and skin care products decreased from $4,618,000 in the third quarter of 1997 to $4,176,000, or 9.6%, in the third quarter of 1998. The decrease in wound care sales was primarily due to generally soft conditions in the wound care market created by potential changes in government reimbursement programs, the impact of managed care, and consolidation of distributors.

  Cost of sales increased from $2,576,000 to $2,766,000, or 7.4%. As a percentage of sales, cost of sales increased from 41.4% in the third quarter of 1997 to 46.1% in the third quarter of 1998. This was due to the weighted impact of increased sales of Caraloe's products, which have a lower gross margin than the Company's wound and skin care products, and to downward pricing pressures in the wound care market.

  Selling, general and administrative expenses increased from $2,500,000 in the third quarter of 1997 to $2,509,000 in 1998.

  Research and development expenses decreased to $680,000 from $742,000, or
  8.4%.    This  was  due  to  an  overall  reduction  of general operating expenses.

  Net interest income of $53,000 in the third quarter of 1998 compared to $74,000 of net interest expense in the third quarter of 1997.

  Net income for the third quarter of 1998 was $101,000, versus a net income of $463,000 for the third quarter of 1997. This was due primarily to the decrease in wound care sales, which was partially offset by a reduction in selling expenses and research expenditures. Assuming dilution, net income per share was $0.01 in the third quarter of 1998, compared to net income per share of $0.05 during the same period in 1997.

  First Nine Months of 1998 Compared With First Nine Months of 1997

  Net sales were $17,818,000 in the first nine months of 1998, compared with $17,433,000 in the first nine months of 1997. This increase of $385,000, or 2.2%, resulted from an increase of $1,532,000 in sales of Caraloe, Inc., the Company's consumer products subsidiary. Caraloe's sales increased from $3,636,000 to $5,168,000, or 42.1%. Caraloe's sales to Mannatech, Inc., which were primarily Manapol[R] powder, increased from $2,642,000 in 1997 to $3,842,000 in 1998.

  Partially offsetting the above sales increase was a decrease in sales of the Company's wound and skin care and veterinary products from $13,797,000 in 1997 to $12,650,000 in 1998, or 8.3%. Decreased wound care sales are primarily due to generally soft conditions in the wound care market created by potential changes in government reimbursement programs, the impact of managed care, and consolidation of distributors.

  Cost of sales increased from $6,970,000 in 1997 to $7,946,000 in 1998, or 14.0%. As a percentage of sales, cost of sales increased from 40.0% in the first nine months of 1997 to 44.6% in the first nine months of 1998. As was true for the third quarter, this was due to the weighted impact of increased sales of Caraloe's products, which have a lower gross margin than the Company's wound and skin care products, and to downward pricing pressures in the wound care market.

  Selling, general and administrative expenses decreased from $8,018,000 in 1997 to $7,791,000 in 1998, or 3.7%. This decrease was primarily attributable to lower selling expenses which were reduced in response to the lower wound care sales volume.

  Research and development ("R&D") expenses decreased from $2,336,000 in 1997 to $1,925,000 in 1998, or 17.6%. Contributing to the decrease in R&D expenses was a reduction of internal salaries and general operating expenses.

  Net interest income of $167,000 was realized in the first nine months of 1998, versus net interest expense of $24,000 in the first nine months of 1997. In the first nine months of 1997, the Company realized losses on its mutual fund account of $204,000, or 1.8% of the beginning year cash balance, when the account was converted to cash to meet the financing needs of the Company.

  Net income for the first nine months of 1998 was $313,000 versus a net income of $15,000 for the first nine months of 1997. This change was primarily the result of reduced selling expenses and R & D expenditures. Assuming dilution, net income available to common shareholders per share was $0.03 in the first nine months of 1998, compared to a loss available to common shareholders per share of less than $0.01 in 1997. The net income available to common shareholders per common share in 1997 included the recognition of a $70,000, or $0.01 per common share, deemed dividend on the Company's Series E Convertible Preferred Stock.

  All statements other than statements of historical fact contained in this report, including statements in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" (and similar statements contained in the Notes to Condensed Consolidated Financial Statements), concerning the Company's financial position, liquidity, capital resources and results of operations, its prospects for the future and other matters, are forward-looking statements. Forward-looking statements in this report generally include or are accompanied by words such as "anticipates", "believes", "estimated", "expects", "intends", "hopes", "exploring" or words of similar import. Such forward-looking statements include, but are not limited to, statements regarding the Company's belief that it will be able to sell all of the freeze dried, calcium alginate and certain other wound care products that it is required to purchase under its existing agreements with the suppliers of those products; the Company's plan to enter into (or to have Caraloe enter into) an agreement with a supplier that will sell Aloe vera L. leaves to the Company or Caraloe at prices equal to or less than the Company's cost of growing leaves on its own farm, and to continue purchasing Aloe vera L. leaves from other sources as necessary; the Company's plan to conduct Phase III clinical trials of Aliminase[TM]; the Company's belief that its available cash and revenues from operations will provide the funds necessary to finance its current operations; and various other matters.

  Although the Company believes that the expectations reflected in its forward-looking statements are reasonable, no assurance can be given that such expectations will prove correct. Factors that could cause the Company's results to differ materially from the results discussed in such forward-looking statements include but are not limited to the possibilities that the demand for the Company's freeze dried, calcium alginate and certain other wound care products may not be sufficient to enable it to sell the products it is required to purchase from its suppliers under existing supply agreements; that the Company may be unable to negotiate a satisfactory agreement with the leaf supplier that proposes to grow Aloe vera L. leaves and sell them to the Company, or the leaf supplier may be unable to supply such leaves when they are needed by the Company, and the Company may not be able to purchase sufficient quantities of Aloe vera L. leaves to enable it to satisfy the demand for the Company's and Caraloe's products or to meet the Company's or Caraloe's obligations under supply agreements with customers, or the cost of purchasing such leaves may be so high that the Company and Caraloe will not be able to sell their products at competitive prices; that the Company may be unable to obtain the approval of the FDA, or to obtain the funds necessary, to proceed with the planned clinical trials of Aliminase[TM]; and that the Company's available cash and expected cash flow from operations may not be sufficient to finance the Company's current operations for a variety of reasons.

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

  The Company has subsequently taken a number of steps to correct the alleged deficiencies and has kept the TDLR informed, orally and in writing, of its plans and its progress. In June, 1998, the Company sent the TDLR a letter describing the work it had done and proposed to do and explaining why it was not feasible to correct certain of the alleged deficiencies. Although the Company expected that the work it proposed to do would be completed by September 30, 1998, delays in receiving some of the necessary materials prevented the completion of some of the work by that date. In October 1998, after the Company informed the TDLR that some of the alleged deficiencies had been corrected, the TDLR sent the Company a letter listing the remaining alleged deficiencies and informing the Company that its proposal not to correct certain alleged deficiencies would be treated as an enforcement issue after all of the work proposed to be done is completed. As soon as the remaining necessary materials are received, the Company's contractor will proceed to carry out the remaining work that it has been engaged to perform. The estimated total cost of all of the work performed and to be performed is approximately $40,000.

  Since the additional work to be performed will not correct all of the remaining alleged deficiencies, the Company intends to seek waivers of the alleged deficiencies that it does not correct. However, there is no assurance that the waivers will be granted, and the Company may be subject to fines for any alleged deficiencies that are not corrected or waived. If the TDLR takes any enforcement action that the Company deems unacceptable, the Company may elect to contest such action.

  Item 6.   Exhibits and Reports on Form 8-K

       a.   Exhibits:

       10.1 Promissory Note of Rancho Aloe, (C.R.) S.A., dated July 1, 1998 payable to the order of the Registrant in the principal amount of $186,655.00.

       10.2 Wound and Skin Care Purchase Agreement dated August 27th, 1998, between American Association for Homes & Services for the Aging and Carrington Laboratories, Inc.

       10.3 Purchase Agreement dated October 1, 1998, between Vencor, Inc. and Carrington Laboratories, Inc.

       10.4 Letter agreements dated September 30, 1998 and November 4, 1998 between Aloe Commodities International, Inc. and the Registrant amending due date of Promissory Note dated June 17, 1998 from Aloe Commodities International, Inc. to the Registrant. (The Promissory Note was filed as Exhibit 10.4 to the Registrant's Form 10-Q Quarterly Report for the Quarter ended June 30, 1998.)

       27.1 Financial Data Schedule


       b.   Reports on Form 8-K:

            The Registrant did not file any reports on Form 8-K during the quarter ended September 30, 1998.

                                   SIGNATURES


  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  CARRINGTON LABORATORIES, INC.
                                  (Registrant)


  Date: November 6, 1998          By: /s/ Carlton E. Turner
                                      Carlton E. Turner,
                                      President and C.E.O.
                                      (principal executive
                                         officer)

  Date: November 6, 1998          By: /s/ Robert W. Schnitzius
                                      Robert W. Schnitzius
                                      Chief Financial Officer
                                      (principal financial and
                                         accounting officer)

                              INDEX TO EXHIBITS

       Item Description
        No.

       10.1 Promissory Note of Rancho Aloe, (C.R.) S.A., dated July 1, 1998 payable to the order of the Registrant in the principal amount of $186,655.00.

       10.2 Wound and Skin Care Purchase Agreement dated August 27th, 1998, between American Association for Homes & Services for the Aging and Carrington Laboratories, Inc.

       10.3 Purchase Agreement dated October 1, 1998, between Vencor, Inc. and Carrington Laboratories, Inc.

       10.4 Letter agreements dated September 30, 1998 and November 4, 1998 between Aloe Commodities International, Inc. and the Registrant amending due date of Promissory Note dated June 17, 1998 from Aloe Commodities International, Inc. to the Registrant. (The Promissory Note was filed as Exhibit 10.4 to the Registrant's Form 10-Q Quarterly Report for the Quarter ended June 30, 1998.)

       27.1 Financial Data Schedule