Form 10-Q/A
period 1998-09-30
CARRINGTON LABORATORIES INC /TX/
filed 1999-03-02
CIK 718007

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                  Form 10-Q/A
                               (Amendment No. 1)

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

   This amendment to the Form 10-Q for the period ended September 30, 1998, is filed for the purposes of (i) adding to Item 2 the section captioned "Year 2000 Issues," and (ii) revising the paragraphs appearing under the caption "Forward-Looking Statements," which caption is also added by this amendment.

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

   The Company has invested in inventory to support sales of bulk products to Mannatech, Inc. and Aloe Commodities International, Inc ("ACI"). Receivables from these two customers totaled $451,000 and $457,000, respectively, as of September 30, 1998. In June 1998, the Company advanced ACI $200,000 on a short-term basis to enable ACI to invest in a leaf supplier from which the Company expects to purchase Aloe vera L. leaves pursuant to a letter of intent (discussed below) between the leaf
   supplier  and  Caraloe.    ACI  obligation  to  repay this advance is
   evidenced by a 60-day unsecured term note bearing interest at the rate of 10% per annum. In September 1998, an amendment to the note was signed extending the repayment date of the note to October 30, 1998, and in November 1998 a second amendment to the note was signed extending the repayment date of the note to 12/31/98. The Company continues to hold $600,000 of ACI's Common Stock, that it purchased in 1996 and 1997.

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

   YEAR 2000 ISSUES

   Like many other organizations, the Company faces the prospect of what will happen to computers and other microprocessor controlled equipment using two digit data fields when they encounter dates beyond 1999, as they may recognize the "00" of the Year 2000 as the year 1900. This phenomenon, known as the Year 2000 or Y2K issue, may impact the Company in some manner, although the extent of any impact cannot be fully determined at this time. The Company has undertaken considerable efforts to assess its situation in areas that are determinable at this time.

   With respect to information technology systems, the Company has historically followed a policy of purchasing or licensing commercially available computer software packages for use in operating its business. These packages are typically maintained by their developers, and newer releases of the packages are periodically made available to the users of the packages for purchase, license or as part of annual maintenance programs. The Company typically installs these packages with little or no custom modification to the programs contained therein. Accordingly, the Company expects to incur little, if any, cost for custom developed software. The Company's primary business application software used in its Costa Rica facility was found during 1998 not to be ready for the Year 2000, and the Company subsequently acquired a newer release of the software package which is Y2K ready. This upgrade will be installed during the first or second quarter of 1999. The costs incurred to date to replace or upgrade software packages is approximately $30,000.

   With respect to non-information technology systems, the Company has initiated efforts to assess its exposure due to the Y2K impact on the portions of its production and laboratory equipment which are microprocessor controlled. The Company has determined that there are no significant pieces of equipment in its U.S. facilities that are not Year 2000 ready. The identified non-conforming equipment will be upgraded or replaced at an estimated cost of $20,000, and the target date for completing this task is the second quarter of 1999. A Y2K review of the manufacturing and laboratory equipment in the Company's Costa Rica facility should be completed by the end of the first quarter of 1999.

   With respect to third parties, the Company has undertaken to assess the potential impact to its operations of its vendors and customers not being prepared for the Year 2000 impact on their systems. The Company surveyed all of its vendors from whom the Company made purchases totaling $5,000 or more in a recent 12 month period. To date, the Company has received responses from approximately 83% of the vendors surveyed, and the majority of vendors responding indicated that they were addressing the issue but were not yet fully ready. The Company made specific oral inquiries of local U.S. utility companies (electric, gas, water and telephone), each of which indicated it has made significant strides toward readiness but is not yet fully ready. Because of the material effect that the failure of any one of these utilities, particularly the electric company, to provide service to the Company as a result of Year 2000 unreadiness could have on the Company, and because of the uncertain responses that these utility companies have provided, the Company cannot provide assurance that its operations will not be materially affected by the Year 2000 issue, nor can it quantify the impact that a failure of one of these utilities to provide service would cause. The Company has also surveyed the Costa Rican utility company providing service to its facility in Costa Rica and received a similar response. The Company plans to have face-to-face meetings with representatives of the Costa Rican utility Company in order to more fully determine its state of readiness.

   The most reasonably likely worst case scenario for the Company is a disruption in power to its manufacturing plants, as discussed above. As part of its contingency plan for dealing with these material uncertainties, the Company has initiated an inventory program designed to have several months of inventory of its core wound care and raw material products on hand by the end of the third quarter of 1999. The cost of this inventory program is estimated not to exceed $500,000.

   The Company will also be sending a similar survey to its significant customers in order to assess their Y2K readiness. The disruption in a customer's business due to this issue could also have a negative impact on the Company's sales and profitability, although the impact to the Company cannot be determined at this time.

   The costs of the Company's Y2K remediation programs are being funded with cash flows from operations and are not expected to exceed $100,000, excluding the inventory buildup. Some of these costs relate solely to the upgrade of existing functionality. In total, these costs are not expected to be substantially different from the normal recurring costs of systems and equipment upgrades and therefore are not expected to have a material adverse effect on the Company's overall results of operations or cash flows.

   Forward Looking Statements

   All statements other than statements of historical fact contained in this report, including statements in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" (and similar statements contained in the Notes to Condensed Consolidated Financial Statements), concerning the Company's financial position, liquidity, capital resources and results of operations, its prospects for the future and other matters, are forward - looking statements. Forward-looking statements in this report generally include or are accompanied by words such as "anticipates", "believes", "estimated", "expects", "intends", "hopes", "exploring" or words of similar import. Such forward-looking statements include, but are not limited to, statements regarding the Company's belief that it will be able to sell all of the freeze dried, calcium alginate and certain other wound care products that it is required to purchase under its existing agreements with the suppliers of those products; the Company's plan to enter into (or to have Caraloe enter into) an agreement with a supplier that will sell Aloe vera L. leaves to the Company or Caraloe at prices equal to or less than the Company's cost of growing leaves on its own farm, and to continue purchasing Aloe vera L. leaves from other sources as necessary; the Company's plan to conduct PhaseIII clinical trials of Aliminase[TM]; the Company's belief that its available cash and revenues from operations will provide the funds necessary to finance its current operations; estimates of the costs of replacing or upgrading software and equipment and building up inventory to deal with Y2K issues and various other matters.

   Although the Company believes that the expectations reflected in its forward-looking statements are reasonable, no assurance can be given that such expectations will prove correct. Factors that could cause the Company's results to differ materially from the results discussed in such forward-looking statements include but are not limited to the possibilities that the demand for the Company's freeze dried, calcium alginate and certain other wound care products may not be sufficient to enable it to sell the products it is required to purchase from its suppliers under existing supply agreements; that the Company may be unable to negotiate a satisfactory agreement with the leaf supplier that proposes to grow Aloe vera L. leaves and sell them to the Company, or the leaf supplier may be unable to supply such leaves when they are needed by the Company, and the Company may not be able to purchase sufficient quantities of Aloe vera L. leaves to enable it to satisfy the demand for the Company's and Caraloe's products or to meet the Company's or Caraloe's obligations under supply agreements with customers, or the cost of purchasing such leaves may be so high that the Company and Caraloe will not be able to sell their products at competitive prices; that the Company may be unable to obtain the approval of the FDA, or to obtain the funds necessary, to proceed with the planned clinical trials of Aliminase[TM]; that the Company may suffer adverse effects from Y2K problems affecting the Company or its vendors or customers; and that the Company's available cash and expected cash flow from operations may not be sufficient to finance the Company's current operations for a variety of reasons.

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


   CARRINGTON LABORATORIES, INC.
   (Registrant)


   Date:  March 2, 1999              By:  /s/ Carlton E. Turner
                                          Carlton E. Turner,
                                          President and C.E.O.
                                          (principal executive
                                          officer)


   Date: March 2, 1999               By:  /s/ Robert W. Schnitzius
                                          Robert W. Schnitzius
                                          Chief Financial Officer
                                          (principal financial and
                                          accounting officer)