Form 10-K
period 1998-12-31
CARRINGTON LABORATORIES INC /TX/
filed 1999-03-31
CIK 718007

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  Form 10-K

                Annual Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

                 For the fiscal year ended December 31, 1998
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

     Indicate  by check mark if disclosure of delinquent filers pursuant to
  Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the Common Stock held by non-affiliates of the Registrant on March 24, 1999, was $29,242,387. (This figure was computed on the basis of the closing price of such stock on the NASDAQ National Market on March 24, 1999, using the aggregate number of shares held on that date by, or in nominee name for, shareholders who are not officers, directors or record holders of 10% or more of the Registrant's outstanding voting stock. The characterization of such officers, directors and 10% shareholders as affiliates is for purposes of this computation only and should not be construed as an admission for any other purpose that any of such persons are, in fact, affiliates of the Registrant.)

     Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

     9,357,564 shares of Common Stock, par value $.01 per share, were outstanding on March 24, 1999.

                     DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's proxy statement for its annual meeting of shareholders to be held on May 20, 1999 are incorporated by reference into Part III hereof, to the extent indicated herein.

                                    PART I

  ITEM 1.  BUSINESS.

                                   General

  Carrington Laboratories, Inc. ("Carrington" or the "Company") is a research-based biopharmaceutical, medical device and raw materials and nutraceutical company engaged in the development, manufacturing and marketing of naturally derived complex carbohydrate and other natural product therapeutics for the treatment of major illnesses, the dressing and management of wounds and nutritional supplements. The Company comprises two business divisions. See Note Fourteen to the consolidated financial statements in this Annual Report for financial information about these business divisions. The Company sells, using a network of distributors, prescription and nonprescription human and veterinary products through its Wound and Skin Care Division and consumer and bulk raw material products through its consumer products subsidiary, Caraloe, Inc. The Company's research and product portfolio are based primarily on complex carbohydrates isolated from the Aloe vera L plant.

  The Company was incorporated in Texas in 1973, as Ava Cosmetics, Inc. In 1986, the Company sold the direct sales business it was then operating and changed its name to Carrington Laboratories, Inc.


                         Wound and Skin Care Division

  Carrington's Wound and Skin Care Division offers a comprehensive line of wound management products to hospitals, nursing homes, alternative care facilities and the home health care market. The Company's products are designed to maintain a moist wound environment which aids the healing process and to maintain the integrity of contiguous healthy skin. Carrington products are used in a wide range of acute and chronic wound and skin conditions and for incontinence and ostomy care.

  The Company's primary marketing emphasis for its wound and skin care business is directed toward hospitals and nursing homes, alternate care facilities, home health care providers, managed care organizations, with wound and skin care products being promoted primarily to physicians and specialty nurses, e.g., enterostomal therapists. As some segments of the market shift from home health care to nursing homes, the Company has developed and is marketing a specialized educational and training program to nursing homes. Opportunities in the growing Internet market are also addressed through the Company's websites, www.carringtonlabs.com.and www.woundcare.com.

  The Company currently has 47 employees and independent representatives engaged in the sales and marketing of the Company's products. The Company's field sales force currently employs 20 sales representatives, each assigned to a specific geographic area in the United States, 4 regional sales managers, 1 representative in Puerto Rico and 1 in Italy. The Company also uses 4 independent sales companies employing 12 sales representatives to sell its products on a commission basis. In addition to this field sales force, the Wound and Skin Care Division employs 2 telemarketers, who focus on alternative care facilities and the home health care market, and 9 employees in customer service and executive management.

  The Company's products are primarily sold through a network of distributors. Three of the Company's largest distributors in the hospital market are McKesson General/Medical("McKesson), Owens & Minor and Bergen Brunswig. During fiscal 1996, 1997 and 1998, sales of wound and skin care products to McKesson represented 9%, 12%, and 11%, respectively, of the Company's total net sales. Sales to Owens & Minor represented 11%, 11%, and 10%, respectively, of total net sales during the same periods. Sales to Bergen Brunswig represented 12%, 9%, and 5%, respectively, of total net sales during the same periods.

  The Company currently has 20 distribution and licensing agreements for the promotion and sale of its products. In November 1995, the Company signed a Sales Distribution Agreement with Laboratorios PiSA S.A. de C.V., a Mexican corporation, for the exclusive distribution rights to sell the Company's wound care products in Mexico, Guatemala, Nicaragua, Panama, El Salvador and the Dominican Republic for a period of five years. On May 15, 1998, the Sales Distribution Agreement was amended to delete the Dominican Republic from the territories covered by the agreement.

  In May 1996, the Company entered into an agreement with Trudell Medical Group ("Trudell) granting Trudell exclusive Canadian distribution rights for the Company's wound care products. This agreement was canceled by the Company on March 3, 1999 due to non-performance by Trudell. The Company now sells into the Canadian market on a non-exclusive basis.

  In May 1996, the Company granted Ching Hwa Pharmaceutical Company, Ltd. ("CHP"), exclusive distribution rights to market the Company's wound care products in the Republic of China (Taiwan). CHP was required to register the Company's products for sale in Taiwan within a specified time and failed to do so. The Company has not yet taken action regarding this failure to comply with the terms of the agreement.

  In September 3, 1996, the Company signed an exclusive contract with Faulding Pharmaceuticals to market the Company's wound care products in Australia and New Zealand. On January 12, 1998, Faulding and Carrington executed Amendment Number One to the existing Distribution Agreement between the parties. This Amendment adds the following countries to the territories covered under that Agreement: Thailand, Vietnam, Singapore, the Philippines, Malaysia and Myanmar. Pursuant to the Amendment, products are being shipped on order.

  In December 1996, the Company entered into an agreement with Suco International Corp. ("Suco") whereby the Company appointed Suco as exclusive distributor of certain of the Company's products in Haiti, Columbia, Venezuela, Uruguay, Bolivia, Peru, Paraguay, and Ecuador for a five-year term, subject to early termination under certain circumstances. The agreement requires Suco to register the products covered by the agreement in each of those countries. On May 15, 1998, the agreement was amended to include the Dominican Republic as a territory and to extend the agreement's term for an additional two (2) years.

  In December 1996, the Company and Darrow Laboratories S/A ("Darrow") entered into a Sales Distribution Agreement whereby the Company appointed Darrow as a marketer and distributor of certain of the Company's wound care products for a term of 10 years (subject to early termination under certain circumstances) in Brazil, with a limited right of first refusal to distribute those products in Argentina, Uruguay, Paraguay, and Chile. The agreement requires Darrow to register in the Company's name such of the Company's products as the Company directs, at the Company's expense, in Brazil and each other country where Darrow is authorized to distribute such products. As of December 31, 1998, these registrations were still pending completion.

  In December 1996, the Company and its Belgian subsidiary entered into an agreement with Recordati Industria Chimica & Farmaceutica S.P.A. ("Recordati") whereby the Company and its subsidiary jointly granted exclusive distribution rights to Recordati for certain of the Company's products in Italy, Vatican City and San Marino for a term of 10 years, subject to automatic renewal for an additional two years unless either party elects to terminate the agreement at the end of the initial term, and subject to early termination under certain circumstances. In return for the grant of the distribution rights, Recordati made two initial payments to the Company, the first when the agreement was signed and the second when the products to be sold were registered, and is obligated to make an additional payment contingent on the occurrence of certain events. Under the agreement, the Company applied for, and was granted in February 1998, the CE mark, a quality certification recognized by members of the European Economic Community and certain other countries.

  In January 1998, the Company signed a Sales Distribution Agreement with Henry Schein UK Holdings, LTD. ("Schein"), a British company, for the exclusive distribution rights to sell The Carrington[R] Patch in the United Kingdom and Ireland for a period of ten years. Schein markets the product under the name UlcerEze[TM].

  In January 1998, the Company signed a Sales Distribution Agreement with Saude 2000 ("Saude"), a Portuguese company, for the exclusive distribution rights to sell The Carrington[R] Patch in Portugal for a period of five years. Saude markets the product under the name PazAftas[TM]. In June 1998, the Company also signed a letter of intent granting Saude the exclusive distribution rights to sell the Company's wound care products, including the DiaB[TM] product line, under the terms of the initial agreement. Pricing for the wound care products is subject to negotiation.

  In  March  1998,  the  Company signed a Sales Distribution Agreement with
  Hemofarm, GmbH, a German company, for the exclusive distribution rights to sell the Company's wound and skin care products and The Carrington[R] Patch in Yugoslavia for a period of five years.

  In March 1998, the Company signed an Exclusive Sales Distribution Agreement with Vincula International Trade Company for the exclusive distribution rights to sell the Company's wound and skin care products and The Carrington[R] Patch in Oman and Saudi Arabia for a period of five years, with options for other countries in the Middle East to be negotiated in the future.

  In April 1998, the Company signed an Agency and Sales Distribution Agreement with Egyptian American Medical Industries, Inc. for the exclusive distribution rights to sell the Company's wound and skin care products and The Carrington[R] Patch in Egypt for a period of five years.

  In April 1998, the Company signed a Sales Distribution Agreement with CSC Pharmaceuticals, LTD., an Austrian company, for the exclusive distribution rights to sell the Company's DiaB[TM], RadiaCare[TM] and CarraKlenz[TM] products in Austria, Croatia, Hungry, Czech Republic, Slovak Republic, Romania, Bulgaria, Slovenia and Poland for a period of ten years.

  In 1998, total international sales were $1,260,000 of which $584,000 were related to the above mentioned international agreements. The Company presently estimates the expected sales associated with these agreements in 1999 to be between $800,000 and $1,200,000.

  The Company also markets "Acemannan Immunostimulant", a vaccine adjuvant, and several wound and skin care products to the veterinary market. Acemannan Immunostimulant was conditionally approved by the United States Department of Agriculture ("USDA") in November 1991, for use as an aid in the treatment of canine and feline fibrosarcoma, a form of soft tissue cancer that affects dogs and cats. A conditional approval means that efficacy and potency tests are required, and the product's label must specify that these studies are in progress. The "conditional" aspect of the approval is renewed on an annual basis and will be removed upon completion and acceptance by the USDA of additional potency testing. However, there can be no assurance that these tests will result in the removal of the conditional restriction on the USDA's approval of Acemannan Immunostimulant.

  In September 1990, the Company granted Solvay Animal Health, Inc. ("Solvay") an exclusive, worldwide license to use and sell a bulk pharmaceutical mannan adjuvant for poultry disease. In January 1992, Solvay received approval from the USDA to market the bulk pharmaceutical mannan as an adjuvant to a vaccine for Marek's disease, a virus infection that kills chickens or renders them unfit for human consumption. On March 1, 1997, Fort Dodge Animal Health("Fort Dodge), a division of American Home Products Corporation, acquired the business and assets of Solvay, including the License Agreement dated September 20, 1990 and an Addendum thereto between Carrington and Solvay granting Solvay an exclusive world-wide field of use license to use and sell acemannan as a component/adjuvant to enhance the performance of poultry vaccines. Fort Dodge notified Carrington in the summer of 1997 that, as successor in interest to Solvay, it intended to terminate the License Agreement. This agreement was terminated effective February 1, 1999. All sales of this product are now on a non-exclusive basis.

  In March 1996, the Company signed an agreement with Farnam Companies, Inc., a leading veterinary marketing company, to promote and sell the CarraVet[R] product line, including Acemannan Immunostimulant. The CarraVet[R] product line currently consists of eight products.

                               Consumer Health

  Caraloe, Inc., a subsidiary of the Company ("Caraloe"), markets or licenses consumer products and bulk ingredients utilizing the Company's patented complex carbohydrate technology. Attention has been focused on three goals, the first of which is to sell Caraloe's (Manapol[R] Powder), a speciality raw material, to manufacturers who desire quality complex carbohydrate ingredients for their finished products. The second goal is to develop the contract manufacturing business by providing high quality products for nutritional and skin care markets, and the third is to expand Caraloe's Manapol[R] Powder franchise and establish it as a leading brand in the health food market.

  In February 1996, Caraloe signed an agreement with Mannatech, Inc. ("Mannatech") granting it an exclusive license in the United States for Manapol[R] Powder. This agreement, including the grant of the exclusive license, was terminated by Mannatech effective March 31, 1997, and Caraloe began to market Manapol[R] Powder to third parties as well as use it in Caraloe's products. In August 1997, Caraloe signed a new, nonexclusive supply agreement with Mannatech to supply Manapol[R] Powder. This agreement is effective through July 2000 and contains monthly minimum purchase requirements. During 1996, 1997 and 1998, sales of Manapol[R] Powder to Mannatech represented 15%, 15% and 23%, respectively, of the Company's total consolidated net sales.

  In December 1997, Caraloe signed a supply agreement with Met-Trim, Inc. ("Met-Trim"), for the sale of Manapol[R] Powder. The agreement was terminated on January 11, 1999 due to the failure of Met-Trim to meet first year minimum requirements. The Company is currently negotiating a revised sales agreement with Met-Trim.

  In  October  1996,  Caraloe  made  a  $200,000  equity investment in Aloe
  Commodities International, Inc. ("ACI"). In February 1997, Caraloe entered into a Supply Agreement with ACI for a term of 10 years (subject to early termination under certain circumstances). The agreement contemplates that ACI will purchase from Caraloe all of certain raw materials that ACI needs for drinks and other consumer products. In December 1997, Caraloe made an additional equity investment of $400,000 in ACI. Carrington owns less than 10% of the total outstanding shares of ACI. See Note Six to the consolidated financial statements in this Annual Report for additional information regarding the Company's relationship with ACI, the amount of ACI's indebtedness to the Company, and the Company's creation of valuation reserves for the amounts of its equity investment in ACI and the indebtedness owed to it by ACI.

  In February 1997, Caraloe entered into a Supply Agreement with Light Resources Unlimited ("LRU"), and effective March 1, 1997, Carrington entered into a related Trademark License Agreement with LRU. The terms of the Supply Agreement and the Trademark License Agreement end on May 12, 2002, and May 4, 2002, respectively, and the term of each agreement is subject to early termination under certain circumstances. The Supply Agreement provides that LRU will purchase from Caraloe annually at least the minimum quantities of Manapol[R] Powder specified in the agreement. The Supply Agreement also contemplates that LRU will be Caraloe's sole distributor of Manapol[R] Powder to natural health care practitioners in the United States and Canada, subject to Caraloe's right to sell "simple purchase bulk Product" to natural health care practitioners in quantities exceeding certain specified limits. The Trademark License Agreement grants LRU a non-exclusive license to use the trademarks AVMP[R] Powder and Manapol[R] Powder in connection with the advertising and sale of the LRU brand (Manapol[R] Gold[TM] Powder) to the targeted group. Sales to LRU in 1997 under this agreement were $167,000. Sales in 1998 were $197,000, an increase of 18% over 1997.

  In October 1998, Caraloe signed a supply agreement and a trademark license agreement with One Family, Inc.("One Family"), a direct sales company with headquarters located in Colorado. One Family will be marketing Manapol[R] Powder in capsule form. Sales under this agreement will commence in 1999.

  In December 1998, Caraloe signed a supply agreement and trademark license agreement with Eventus International, Inc. ("Eventus"), the consumer health subsidiary of BeautiControl. Eventus will market a variety of products containing Manapol[R] Powder to promote a natural, healthy lifestyle. The value of the agreement for the first three years based on projections is approximately $4,900,000.


  Research and Development

  General

  Carrington has developed a proprietary process for purifying a material that has been designated bulk pharmaceutical mannan ("BPM"). This material is a natural product mixture which contains a high percentage of complex carbohydrate. The Company intends to seek approval of the Food and Drug Administration (the "FDA") and other regulatory agencies to sell drugs and/or medical devices derived from BPM based materials in the United States and in foreign countries. For a more comprehensive listing of the type, indication and status of products currently under development by the Company, see "Research and Development -- Summary" below. The regulatory approval process, both domestically and internationally, can be protracted and expensive, and there is no assurance that the Company will obtain approval to sell its products for any treatment or use (see "Governmental Regulation" below).

  The Company expended approximately $5,927,000, $3,006,000, and $2,589,000 on research and development in fiscal 1996, 1997, and 1998, respectively. The Company has adopted a focused approach to its research and development efforts. The Company is planning on returning to the clinic in April 1999 to conduct a Phase III trial in ulcerative colitis, and as a result, estimates that in fiscal 1999 it will spend approximately $5,200,000 on research and development. The Company expects to fund its 1999 research and development costs, including the cost of the Phase III clinical trial, with cash flows from operations.

  The Company initiated a program in 1996 which continued through 1998 to restructure research and development to meet the challenges and demands for drug development in the 21st century. This entailed establishing a strong nucleus or infrastructure for chemistry, assay development and formulation development with outsourcing capabilities for high throughput drug screening, and preclinical and clinical drug and device development. This approach allows the Company to maximize its opportunities in a timely and cost effective manner. Currently, the Company's research staff comprises ten full-time employees. Dr. Robert A. Fildes, a director of the Company, has served as part-time, interim Executive Vice President, Research and Development from October 1, 1997 to the present time, and Dr. Bill Yates was promoted to Vice President, Research and Development in January 1999.


  Preclinical Research

  The Company's main preclinical research and development objective for 1998 was to continue to assess the viability of the ulcerative colitis program, interact with the FDA and make a decision by mid-year on whether to proceed to new clinical trials for the indication. Following extensive preclinical studies, formulation development and evaluation and interaction with the FDA, the Company made a decision to return to the clinic with a new dosage form of Aliminase[TM] as a powder for reconstitution. The Company initiated a new Phase III trial in the first quarter of 1999, and dosing of patients is scheduled for early April 1999.

  Other preclinical studies conducted in the Company's laboratories and in outside laboratories have shown that certain of the Company's complex carbohydrates stimulate macrophages and other white blood cells to produce cytokines, including interleukin-1, interleukin-6, and tumor necrosis factor alpha which regulate other cells. Interleukin-1 stimulates fibroblasts, which are essential to wound healing. Tumor necrosis factor alpha acts against tumors in the body. In addition, laboratory experiments conducted by the Company have shown that some compounds from Aloe vera L. have pro- or anti-inflammatory actions as shown in animal models of wound healing and in inflammation of the lung, colon, joint and ear. The Company believes that its products' pharmacological actions and lack of toxicity make them excellent candidates for further development as therapeutic agents for the treatments and uses for which the Company intends to seek regulatory approvals. There is no assurance, however, that the Company will be successful in its efforts.

  The Company sponsors a research and development laboratory at Texas A&M University in association with the College of Veterinary Medicine to expand preclinical research in various wound healing applications and mechanisms of action. Pursuant to this arrangement, the Company has access to leading authorities in immunology, as well as facilities and equipment to engage in experimentation and analysis at the basic research level.

  In 1998, the Company completed an animal preclinical wound healing study in cooperation with the Scott Ritchie Foundation and Auburn University, evaluating Carrasyn[R] Freeze-Dried Gel (CarraSorb[TM] M) as compared to saline. The product demonstrated a significant increase in the early development of granulation tissue, which is an important early step for wound healing.

  Further processed BPM, including CarraVex[TM] injectable (formerly CARN 750), are immunomodulating agents that increase circulating levels of interleukin-1 and tumor necrosis factor alpha. A series of animal studies conducted at Texas A&M University in 1988 and 1989 indicated that a single intraperitoneal dose caused significant tumor reduction in a statistically significant percentage of animals with highly malignant tumors. This effect in many instances was dramatic, with complete regression of the tumor and with continuing immunity. Recovered animals were resistant to syngeneic tumor reimplantation for up to six months after initial tumor regression.

  In 1991, the USDA granted the Company conditional approval to market an injectable form of a complex carbohydrate as an aid to surgery in the treatment of canine and feline fibrosarcoma, a form of soft tissue cancer, under the name Acemannan Immunostimulant. The product was conditionally approved based on safety and efficacy studies. The Company continues to work on developing a suitable cost effective potency assay that will meet USDA requirements for the purpose of removal of the conditional status. A submission was made in November 1998 for this purpose. Of course, there can be no assurance as to whether or when the USDA will remove the conditional restriction on its approval of this product.

  An extensive series of animal studies was initiated in 1997 to assess the direct and adjunct effects of CarraVex[TM] and Acemannan Immunostimulant. The primary purpose of these studies was to identify a suitable model to evaluate new product formulations (see Human Studies below). These studies were completed successfully in 1998, and models have been identified to assess future drug candidates.

  In 1998, a new and unique pectin (complex carbohydrate) was isolated from the cell walls of the inner gel of Aloe vera L. Basic research is continuing on this material, and the Company is planning to produce the product in pilot scale in 1999. The product has near term utility as a product to be used in wound healing, and other future potential applications are being explored. Two patent applications covering this invention were filed in July 1998.

  Human Studies

  Evaluation of Aliminase[TM] (formerly CARN 1000) oral capsules in the Treatment of Ulcerative Colitis. In late 1996, the Company placed on hold its testing of Aliminase[TM]oral capsules for the treatment of ulcerative colitis. The Company has reformulated the product into a single unit dose powder for reconstitution. (See "Preclinical Research" above and "Management's Discussion and Analysis of Financial Condition and Results of Operations" below.) The Company is initiating a Phase III trial of the new dosage form, with the treatment of patients to commence in early April 1999.

  Evaluation of CarraVex[TM] injectable (formerly CARN 750) in the Treatment of Solid Tumors in Humans. In 1993, the Company completed a Phase I safety study in normal volunteers using CarraVex[TM] which led to a Phase I clinical trial in disease patients using CarraVex[TM] injectable in certain solid tumor indications. The trial began in the United States in late 1995 and continued until mid-1997. Eighteen patients completed the study, with no safety concerns noted. The product required filtration at the bedside, which the Company believes is not the best delivery approach for CarraVex[TM]. A program for improving the formulation is in progress, and a decision on future clinical trials will be made once a suitable formulation is developed.

  Evaluation of Carrasyn[R] for Radiation-Induced Dermatitis. In 1993, a study was conducted at M.D. Anderson Cancer Center to determine if Carrasyn[R] hydrogel was of benefit in treating radiation-induced skin reactions in an animal model. These studies clearly showed that, when compared to controls, Carrasyn[R] Hydrogel could significantly reduce radiation-induced inflammation and tissue damage in animals. As a result of this work, a small clinical trial was performed in 1994, studying the radiation-sparing effects of Carrasyn[R] Hydrogel wound dressing in four oncology patients. These studies led to the development of RadiaCare[TM] Gel for the management of radiation dermatitis.

  In 1996, a study was begun at the Texas Oncology Center of Dallas to determine if RadiaCare[TM] Gel was of benefit in preventing the development of radiation dermatitis in humans. The 70-patient study was designed to evaluate the prevention of radiation dermatitis as compared to another hydrogel. No statistical difference was noted between the groups.

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

  Evaluation of RadiaCare[TM] Oral Wound Rinse. In March 1997, the FDA cleared Carrington to market RadiaCare[TM] Oral Wound Rinse for the management and relief of pain associated with mucositis and all types of oral wounds. The Company is sponsoring individual case studies and co-sponsoring a pilot study of 50 patients in a placebo-controlled, double-blind trial in radiation-induced mucositis. Results will be known in 1999.

  Summary. The following table outlines the status of the products and potential indications of the Company's aloe-based products developed, planned or under development. There is no assurance of successful development, completion or regulatory approval of any product not yet on the market.

                PRODUCTS AND POTENTIAL INDICATIONS DEVELOPED,
                         PLANNED OR UNDER DEVELOPMENT

   PRODUCT OR                 POTENTIAL
   POTENTIAL INDICATION       MARKET APPLICATIONS          STATUS
   --------------------       -------------------          ------
   Topical
     Dressings                Pressure and Vascular        Marketed
                              Ulcers
     Cleansers                Wounds                       Marketed
     Anti-fungal              Cutaneous Fungal Infection   Marketed
     Hydrocolloids            Wounds                       Marketed
     Alginates                Wounds                       Marketed

   Oral
     Human
        Anti-inflammatory     Ulcerative Colitis           Phase III
        Pain Reduction        Mucositis                    Marketed

     Dental
        Pain Reduction        Aphthous Ulcers, Oral        Marketed
                              Wounds
   Injectable
     Human
        Adjunct for cancer    Melanoma, Breast, Prostate,  New
                              Colon, Hypernephroma, and    Formulation
                              Soft Tissue Sarcoma          Required

        Neutropenia           Neutropenia associated with  Preclinical
                              cancer                       and
                                                           Formulation
                                                           Development

     Veterinary
        Adjunct for cancer    Fibrosarcoma                 Marketed

   Vaccine Adjuvant
     Veterinary
        Poultry Vaccines      Marek's Disease              Marketed

                              Licensing Strategy

  The Company expects that prescription pharmaceutical products containing certain defined drug substances will require a substantial degree of development effort and expense. Before governmental approval to market any such product is obtained, the Company may license these products for certain indications to other pharmaceutical companies in the United States or foreign countries and require such licensees to undertake the steps necessary to obtain marketing approval for specific indications or in a particular country.

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

  Raw Materials and Processing

  The principal raw material used by the Company in its operations is the leaf of the plant Aloe barbadensis Miller, popularly known as Aloe vera
  L. Through patented processes, the Company produces bulk pharmaceutical and injectable mannans and freeze-dried aloe extract from the central portion of the Aloe vera L leaf known as the gel. A basic bulk pharmaceutical mannan, (Acemannan) in the form of a hydrogel, is used as an ingredient in certain of the Company's wound and skin care products. Through additional processing, bulk mannans may be produced in both oral and injectable dosage forms.

  In May 1990, the Company purchased a 405-acre farm in the Guanacaste province of northwest Costa Rica which currently has approximately 125 acres planted with Aloe vera. The Company's current need for leaves exceeds the supply of harvestable leaves from the Company's farm, requiring the purchase of leaves from other sources in Central and South America at considerably higher prices. Additional quantities of harvestable leaves from the Company's farm will become available in the second quarter of 1999, but will not completely eliminate the Company's dependence on other sources of leaves. Due to economic and political instability in the Central American region, the supply of imported leaves cannot be guaranteed. A 10% increase in Aloe vera leaf prices from other sources would result in a $162,000 decrease in gross profit. The Company's sensitivity analysis of the effects of changes in leaf prices does not factor in a potential change in sales levels or a change in the percentage of leaves purchased from other sources. The Company has been exploring other options to obtain leaves to meet its projected requirements at lower costs.

  In May 1998, Aloe and Herbs International, Inc., a Panamanian corporation ("Aloe & Herbs"), was formed for the purpose of purchasing 5,000 acres of land in Costa Rica and establishing an Aloe vera farm. The Company received 1.5 million shares of Aloe & Herbs common stock for agreeing to make certain loans to Aloe & Herbs, arranging for Aloe vera plants to be supplied to the farm and providing know-how in farming Aloe vera plants. Aloe & Herbs formed a Costa Rican subsidiary, Rancho Aloe (C.R.), S.A. ("Rancho Aloe"), which owns and operates the farm. The Company purchased the initial plants for the farm on behalf of Rancho Aloe in exchange for unsecured notes and accounts receivable.

  In March 1998, prior to the incorporation of Aloe & Herbs, the Company's Caraloe subsidiary signed a letter of intent with one of the organizers of Aloe & Herbs to enter into a supply agreement with Aloe & Herbs to purchase, at mutually agreeable, locally competitive prices, all of the Aloe vera leaves that Caraloe needs, to the extent its needs exceed the leaves available from the Company's farm plus up to 200,000 kilograms of leaves per month from another local source. At the date of this report, no such supply agreement has been negotiated or entered into, but in March 1999, the Company began receiving approximately eight percent of its monthly requirements of leaves from Rancho Aloe. However, Rancho Aloe is not expected to be able to harvest and supply significant quantities of leaves for another one to two years. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" and Note Six to the consolidated financial statements for further information regarding the Company's relationship with Aloe & Herbs.

  Manufacturing

  During the last quarter of 1994 and the first three quarters of 1995, the Company moved its wound-and skin-care product manufacturing operations from a leased facility in Dallas, Texas to the Company's headquarters in Irving, Texas. In connection with this move, the Company upgraded and expanded its manufacturing capacity by installing higher capacity equipment and upgraded its capabilities to produce injectable-grade pharmaceutical products. The Company believes that the plant's capacity will provide sufficient capacity for the present line of products and accommodate new products and sales growth. Final packaging of certain of the Company's wound care products is completed by outside vendors. The Company's calcium alginates, films, hydrocolloids, foam dressings, gel sheets, tablets, capsules, and freeze-dried products are being provided by third parties. In 1998 the Company engaged Elemco, a consulting firm, to review and modernize the Company's manufacturing and quality control processes and make recommendations for process improvements.

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

  Wound and Skin Care Division and Caraloe, Inc. The Company competes against many companies that sell products which are competitive with the Company's products, with many of its competitors using very aggressive marketing efforts. Many of the Company's competitors are substantially larger than the Company in terms of sales and distribution networks and have substantially greater financial and other resources. The Company's ability to compete against these companies will depend in part on the expansion of the marketing network for its products. The Company believes that the principal competitive factors in the marketing of its products is their quality, and that they are naturally based and competitively priced. In 1998 the Company began a marketing study to evaluate ways to clearly separate its products from the perception of a regular Aloe company. The results of this study should be known in 1999.


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

  If efficacy and safety are observed in the Phase II trials, Phase III trials (usually two trials) are undertaken on an expanded group in which the patients receiving the drug are compared to a different group receiving either a placebo or some form of accepted therapy in order to establish the relative safety and efficacy of the new drug compared with the control group. Data are also collected to provide an adequate basis for future physician prescribing information.

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

  In addition to submitting safety and efficacy data derived from clinical trials for FDA approval, NDA approval requires the manufacturer of the drug to demonstrate the identity, potency, quality and purity of the active ingredients of the product involved, the stability of these ingredients and compliance of the manufacturing facilities, processes and quality control with the FDA's current Good Manufacturing Practices regulations. After approval, manufacturers must continue to expend time, money and effort in production and quality control to assure continual compliance with the current Good Manufacturing Practices regulations. Also, under the new program for harmonization between Europe and the U.S. and the ISO 9001 Certification Program, a company can, under certain circumstances after application, have a new drug approved under a process known as centralization rather than having to go through a country-by-country approval in the European Union.

  Certain of the Company's wound and skin care products are registered with the FDA as "devices" pursuant to the regulations under Section 510(k) of the Federal Food, Drug and Cosmetic Act, as amended. A device is a product used for a particular medical purpose, such as to cover a wound, with respect to which no pharmacological claim can be made. A device which is "substantially equivalent" to another device existing in the market prior to May 1976 can be registered with the FDA under Section 510(k) and marketed without further testing. A device which is not "substantially equivalent" is subject to an FDA approval process similar to that required for a new drug, beginning with an Investigational Device Exemption and culminating in a Premarket Approval. The Company has sought and obtained all its device approvals under Section 510(k). With respect to certain of its wound and skin care products, the Company intends to develop claims for which IND and NDA submissions will be required. The Company currently markets seven (7) products which require a prescription as medical devices.

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

  Other Regulatory Authorities. The Company's advertising and sales practices are subject to regulation by the Federal Trade Commission (the "FTC"), the FDA and state agencies. The Company's processing and manufacturing plants are subject to federal, state and foreign laws and to regulation by the Bureau of Alcohol, Tobacco and Firearms of the Department of the Treasury and by the Environmental Protection Agency (the "EPA"), as well as the FDA.

  The Company believes that it is in substantial compliance with all applicable laws and regulations relating to its operations, but there is no assurance that such laws and regulations will not be changed. Any such change may have a material adverse effect on the Company's operations.

  The manufacturing, processing, formulating, packaging, labeling and advertising of products of the Company's subsidiary, Caraloe, are also subject to regulation by one or more federal agencies, including the FDA, the FTC, the USDA and the EPA. These activities are also regulated by various agencies of the states, localities and foreign countries to which Caraloe's products are distributed and in which Caraloe's products are sold. The FDA, in particular, regulates the formulation, manufacture and labeling of vitamin and other nutritional supplements.

  On October 25, 1994, the President signed into law the Dietary Supplement Health and Education Act of 1994 ("DSHEA"). This new law revised the provisions of the Federal Food, Drug, and Cosmetic Act (the "FFDC Act") concerning the composition and labeling of dietary supplements and, in the judgement of the Company, is favorable to the dietary supplement industry. The legislation created a new statutory class of "dietary supplement." This new class includes vitamins, minerals, herbs, amino acids and other dietary substances for human use to supplement the diet, and the legislation grandfathers, with certain limitations, dietary ingredients on the market before October 15, 1994. A dietary supplement which contains a new dietary ingredient, one not on market before October 15, 1994, will require evidence of a history of use or other evidence of safety establishing that it will reasonably be expected to be safe. The majority of the products marketed by Caraloe are classified as dietary supplements under the FFDC Act.

  Both foods and dietary supplements are subject to the Nutrition Labeling and Education Act of 1990 (the "NLEA"), which prohibits the use of any health claim for foods, including dietary supplements, unless the health claim is supported by significant scientific agreement and is either pre-approved by the FDA or the subject of substantial government scientific publications and a notification to the FDA. To date, the FDA has approved the use of only limited health claims for dietary supplements. However, among other things, the DSHEA amends, for dietary supplements, the NLEA by providing that "statements of nutritional support" may be used in labeling for dietary supplements without FDA preapproval if certain requirements, including prominent disclosure on the label of the lack of FDA review of the relevant statement, possession by the marketer of substantiating evidence for the statement and post-use notification to the FDA, are met. Such statements may describe how particular nutritional supplements affect the structure, function or general well-being of the body (e.g., "promotes your cardiovascular health").

  The FDA issued final dietary supplement labeling regulations in 1997 that required Caraloe to revise most of its product labels by 1999, and Caraloe completed the revisions required for compliance with these regulations in January 1999. In compliance with these regulations, Caraloe maintains supporting documentation on file for its "statement of nutritional support".

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

  As a result of Caraloe's efforts to comply with applicable statutes and regulations, Caraloe has from time to time reformulated, eliminated or relabeled certain of its products and revised certain provisions of its sales and marketing program. Caraloe cannot predict the nature of any future laws, regulations, interpretations or applications, nor can it determine what effect additional governmental regulations or administrative orders, when and if promulgated, would have on its business in the future. They could, however, require the reformulation of certain products to meet new standards, the recall or discontinuance of certain products not capable of reformulating, additional record keeping, expanded documentation of the properties of certain products, expanded or different labeling, and/or scientific substantiation. Any or all of such requirements could have a material adverse effect on the Company's results of operations and financial condition.

  Compliance with the provisions of national, state and local environmental laws and regulations has not had a material adverse effect upon the capital expenditures, earnings, financial position, liquidity or competitive position of the Company. See also "Business -- Legal Matters" and "-- Regulatory Matters."


                        Patents and Proprietary Rights

  As is industry practice, the Company has a policy of using patents, trademarks and trade secrets to protect the results of its research and development activities and, to the extent it may be necessary or advisable, to exclude others from appropriating the Company's proprietary technology. The Company's policy is to protect aggressively its proprietary technology by seeking and enforcing patents in a worldwide program.

  The Company has obtained patents or filed patent applications in the United States and approximately 26 other countries in three series
  regarding  the  compositions  of  acetylated   mannan  derivatives,   the
  processes by which they are produced and the methods of their use. The first series of patent applications, relating to the compositions of acetylated mannan derivatives and certain basic processes of their production, was filed in a chain of United States patent applications and its counterparts in the other 26 countries. The first United States patent application in this first series, covering the composition claims of acetylated mannan derivatives, matured into United States Patent No. 4,735,935 (the "935 Patent"), which was issued on April 5, 1988. United States Patent No. 4,917,890 (the "890 Patent") was issued on April 17, 1990 from a divisional application to the 935 Patent. This divisional application pertains to most of the remaining claims in the original application not covered by the 935 Patent. The 890 Patent generally relates to the basic processes of producing acetylated mannan derivatives, to certain specific examples of such processes and to certain formulations of acetylated mannan derivatives. Two other divisional applications covering the remaining claims not covered by the 890 Patent matured into patents, the first on September 25, 1990, as United States Patent No. 4,959,214, and the second on October 30, 1990, as United States Patent No. 4,966,892. Foreign patents that are counterparts to the foregoing United States patents have been granted in some of the member states of the European Economic Community and several other countries.

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

  The Company has obtained a patent in the United States (U.S. Patent No. 5,760,102, issued on June 2, 1998) and in Taiwan related to the uses of a denture adhesive (Taiwan Patent No. 89390 issued on August 21, 1997) and also a patent in the United States relating to methods for the prevention and treatment of infections in animals (U.S. Patent No. 5,703,060 issued on December 30, 1997).

  Three additional patents concerning various areas of interest were issued in 1998.

  The Company has filed and intends to file patent applications with respect to subsequent developments and improvements when it believes such protection is in the best interest of the Company. Although the scope of protection which ultimately may be afforded by the patents and patent applications of the Company is difficult to quantify, the Company believes its patents will afford adequate protection to conduct the business operations of the Company. However, there can be no assurance that (i) any additional patents will be issued to the Company in any or all appropriate jurisdictions, (ii) litigation will not be commenced seeking to challenge the Company's patent protection or such challenges will not be successful, (iii) processes or products of the Company do not or will not infringe upon the patents of third parties or (iv) the scope of patents issued to the Company will successfully prevent third parties from developing similar and competitive products. It is not possible to predict how any patent litigation will affect the Company's efforts to develop, manufacture or market its products.

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

  The technology applicable to the Company's products is developing rapidly. A substantial number of patents have been issued to other biopharmaceutical companies. In addition, competitors have filed applications for, or have been issued, patents and may obtain additional patents and proprietary rights relating to products or processes competitive with those of the Company. To the Company's knowledge, acetylated mannan derivatives do not infringe any valid, enforceable, United States patents. A number of patents have been issued to others with respect to various extracts of the Aloe vera L plant and their uses and formulations, particularly in respect to skin care and cosmetic uses. While the Company is not aware of any existing patents which conflict with its current and planned business activities, there can be no assurance that holders of such other Aloe vera L.-based patents will not claim that particular formulations and uses of acetylated mannan derivatives in combination with other ingredients or compounds infringe, in some respect, on these other patents. In addition, others may have filed patent applications and may have been issued patents relating to products and technologies potentially useful to the Company or necessary to commercialize its products or achieve their business goals. There is no assurance that the Company will be able to obtain licenses of such patents on acceptable terms.

  The Company has given the trade name Carrasyn[R] to certain of its products containing acetylated mannans. The Company has filed a selected series of domestic and foreign trademark applications for the marks Manapol[R] Powder, Carrisyn[R] and Carrasyn[R]. Further, the Company has registered the trademark AVMP[R] Powder and the trade name Carrington[R] in the United States. The Company believes that its trademarks and trade names are valuable assets.


                                  Employees

  As of March 5, 1999, the Company employed 313 persons, of whom 21 were engaged in the operation and maintenance of its Irving, Texas processing plant, 201 were employed at the Company's facility in Costa Rica and the remainder were executive, research, quality assurance, manufacturing, administrative, sales, and clerical personnel. Of the total number of employees, 89 were located in Texas, 201 in Costa Rica and one in Puerto Rico. In addition, 22 sales personnel were located in 14 other states. The Company considers relations with its employees to be good. The employees are not represented by a labor union.


                                  Financing

  In November 1997, the Company entered into a financing arrangement with Comerica Bank-Texas ("Comerica"). The agreement was composed of a $3,000,000 line of credit structured as a demand note without expiration with an interest rate equal to the Comerica prime rate. The line of credit is collateralized by the Company's accounts receivable and inventory. This credit facility will be used for operating needs, as required, and is currently being used to secure a letter of credit in the amount of $1,250,000. As of December 31, 1998, there was no outstanding balance owed to Comerica under the terms of the financing agreement. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" for information regarding a supply agreement between the Company and its supplier of freeze-dried products that obligates the Company to purchase more of such products than it is currently able to sell.


  Year 2000 Issues

  See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Year 2000 Issues" for information regarding the Company's efforts to assess, and to deal with the effects of, problems that may affect the Company as a result of the types of Year 2000 issues described in that discussion.

  ITEM 2.     PROPERTIES.

  The  Company  believes  that  all  its  farming  property,  manufacturing and laboratory facilities, as described below, and material farm, manufacturing and laboratory equipment are in satisfactory condition and are adequate for the purposes for which they are used, although the farm is not adequate to supply all of the Company's needs for Aloe vera leaves. (See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for more information regarding the Company's arrangements to purchase Aloe vera leaves.)

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

  Laboratory Facility. The Company leases 24,000 square feet of office, manufacturing and laboratory space (the "Laboratory Facility") in Irving, Texas pursuant to a lease that expires in January 2000. The Company's in-house research and development and quality assurance activities are conducted at the Laboratory Facility for the production of injectable dosage forms of Acemannan Immunostimulant. The Company is currently evaluating whether to extend the lease or move into alternative facilities.

  Warehouse and Distribution Facility. Since September 1994, the Company's warehouse and distribution center has been located in a 35,050 square foot facility that the Company leases in Irving, Texas, near the
  Walnut Hill Facility. The warehouse and distribution center occupies approximately 27,000 square feet of the leased facility, and the remaining space is used for offices. The lease expires in October 2001.

  Costa Rica Facility. The Company owns approximately 405 acres of land in the Guanacaste province of northwest Costa Rica. This land is being used for the farming of Aloe vera plants and for a processing plant to produce bulk pharmaceutical and injectable mannans and freeze-dried extracts from Aloe vera used in the Company's operations. Construction of the processing plant was completed during the second quarter of 1993, and the plant became operational in June 1993. In 1994, the Company upgraded the production plant to meet regulatory requirements for the production of bulk pharmaceutical oral and injectable mannans as required for IND's. This project was completed in the fourth quarter of 1994. In order to meet demand for new products, a new compounding area and hi-speed filling line were constructed as an addition to the Costa Rica facility during 1998. Also, other new equipment was installed in January 1999 to refine the BPM manufacturing process.

  ITEM 3.     LEGAL PROCEEDINGS.

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

  The Company subsequently took a number of steps to correct the alleged deficiencies, obtained extensions for completing the necessary work, and kept the TDLR informed, orally and in writing, of its plans and its progress. In June 1998, the Company sent the TDLR a letter describing the work it had done and proposed to do and explaining why it was not feasible to correct certain of the alleged deficiencies. Although the Company expected that the work it proposed to do would be completed by September 30, 1998, delays in receiving some of the necessary materials prevented the completion of some of the work by that date. In October 1998, after the Company informed the TDLR that some of the alleged deficiencies had been corrected, the TDLR sent the Company a letter listing the remaining alleged deficiencies and informing the Company that its proposal not to correct certain alleged deficiencies would be treated as an enforcement issue after all of the work proposed to be done was completed. By letter dated December 30, 1998, the Company informed the TDLR that it had completed the remaining work that it had previously said it would complete. The Company has received no communications from the TDLR since the date of that letter. As far as the Company is aware, the TDLR has not turned this matter over to its Enforcement Division or made any claims for penalties to date.

  On January 7, 1999 Parnell Pharmaceuticals, Inc., ("Parnell") a California corporation, filed a lawsuit styled Parnell Pharmaceuticals, Inc. v. Carrington Laboratories, Inc. No. C99-0035, in the U.S. District Court, Northern California District, alleging infringement of their federally registered trademark, MouthKote[R], and unfair competition under California law. Parnell sought a permanent injunction banning the Company from selling or marketing products using the name OraKote[TM]. On March 27, 1999, the Company signed a settlement agreement with Parnell agreeing to cease using the name OraKote[TM] after May 1, 1999 in exchange for Parnell's dismissal of the complaint.

  In October 1998, the Company was served with a Summons and Notice by the Chapter 7 Trustee for the estates of FoxMeyer Corporation and certain related companies ("FoxMeyer") regarding an alleged claim of $28,159.69. In July 1998, the Company's counsel advised FoxMeyer that the Company believed that the October 1998 claim had been settled in the July 1998 settlement. As of the date of this report, FoxMeyer has not contradicted the Company's position, nor has it formally confirmed that it will release the October 1998 claim. If FoxMeyer fails to acknowledge that the October 1998 claim was previously settled, or if FoxMeyer asserts that the October 1998 claim was not covered by the July 1998 settlement, the Company intends to vigorously defend the October 1998 claim.

  ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

  The Company did not submit any matter to a vote of security holders during the fourth quarter of the fiscal year covered by this Annual Report.

                                     PART II


  ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
              MATTERS.

  The Common Stock of the Company is traded on the NASDAQ National Market under the symbol "CARN." The following table sets forth the high and low sales prices per share of the Common Stock for each of the periods indicated.


   Fiscal 1997                           High           Low
   -----------                           ----           ---
   First Quarter                        $8 1/8        $5  1/4

   Second Quarter                        8 3/4         4 11/16

   Third Quarter                         6 1/2         4 13/16

   Fourth Quarter                        6 5/16        3  1/2


   Fiscal 1998                           High           Low
   -----------                           ----           ---
   First Quarter                        $5 1/2        $4

   Second Quarter                        6 7/16        4

   Third Quarter                         5 3/8         2 1/2

   Fourth Quarter                        3 5/8         2


  At March 24, 1999, there were 970 holders of record (including brokerage firms) of Common Stock.

  The Company has not paid any cash dividends on the Common Stock and presently intends to retain all earnings for use in its operations. Any decision by the Board of Directors of the Company to pay cash dividends in the future will depend upon, among other factors, the Company's earnings, financial condition and capital requirements.

  ITEM 6.     SELECTED CONSOLIDATED FINANCIAL DATA.

  The selected consolidated financial data below should be read in conjunction with the consolidated financial statements of the Company and notes thereto and "Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations." The selected consolidated financial information for the five years ended December 31, 1998, is derived from the consolidated financial statements of the Company, of which the years 1994 through 1996, and the month of December 1994, have been audited by Arthur Andersen LLP, independent public accountants, and the years 1997 and 1998 have been audited by Ernst & Young LLP,
  independent public  accountants.   The  earnings per share amounts  prior
  to 1997 have been restated as required to comply with Statement of Financial Accounting Standards No. 128, Earnings Per Share. For further discussion of earnings per share and the impact of Statement No. 128, see the notes to the consolidated financial statements beginning on page F-6.

Years Ended November 30, 1994,
Month Ended December 31, 1994 and Years
Ended December 31, 1995, 1996, 1997 and 1998

(Dollars and numbers of shares in  November 30             December 31
                                   ----------- -----------------------------------------
thousands except per share amounts)   1994     1994     1995     1996     1997     1998
----------------------------------------------------------------------------------------
OPERATIONS STATEMENT INFORMATION:

  Net Sales                          $25,430  $1,781  $24,374  $21,286  $23,559  $23,625
  Cost and Expenses:
    Cost of Sales                      6,415     516    7,944   10,327    9,530   10,870
    Selling, general and
      administrative                  11,968     985   12,442   10,771   10,814   10,254
    Research and development           5,334     327    5,370    5,927    3,006    2,589
    Charges related to ACI and
      Aloe & Herbs (1)                    -       -        -        -        -     1,750
    Interest expense (income), net       133      23      115     (304)     (37)    (233)
                                      ------    ----   ------   ------   ------   ------
  Income (loss) before income taxes    1,580     (70)  (1,497)  (5,435)     246   (1,605)
      Provision for income taxes         159      -       131       88       20       10
                                      ------    ----   ------   ------   ------   ------
  Net Income (loss)                  $ 1,421   $ (70) $(1,628) $(5,523) $   226  $(1,615)
                                      ======    ====   ======   ======   ======   ======
  Net Income (loss) per common
    share - basic and diluted (2)     $  .18   $(.01) $  (.22) $  (.74) $   .02    $(.17)
                                      ======    ====   ======   ======   ======   ======

  Weighted average shares used in
    per share computations             7,341   7,344    7,933    8,798    8,953    9,320


BALANCE SHEET INFORMATION:

  Working capital                    $ 4,720 $ 4,472  $ 9,095  $13,910  $ 9,484  $ 9,716
  Total assets                        19,797  18,899   27,934   31,202   25,796  $24,247
  Long-term debt, net of current
    portion                            2,035   1,997       88       -        -        -
  Total shareholders' investment     $12,509 $12,439  $22,399  $27,757  $22,826  $21,363

  (1) During the fourth quarter of 1998 the Company fully reserved its investments in and advances to Aloe Commodities International, Inc., and Aloe and Herbs International, Inc., and subsidiaries in the amount of a $1.75 million charge to operations primarily due to substantial doubt regarding the entities' ability to continue as going concerns. See Note Six to the consolidated financial statements.

  (2)  For  a  description of the calculation of basic and diluted net income
       (loss) per share, see Note Two to the consolidated financial statements.

  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

  Background

  The Company is a research-based biopharmaceutical, medical device, raw materials and nutraceutical company engaged in the development, manufacturing and marketing of naturally-derived complex carbohydrate and other natural product therapeutics for the treatment of major illnesses, the dressing and management of wounds and nutritional supplements. The Company is comprised of two business segments. See Note Fourteen to the consolidated financial statements for financial information about these business segments. The Company sells, using a network of distributors, prescription and nonprescription human and veterinary products through its wound and skin care division and consumer and bulk raw material products through its consumer products subsidiary, Caraloe, Inc. The Company's research and product portfolio are based primarily on complex carbohydrate isolated from the Aloe vera L. plant.

  Liquidity and Capital Resources

  At December 31, 1998 and 1997, the Company held cash and cash equivalents of $3,931,000 and $4,023,000, respectively, a decrease of $92,000. Net cash provided by operating activities in 1998 was $1,065,000, as compared to a cash outflow from operating activities in 1997 of $1,899,000. Significant cash outflows during 1998 included investments in property and equipment of $1,278,000. Customers with significant accounts receivable balances at the end of 1998 include Mannatech, Inc. ($693,000), Aloe Commodities International, Inc. ("ACI") ($681,000), McKesson/General Medical ($340,000); and of these amounts, $748,346 was collected as of March 4, 1999. The ACI balance, which was fully reserved as of December 31, 1998, was converted to a note receivable on February 8, 1999 (see Note Six to the consolidated financial statements for additional discussion of ACI).

  As of December 31, 1998, the Company had no material capital commitments other than its leases and agreements with suppliers. In March 1998, the Company, with four other investors, formed Aloe and Herbs International, Inc., a Panamanian corporation, with the sole intent of acquiring a 5,000-acre tract of land in Costa Rica to be used for the production of Aloe vera leaves to be sold to the Company at competitive, local market rates. This would allow the Company to save approximately 50% on the per-kilogram cost of leaves as compared to the cost of importing leaves from other Central and South American countries. Aloe & Herbs subsequently formed a wholly-owned subsidiary, Rancho Aloe (C.R.), S.A., a Costa Rica corporation, which acquired the land in April 1998. The Company received 1,500,000 shares of Aloe & Herbs common stock, which represents a 19.3% ownership position, in exchange for providing expertise in farming aloe plants and providing a cash advance to Rancho Aloe to be used for the purchase of aloe plants. This cash advance of $187,000 is evidenced by a note receivable payable in installments, with the final payment due in June 2000. The Company also advanced $300,000 to Aloe & Herbs in November 1998 for the acquisition of an irrigation system to improve production on the farm and allow harvesting of leaves year round. This advance was evidenced by a note receivable which is payable in full in May 2000, and the Company was also granted a five-year warrant to purchase 300,000 shares of common stock of Aloe & Herbs. The first shipments of leaves from Rancho Aloe to the Company were made in March 1999. In the fourth quarter of 1998, the Company fully reserved all amounts due from Aloe & Herbs.

  In November 1997, the Company entered into an agreement with Comerica Bank-Texas for a $3,000,000 line of credit, secured by accounts receivable and inventory. This credit facility will be used for operating needs, as required, and is currently being used to secure the letter of credit described below.

  In October 1996, the Company completed a $6,600,000 financing involving the private placement of Series E Convertible Preferred Stock (the "Series E Shares") with the intention of using the proceeds from this sale to fund the Company's clinical research programs. Due to unfavorable results of the first Phase III trial in the Aliminase[TM] project and to market conditions creating potential additional dilution to the outstanding shares of Common Stock, as well as other reasons, the
  Company's Board of Directors concluded that it was in the best interest of the Company and its shareholders that the Company repurchase the Series E Shares, a process it completed in May 1997. Amounts paid to preferred shareholders in excess of par totaled $70,000 more than the embedded deemed dividend recognized in 1996 and thus, in the earnings per share calculation in 1997, reduced net income available to common shareholders.

  In November 1995, the Company signed a licensing agreement with a supplier of calcium alginates and other wound care products. Under the agreement, the Company has exclusive marketing rights for ten years to advanced calcium alginate products for North and South America and in the People's Republic of China. Under the agreement, the Company made an up-front payment to the supplier of $500,000 in November 1995. In July 1997 and October 1997, additional payments of $166,000 and $167,000, respectively, were paid to this supplier upon delivery of the CarraSmart[TM] Hydrocolloid, a new product launched in the third quarter of 1997. These payments resulted in increasing other assets of the Company. As of December 31, 1998, the net book value of this agreement was $619,000. Additional payments totaling $167,000 will be made to the supplier as new products are delivered.

  In February 1995, the Company entered into a supply agreement with its supplier of freeze-dried products. The agreement required that the Company establish a letter of credit equal to 60% of the minimum purchase commitment of $2,500,000, but allowed for the amount of the letter of credit to be reduced by 60% of the purchases made under the agreement. As of December 31, 1998, the letter of credit was $1,250,000. The supplier currently produces the CarraSorb[TM] M Freeze-Dried Gel and The Carrington[R] (Aphthous Ulcer) Patch for the Company. Both of these products represent new technology and are still in the early phase of marketing. The Company had approximately $407,000 of CarraSorb[TM] M and Carrington[R] (Aphthous Ulcer) Patch inventory on hand as of December 31, 1998.

  The supply agreement also requires the Company to make minimum monthly purchases of $30,000. In February 1998, the supply agreement was amended to allow for unmet monthly minimum purchase requirements to be met by prepayments, to be applied to future purchases under the agreement, which allows the Company to keep inventory at levels appropriate for sales demand. Current sales of both items are lower than the minimum purchase requirement, but the Company believes that as licensing, acceptance and demand for the new technology increase, demand will exceed the aggregate minimum purchase requirement. In December 1998, the supplier agreed to add a freeze-dried gel product as a listed product under the agreement and to consider an extension of the term of the agreement. As of March 5, 1999, the Company has purchased products totaling approximately $610,000 from this supplier. The Company is in full compliance with the agreement and, as of March 5, 1999, has the available resources to meet all future minimum purchase requirements.

  The Company believes that its available cash resources and expected cash flows from operations will provide the funds necessary to finance its current operations and the current Phase III clinical trial for Aliminase[TM]. However, the Company does not expect that its current cash resources will be sufficient to finance future major clinical studies and costs of filing new drug applications necessary to develop its products to their full commercial potential. Additional funds, therefore, may have to be raised through equity offerings, borrowings, licensing arrangements or other means, and there is no assurance that the Company will be able to obtain such funds on satisfactory terms when they are needed.

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

  Fiscal 1998 Compared to Fiscal 1997

  Net sales  were  $23,625,000 in  1998, compared with $23,559,000 in 1997.
  Sales of consumer nutritional products by Caraloe, Inc., the Company's consumer products subsidiary, increased 32.0%, from $5,444,000 in 1997 to $7,187,000 in 1998. This increase in Caraloe sales was offset by a decrease in wound care sales of 9.4%. Total sales of the Company's wound and skin care products in 1998 were $16,292,000 as compared to $17,990,000 in 1997.

  Of the 1998 Caraloe sales, $6,424,000 was related to the sale of bulk Manapol[R] Powder. Caraloe currently sells bulk Manapol[R] Powder to Mannatech under a three-year, non-exclusive supply and licensing agreement which expires in August 2000. Sales to Mannatech increased from $3,547,000 in 1997 to $5,508,000 in 1998. In October 1998, Caraloe
  also signed supply and license agreements with One Family, Inc., allowing One Family to purchase Manapol[R] Powder and market it in capsule form. Sales under this agreement will commence in 1999. In December 1998, Caraloe signed supply and license agreements with Eventus International, Inc., allowing Eventus to market a variety of products containing Manapol[R] Powder to promote a natural, healthy lifestyle. Estimated sales during the first three years of these agreements are approximately $4,900,000. Caraloe also continued to develop its contract manufacturing business during 1998. In September 1998, Caraloe began to manufacture products on a contract manufacturing basis for SkinCeuticals, Inc., a direct sales company selling skin care products through licensed professionals. Products to be manufactured include gels and creams utilizing formulas developed by SkinCeuticals. Caraloe also has arrangements to contract manufacture beverage products for Deynique Cosmetics, GmbH.

  The Company's wound and skin care products are marketed domestically to hospitals, nursing homes, home health care agencies and acute care providers. This market has continued to be very competitive and price sensitive as a result of pressures to control health care costs. In addition, the market is heavily influenced by government reimbursement programs. The home health care segment of the market in particular experienced significant turmoil in 1998 as many of the Company's customers either went out of business or postponed buying decisions due to changes in government reimbursement programs. This had a negative impact on the Company's wound care sales to that segment. Nursing homes were also impacted by government regulations in 1998, as government-mandated reimbursement changes due to go into effect in January 1999 were postponed until the year 2000. Many nursing home facilities and the dealers who supply them postponed buying decisions and liquidated inventory in anticipation of the regulations taking effect. In response to the uncertainty in this segment of the market, the Company developed its Smart Outcomes System[TM] program, designed to educate nursing home administrators about the regulatory changes and to promote the Company's products.

  The Company also sells its wound care products to international distributors, primarily in Italy, Australia, Singapore, Mexico and Argentina, with lesser sales to a number of Central and South American countries. Total international sales in 1998 were $1,260,000. Included in this amount were sales of $685,000 of wound care products, which was $546,000 over 1997.

  Sales of the Company's oral technology products, which were launched late in 1997, were $278,000 in 1998. Included in this line are products for the management of oral mucositis/stomatitis and oral lesions and ulcers. Sales of the Company's veterinary products increased from $125,000 in 1997 to $146,000 in 1998. These products were marketed on behalf of the Company in 1998 by Farnam Companies, Inc., a leading marketer of veterinary products.

  Cost of sales increased from $9,530,000 to $10,870,000, or 14.1%. As a percentage of sales, cost of sales increased from 40.5% to 46.0%. The increase in cost of goods sold was largely attributable to product mix, as sales in 1998 of Caraloe products were a greater percentage of total sales than in 1997, 30.4% as compared to 23.1%, and Caraloe products have a higher cost as a percentage of sales than wound care products.

  Selling, general and administrative ("SG&A") expenses decreased to $10,254,000 from $10,814,000, or 5.2%. Selling expenses related to wound care sales in 1998 were trimmed by $753,000 from the 1997 level as the Company reduced expenditures in response to the changing market conditions. Partially offsetting the decrease was an increase in Caraloe selling and marketing expenses of $310,000. This increase primarily represented costs for additional personnel for sales and formulation development in support of Caraloe's raw material and contract manufacturing efforts.

  Research and development ("R&D") expenses decreased to $2,589,000 from $3,006,000, or 13.9%. This decrease was primarily the result of the completion of the Company's preclinical pharmacology studies in early 1998. The Company continued its efforts in basic research during 1998 and discovered a new and unique pectin in the inner gel of Aloe vera
  L. which has potential near-term utility as a product to be used in wound healing. Basic research on this material is ongoing. Included in the total R&D activities during 1998 were various small clinical trials designed to collect data in support of the Company's products, including the reformulation of Aliminase[TM]. The Company will return to the clinic with a Phase III trial of Aliminase[TM] in April 1999.

  Beginning in the second quarter of 1998, the Company began to make strategic investments into Aloe & Herbs and its subsidiary Rancho Aloe, an aloe farm close to the Company's existing farm in Costa Rica. The Company obtained a 19.3% equity interest in the farming venture in return for agreement to provide farming expertise, working capital and Aloe vera plants. The Company expects Aloe & Herbs, upon reaching full production, to have the potential of reducing the Company's cost of aloe leaves, which is a significant component of the Company's cost of sales. Additionally, the Company expects that when the farm reaches full production it will provide a supply of leaves to meet the Company's growing demand in the raw materials product lines and expected future demand if the Company receives FDA approval of Aliminase[TM]. Further, the Company believes this supply will reduce the Company's dependence upon leaves from other countries where consistency and quality of supplies are uncertain.

  During the second and fourth quarters of 1998 the Company invested a total of approximately $.5 million in Aloe & Herbs, generally in the form of notes receivable. Aloe & Herbs has had difficulty acquiring the additional financing required to complete its business plans and, based upon the review of the financial statements of Aloe & Herbs, the Company believes there is substantial doubt regarding Aloe & Herbs' ability to remain a going concern without obtaining additional financing. Aloe & Herbs has substantial capital requirements during 1999 and 2000 for debt payments, ongoing investments in aloe plants and other general start-up costs. The Company has not committed to provide the amount of additional capital Aloe & Herbs requires. Consequently, the Company has fully reserved the $.5 million invested in Aloe & Herbs due to the risk and uncertainty of Aloe & Herb's ability to repay the amounts due the Company. The Company continues to believe that strategies to reduce the overall cost of leaves while increasing the supply and quality of leaves for raw materials production are essential.

  The Company had reserved approximately $.1 million at December 31, 1997 to cover potential exposures on the approximately $1.1 million of investments in and notes and accounts receivable from ACI. The Company continued to monitor its relationship with ACI and gradually increased the reserve over the first three quarters of 1998 by approximately $.1 million. In the fourth quarter of 1998 the Company obtained the 1997 audited financial statements and the October 1998 year-to-date unaudited financial statements of ACI, which indicated a substantial doubt regarding ACI's ability to continue as a going concern. In addition, ACI had been unsuccessful in raising capital needed for its operations. Consequently, the Company increased the reserves against its investment, and notes and accounts receivable balances related to ACI by approximately $1.2 million to fully reserve all such amounts related to ACI.

  Net interest income of $233,000 was realized in 1998, versus $37,000 in 1997, with the variance primarily due to the costs associated with the repurchase of the Series E Preferred Stock in 1997.

  Provision for income taxes was $10,000 in 1998 as compared to $20,000 in 1997. A tax benefit was not recognized in 1998 due to the Company recording an offsetting deferred tax asset valuation allowance. The Company had provided a valuation allowance against all deferred tax asset balances at December 31, 1998 and 1997 due to uncertainty regarding realization of the asset.

  The Company's net loss for 1998 was $1,615,000, versus net income of $226,000 for 1997. This change was primarily the result of charges related to ACI and Aloe & Herbs in the amount of $1,750,000. Net loss per share was $.17 in 1998, compared to net income per share of $.02 in 1997. Net income per share in 1998, excluding the charges related to ACI and Aloe & Herbs, was $.01.

  Fiscal 1997 Compared to Fiscal 1996

  Net sales  were $23,559,000  in  1997, compared with $21,286,000 in 1996.
  This increase of $2,273,000, or 10.7%, resulted from an increase of $1,750,000, or 47.4%, in sales of Caraloe, Inc., the Company's consumer products subsidiary, and an increase of $688,000, or 4.0%, in sales of the Company's wound and skin care products. Total sales of the Company's wound and skin care products in 1997 were $17,990,000, as compared to $17,302,000 in 1996. New products introduced in 1997 accounted for $682,000 in wound and skin care sales during 1997. Caraloe sales to Mannatech increased from $3,273,000 to $3,547,000. Of the 1997 Caraloe sales, $4,102,000 was related to the sale of bulk Manapol[R] Powder. Sales of the Company's veterinary products decreased from $283,000 to $125,000, primarily due to the Company's inability to supply Acemannan Immunostimulant during part of the year.

  Cost of sales decreased from $10,327,000 to $9,530,000, or 7.7%. As a percentage of sales, cost of sales decreased from 42.2%, after adjusting for period cost write-offs (discussed below), to 40.5%. The decrease in cost of goods sold was largely attributable to volume-related manufacturing efficiencies realized in Costa Rica due to the increased Caraloe Manapol[R] Powder sales. The benefits of these manufacturing efficiencies were partially offset by the lower profit margins earned on Manapol[R] Powder as compared to wound care products. Cost of goods sold in 1996 included $1,396,000 of additional expenses which consisted of a $630,000 inventory valuation decrease on June 30, 1996, as described below, and period costs of $766,000. The period costs were related to the annual shutdown of the facility in Costa Rica for routine maintenance and inventory reduction programs.

  As a result of the implementation of programs to reduce operating and production costs, several changes were implemented at the Company's Costa Rica production facility in early 1996. This facility produces all of the Company's freeze-dried Aloe vera raw materials. Among these changes were a restructuring of the work force as well as improvements in efficiencies in the manufacturing process. The implementation of these changes significantly reduced the cost of Costa Rica production in the second quarter of 1996. As a result of these reductions in cost, the actual cost of production under FIFO as of June 30, 1996 was approximately 18% lower than the Company's standard cost, which was equal to the FIFO cost of production at December 31, 1995 and March 31, 1996. The Company determined that the standard cost should be reset to the then-current actual cost of production. This reduction in standard FIFO cost decreased inventory valuation by $630,000. This amount represented the change in the accumulated value of all items in inventory as of June 30, 1996 that were produced in Costa Rica as well as those finished goods that contain component items produced in Costa Rica. This decrease in inventory value was expensed in 1996 as a period cost and was included in cost of sales.

  S G & A expenses increased to  $10,814,000  from  $10,771,000,  or  0.4%.
  Partially offsetting the increase was approximately $242,000 in one-time charges incurred in 1996 which were not incurred in 1997. These one-time charges included approximately $150,000 in additional costs related to the launch of three new product types and a one-time write-off of approximately $92,000 of bank and legal charges related to the early retirement of all bank debt in 1996. Also contributing to the modest size of the increase in SG&A expenses were the ongoing benefits received from cost reduction programs put in place in 1996 and the restructuring of the sales force, also put in place in 1996, which were continued in 1997.

  R&D expenses decreased to $3,006,000 from $5,927,000, or 49.3%. This decrease was primarily the result of discontinuing the Phase III clinical program for the testing of Aliminase[TM] oral capsules in October 1996, due to unfavorable results. The Company has since reformulated Aliminase[TM] into a reconstitutable powder and will return to the clinic with a Phase III in April 1999. Approximately $317,000 of expenses for the 1996 clinical program was incurred in 1997.

  Net interest income of $37,000 was realized in 1997, versus $304,000 in 1996, due to having less excess cash to invest resulting from repurchase of the remainder of the Series E Preferred Stock in May 1997.

  Provision for income taxes was $20,000 in 1997 as compared to $80,000 in 1996. The tax provision on 1997 was less than the statutory rate due to the Company's ability to utilize tax loss carryforwards. The Company had provided a valuation allowance against all deferred tax asset balances at December 31, 1998 and 1997 due to uncertainty regarding realization of the offset.

  Net income for 1997 was $226,000, versus a net loss of $5,523,000 for 1996. This change is a result of increased volume in Caraloe, Inc.
  sales, increased production volumes in Costa Rica resulting in the realization of manufacturing efficiencies and the full absorption of production, and decreased R&D expenditures related to the termination of the Phase III Aliminase[TM] study. Net income per share was $.02 in 1997, compared to a loss per share of $.74 in 1996.

  Year 2000 Issues

  Like many other organizations, the Company faces the prospect of what will happen to computers and other microprocessor-controlled equipment using two digit data fields when they encounter dates beyond 1999, as they may recognize the "00" of the Year 2000 as the year 1900. This phenomenon, known as the Year 2000 or Y2K issue, may impact the Company in some manner, although the extent of any impact cannot be fully determined at this time. The Company has undertaken considerable efforts to assess its situation in areas that are determinable at this time.

  With respect to information technology systems, the Company has historically followed a policy of purchasing or licensing commercially available computer software packages for use in operating its business. These packages are typically maintained by their developers, and newer releases of the packages are periodically made available to the users of the packages for purchase or license or as part of annual maintenance programs. The Company typically installs these packages with little or no custom modification to the programs contained therein. Accordingly, the
  Company expects to incur little, if any, cost for custom-developed software. The Company's primary business application software used in its Costa Rica facility was found during 1998 not to be ready for the Year 2000, and the Company subsequently acquired a newer release of the software package which is Y2K-ready. This upgrade will be installed during the first or second quarter of 1999. The cost incurred to date to replace or upgrade software packages are approximately $30,000.

  With respect to non-information technology systems, the Company has initiated efforts to assess its exposure due to the Y2K impact on the portions of its production and laboratory equipment which are microprocessor-controlled. The Company has determined that there are no significant pieces of equipment in its U.S. facilities that are not Year 2000-ready. The identified non-conforming equipment will be upgraded or replaced at an estimated cost of $20,000, and the target date for completing this task is the second quarter of 1999. A Y2K review of the manufacturing and laboratory equipment in the Company's Costa Rica facility should be completed early in the second quarter of 1999. Remedial action required, if any, would be targeted for completion by the end of the second quarter of 1999.

  With respect to third parties, the Company has undertaken to assess the potential impact to its operations of its vendors and customers not being prepared for the Year 2000 impact on their systems. The Company surveyed all of its vendors from whom the Company made purchases totaling $5,000 or more in a recent 12-month period. To date, the Company has received responses from approximately 83% of the vendors surveyed, and the majority of vendors responding indicated that they were addressing the issue but were not yet fully ready. The Company made specific oral inquiries of local U.S. utility companies (electric, gas, water and telephone), each of which indicated it has made significant strides toward readiness but is not yet fully ready. Because of the material effect that the failure of any one of these utilities, particularly the electric company, to provide service to the Company as a result of Year 2000 unreadiness could have on the Company, and because of the uncertain responses that these utility companies have provided, the Company cannot provide assurance that its operations will not be materially affected by the Year 2000 issue, nor can it quantify the impact that a failure of one of these utilities to provide service would cause. The Company has met with representatives of the Costa Rica utility company providing service to its facility in Costa Rica, who indicated that the utility's operational equipment, much of which is older analog equipment, has not been tested, but is backed up by redundant manual/mechanical systems. Newer digital equipment is being certified as Y2K compliant as installed. The Company also met with officials of the National Bank of Costa Rica, who presented a detailed plan for Y2K compliance and testing. The bank officials indicated that approximately 80-90% of their systems have been tested and found compliant.

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

  The Company will also be sending a similar survey to its significant customers early in the second quarter of 1999 in order to assess their Y2K readiness. The disruption in a customer's business due to this issue could also have a negative impact on the Company's sales and profitability, although the impact to the Company cannot be determined at this time.

  The costs of the Company's Y2K remediation programs are being funded with cash flows from operations and are not expected to exceed $100,000, excluding inventory buildup. Some of these costs relate solely to the upgrade of existing functionality. In total, these costs are not expected to be substantially different from the normal recurring costs of systems and equipment upgrades and therefore are not expected to have a material adverse effect on the Company's overall results of operations or cash flows.

  Forward Looking Statements

  All statements other than statements of historical fact contained in this report, including but not limited to statements in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" (and similar statements contained in the Notes to Consolidated Financial Statements) concerning the Company's financial position, liquidity, capital resources and results of operations, its prospects for the future and other matters, are forward-looking statements. Forward-looking statements in this report generally include or are accompanied by words such as "anticipate", "believe", "estimate", "expect", "intend" or words of similar import. Such forward-looking statements include, but are not limited to, statements regarding the Company's plan or ability to achieve growth in demand for or sales of products, to reduce expenses and manufacturing costs and increase gross margin on existing sales, to initiate, continue or complete clinical and other research programs, to obtain financing when it is needed, to fund its operations from revenue and other available cash resources, to enter into licensing agreements, to develop and market new products and increase sales of existing products, to obtain government approval to market new products, to sell all of the freeze-dried, calcium alginate and certain other wound care products that it is required to purchase under its existing agreements with the suppliers of those products, to purchase sufficient supplies of Aloe vera leaves at reasonable prices, and to properly assess its situation with respect to Y2K issues and avoid any material adverse effects of the Y2K problem, as well as various other matters.

  Although the Company believes that the expectations reflected in its forward-looking statements are reasonable, no assurance can be given that such expectations will prove correct. Factors that could cause the Company's results to differ materially from the results discussed in such forward-looking statements include but are not limited to the possibilities that the Company may be unable to obtain the funds needed to carry out large scale clinical trials and other research and development projects, that the results of the Company's clinical trials may not be sufficiently positive to warrant continued development and marketing of the products tested, that new products may not receive required approvals by the appropriate government agencies or may not meet with adequate customer acceptance, that the Company may not be able to obtain financing when needed, that the Company may not be able to obtain appropriate licensing agreements for products that it wishes to market or products that it needs assistance in developing, that the Company's efforts to improve its sales and reduce its costs may not be sufficient to enable it to fund its operating costs from revenues and available cash resources, that one or more of the customers that the Company expects to purchase significant quantities of products from the Company or Caraloe may fail to do so, that competitive pressures may require the Company to lower the prices of or increase the discounts on its products, that the Company's sales of products it is contractually obligated to purchase from suppliers may not be sufficient to enable and justify its fulfillment of those contractual purchase obligations, that other parties who owe the Company substantial amounts of money may be unable to pay what they owe the Company, that the Company may suffer adverse effects from Y2K problems affecting the Company or its vendors (including utility companies) or customers, and that the Company may be unable to produce or obtain, or may have to pay excessive prices for, the raw materials or products it needs.

  All forward-looking statements in this report are expressly qualified in their entirety by the cautionary statements in the two immediately preceding paragraphs.

  ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

  Foreign Currency

  The Company's manufacturing operation in Costa Rica accounted for 57% of cost of sales for the year ended December 31, 1998. As a result, the Company's financial results could be significantly affected by factors such as changes in foreign currency exchange rates or weak economic conditions in Costa Rica. When the U.S. Dollar strengthens against the Costa Rican Col n, the cost of sales decreases. During the year ended 1998, the exchange rate from U.S. Dollars to Costa Rican Colon increased by 10% to 269 at December 31, 1998. The effect of a 10% strengthening in the value of the U.S. Dollar relative to the Costa Rican Colones would result in a increase in gross profit of $208,000. The Company's sensitivity analysis of the effects of changes in foreign currency rates does not factor in a potential change in sales levels or local currency prices.

  Sales of products to foreign markets comprised 5% of sales for 1998. These sales are generally denominated in U.S. Dollars. The Company does not believe that changes in foreign currency exchange rates or weak economic conditions in foreign markets in which the Company distributes its product would have a significant effect on operating results. If sales to foreign markets increase in future periods, the effects could become significant.

  For quantitative and qualitative disclosures about market risk related to the supply of Aloe vera leaves, see "Business".

  ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

  The response to Item 8 is submitted as a separate section of this Form 10- K. See Item 14.

  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

  Effective March 19, 1997, the Company appointed the accounting firm of Ernst & Young LLP as the Company's independent public accountants for fiscal 1997 to replace Arthur Andersen LLP, which resigned on that same date. The Company's Board of Directors approved the selection of Ernst & Young LLP as independent public accountants upon the recommendation of the Board's independent Audit Committee comprised of outside directors.

  During 1996 and the period from January 1, 1997 through March 18, 1997, there were no disagreements with Arthur Andersen LLP on any matter of accounting principle or practice, financial statement disclosure or auditing scope or procedures or any reportable events. Arthur Andersen LLP's report on the financial statements for the year 1996 contained no adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles.

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

                                     PART III

  ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

  The information required by Item 10 of Form 10-K is hereby incorporated by reference from the information appearing under the captions "Election of Directors," "Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive Proxy Statement relating to its 1999 annual meeting of shareholders, which will be filed pursuant to Regulation 14A within 120 days after the Company's fiscal year ended December 31, 1998.

  ITEM 11.  EXECUTIVE COMPENSATION.

  The information required by Item 11 of Form 10-K is hereby incorporated by reference from the information appearing under the caption "Executive Compensation" in the Company's definitive Proxy Statement relating to its 1999 annual meeting of shareholders, which will be filed pursuant to Regulation 14A within 120 days after the Company's fiscal year ended December 31, 1998.


  ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

  The information required by Item 12 of Form 10-K is hereby incorporated by reference from the information appearing under the captions "Security Ownership of Management" and "Principal Shareholders" in the Company's definitive Proxy Statement relating to its 1999 annual meeting of shareholders, which will be filed pursuant to Regulation 14A within 120 days after the Company's fiscal year ended December 31, 1998.


  ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

  The information required by Item 13 of Form 10-K is hereby incorporated by reference from the information appearing under the caption "Certain Transactions" in the Company's definitive Proxy Statement relating to its 1999 annual meeting of shareholders, which will be filed pursuant to Regulation 14A within 120 days after the Company's fiscal year ended December 31, 1998.

                                       PART IV

  ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
              FORM 8-K.

 (a) (1)      Financial Statements.

              Reference is made to the index on page F-1 for a list of all financial statements filed as a part of this Annual Report.

     (2)      Financial Statement Schedules.

              Reference is made to the index on page F-1 for a list of all financial statement schedules filed as a part of this Annual Report.

     (3)      Exhibits.

              Reference is made to the Index to Exhibits on pages E-1 through E-12 for a list of all exhibits filed as a part of this Annual Report.

 (b)          Reports on Form 8-K.

              The Company filed no reports on Form 8-K during the last quarter of its fiscal year ended December 31, 1998.

                             CARRINGTON LABORATORIES, INC.
                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES


  Consolidated Financial Statements of the Company:
         Consolidated Balance Sheets --
               December 31, 1997 and 1998                             F  - 2

         Consolidated Statements of Operations -- years ended
               December 31, 1996, 1997 and 1998                       F  - 3

         Consolidated Statements of Shareholders' Investment --
               years ended December 31, 1996, 1997 and 1998           F  - 4

         Consolidated Statements of Cash Flows -- years ended
               December 31, 1996, 1997 and 1998                       F  - 5

         Notes to Consolidated Financial Statements                   F  - 6

         Financial Statement Schedule
               Valuation and Qualifying Accounts                      F - 19

         Report of Ernst & Young LLP, Independent Public Accountants  F - 20

         Report of Arthur Andersen LLP, Independent Public            F - 21
         Accountants


  Consolidated Balance Sheets
  (Dollar amounts in thousands, except share amounts)


                                                       December 31, December 31,
                                                          1997        1998
                                                         --------    -------
   ASSETS:
   Current Assets:
        Cash and cash equivalents                        $  4,023   $  3,931
        Accounts receivable, net of allowance for
           doubtful accounts of $478 and $922, 1997
           and 1998, respectively                           3,090      2,961
        Inventories                                         5,003      4,969
        Prepaid expenses                                      328        739
                                                         --------   --------
   Total current assets                                    12,444     12,600

   Property, plant and equipment, net                      10,815     11,050
   Other assets                                             2,537        597
                                                         --------   --------
   Total assets                                          $ 25,796   $ 24,247
                                                         ========   ========


   LIABILITIES AND SHAREHOLDERS' INVESTMENT
   Current Liabilities:
        Accounts payable                                 $  1,143   $  1,369
        Accrued liabilities                                 1,827      1,515
                                                         --------   --------
   Total current liabilities                                2,970      2,884

   Commitments and contingencies

   SHAREHOLDERS  INVESTMENT:
        Common stock, $.01 par value, 30,000,000 shares
           authorized, 9,306,462 and 9,350,064 shares
           issued and outstanding at December 31, 1997
           and 1998, respectively                              93         94
        Capital in excess of par value                     51,585     51,736
        Deficit                                           (28,852)   (30,467)
                                                         --------   --------
   Total shareholders' investment                          22,826     21,363
                                                         --------   --------
   Total liabilities and shareholders' investment        $ 25,796   $ 24,247
                                                         ========   ========

  The accompanying notes are an integral part of these balance sheets.

  Consolidated Statements of Operations
  (Amounts in thousands, except per share amounts)



                                                    Years Ended December 31,
                                              ------------------------------------
                                                 1996          1997         1998
                                               -------       -------      --------
   Net Sales                                  $ 21,286      $ 23,559     $  23,625
   Cost and expenses:
     Cost of sales                              10,327         9,530        10,870
     Selling, general and administrative        10,771        10,814        10,254
     Research and development                    5,927         3,006         2,589
     Charges related to ACI and
      Aloe & Herbs                                   -             -         1,750
     Interest expense                               88             6             3
     Interest income                              (392)          (43)         (236)
                                               -------       -------      --------
   Income (loss) before income taxes            (5,435)          246        (1,605)
   Provision for income taxes                       88            20            10
                                               -------       -------      --------
   Net Income (loss)                            (5,523)          226        (1,615)
   Dividends and income attributed to
     preferred shareholders                     (1,023)          (70)            -
                                               -------       -------      --------
   Net income (loss) available to common
     shareholders                             $ (6,546)     $    156     $  (1,615)
                                               =======       =======      ========
   Net income (loss) available to common
     shareholders per share - basic and
     diluted                                  $   (.74)     $    .02     $    (.17)
                                               =======       =======      ========

  The accompanying notes are an integral part of these statements.

      Consolidated Statements of Shareholders' Investment
      For the Years Ended December 31, 1996, 1997 and 1998
      (Dollar amounts and share amounts in thousands)
                                                                    Capital in             Total
                                     Preferred           Common     Excess of           Shareholders'
                                       Stock             Stock      Par Value   Deficit  Investment
                                   --------------    -------------  ---------   -------  ----------
                                   Shares  Amount    Shares Amount
                                   ------  -----     ------ ------
      Balance,
        January 1, 1996              12   $1,167     8,379    $84    $44,666   $(23,518)   $22,399
      Issuance of common stock
        upon exercise of stock
        options, warrants and
        employee stock purchase
        plan                         -        -        316      3     4,604          -       4,607
      Dividends on preferred
        stock (Series C)             -        35        -      -         -          (37)       (2)
      Conversion of preferred to
        common stock (Series C)     (12)  (1,202)      175      2     1,200          -         -
      Sales of convertible
        preferred stock (Series E),
        $100 Par, net of issuance
        costs of $324                 1       66        -      -      6,210          -      6,276
      Net loss and comprehensive
        loss                         -        -         -      -         -       (5,523)   (5,523)
      --------------------------------------------------------------------------------------------
      Balance,
        December 31, 1996             1       66     8,870     89    56,680     (29,078)   27,757
      Issuance of common stock for
        employee stock purchase
        plan                         -        -         21     -        153          -        153
      Sale of common stock net of
        issuance costs of $21        -        -        415      4     2,471          -      2,475
      Repurchase of convertible
        preferred stock (Series E),
        $100 Par                     (1)     (66)       -      -     (7,719)         -     (7,785)
      Net income and comprehensive
        income                       -        -         -      -         -          226       226
      --------------------------------------------------------------------------------------------
      Balance,
        December 31, 1997            -        -      9,306     93    51,585     (28,852)   22,826
      Issuance of common stock for
        employee stock purchase
        plan                         -        -         44      1       151          -        152
      Net loss and comprehensive
        loss                         -        -         -      -         -       (1,615)   (1,615)
      --------------------------------------------------------------------------------------------
      Balance,
        December 31, 1998            -    $   -      9,350    $94   $51,736    $(30,467)   $21,363
                                  ======   ======   ======   ====    ======     =======     ======

      The accompanying notes are an integral part of these statements.


  Consolidated Statements of Cash Flow
  (Dollar amounts in thousands)
                                                       Years Ended December 31,
                                                   -------------------------------
                                                    1996        1997         1998
                                                   ------      ------       ------
  Cash flows from (used in) operating activities:
     Net income (loss)                            $(5,523)    $   226      $(1,615)
     Adjustments to reconcile income (loss)
        to net cash provided (used) by
          operating activities:
        Depreciation and amortization               1,273       1,196        1,043
        Charge related to ACI investments               -           -          600
        Provision for inventory obsolescence          545         523           53
     Changes in assets and liabilities:
        Accounts receivable, net                      315      (1,545)         129
        Inventories                                 1,067      (1,903)         (19)
        Prepaid expenses                              490          40         (411)
        Other assets                               (1,534)       (360)       1,340
        Accounts payable and accrued liabilities      949         (76)         (55)
                                                   ------      ------       ------
     Net cash provided (used) by
       operating activities                        (2,418)     (1,899)       1,065
  Cash flows from investing activities:
     Purchases of property, plant and equipment      (242)       (295)      (1,278)
                                                   ------      ------       ------
        Net cash used by investing activities        (242)       (295)      (1,278)
  Cash flows from financing activities:
     Issuances of common stock                      4,607       2,628          152
     Issuance (retirement) of preferred stock       6,276      (7,785)          -
     Payments of short and long-term debt          (2,999)        -             -
     Principal payments of capital lease
        obligations                                   (40)        (32)         (31)
                                                   ------      ------       ------
        Net cash provided (used) by financing
          activities                                7,844      (5,189)         121
                                                   ------      ------       ------
  Net increase (decrease) in cash and cash
     equivalents                                    5,184      (7,383)         (92)
  Cash and cash equivalents at beginning of year    6,222      11,406        4,023
                                                   ------      ------       ------
  Cash and cash equivalents at end of year        $11,406     $ 4,023      $ 3,931
  Supplemental Disclosure of Cash Flow             ======      ======       ======
     Information
     Cash paid during the year for interest       $    87     $    10      $     3
     Cash paid during the year for income taxes        13         -             44
  Supplemental Disclosure of Non-Cash
     Financing Activities:
     Equipment acquired through capital leases         39         -             -


  The accompanying notes are an integral part of these statements.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


  NOTE ONE. BUSINESS

  Carrington Laboratories, Inc. (the "Company") is a research-based biopharmaceutical medical device, raw materials and nutraceutical company engaged in the development, manufacturing and marketing of naturally-derived complex carbohydrates and other natural product therapeutics for the treatment of major illnesses, the dressing and management of wounds, and nutritional supplements.

  The Company's Wound and skin care division offers a comprehensive line of human wound management products to hospitals, nursing homes, alternative care facilities and the home health care market and also offers vaccines and wound, and skin care products to the veterinary market. Sales are primarily in the United States through a network of distributors.

  Caraloe, Inc., a subsidiary, markets or licenses consumer products and bulk raw material products. Principal sales of Caraloe, Inc., are bulk raw material products which are sold to United States manufacturers who include the high quality extracts from aloe in their finished products.

  The Company's products are produced at its plants in Irving, Texas and in Costa Rica. A portion of the Aloe vera leaves used for manufacturing the Company's products are grown on a Company-owned farm in Costa Rica. The remaining leaves are purchased from independent producers in Costa Rica, Mexico, Venezuela and Central America.

  NOTE TWO. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  PRINCIPLES  OF  CONSOLIDATION       The consolidated financial statements
  include the accounts of Carrington Laboratories, Inc., and its subsidiaries, all of which are wholly owned. All intercompany accounts and transactions have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform with 1998 presentation.

  CASH EQUIVALENTS The Company's policy is that all highly liquid investments purchased with a maturity of three months or less at date of acquisition are considered to be cost equivalents unless otherwise restricted.

  INVENTORY Inventories are recorded at lower of first-in, first-out cost or market.

  DEPRECIATION  AND  AMORTIZATION       Land  improvements,  buildings  and
  improvements, furniture and fixtures and machinery and equipment are depreciated on the straight-line method over their estimated useful lives. Leasehold improvements and equipment under capital leases are amortized over the terms of the respective leases.

  LONG-LIVED ASSETS         The Company regularly reviews long-lived assets
  for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be recoverable. Recoverability is based on whether the carrying amount of the asset exceeds the current and anticipated undiscounted cash flows related to the asset.

  TRANSLATION OF FOREIGN CURRENCIES The functional currency for international operations (primarily Costa Rica) is the U.S. Dollar. Accordingly, such foreign entities translate monetary assets and liabilities at year-end exchange rates, while non-monetary items are translated at historical rates. Revenue and expense accounts are translated at the average rates in effect during the year, except for depreciation and cost of sales, which are translated at historical rates. Translation adjustments and transaction gains or losses are recognized in the consolidated statement of operations in the year of occurrence.

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

  ADVERTISING         Advertising  expense  is charged to operations in the
  year in which such costs are incurred. Advertising expense has not been significant for 1996, 1997, or 1998.

  STOCK-BASED COMPENSATION The Company has elected to follow APB Opinion No. 25, "Accounting for Stock Issued to Employees", in the primary financial statements and to provide supplementary disclosures required by FASB Statement No. 123, "Accounting for Stock-Based Compensation" (see Note Nine).

  NET INCOME (LOSS) PER SHARE Basic net income (loss) per share is based on the weighted average number of shares of common stock outstanding during the year and excludes any dilutive effects of options, warrants and convertible securities. Diluted net income (loss) per share includes the effects of options, warrants and convertible securities unless the effect is antidilutive.

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

  OPERATING SEGMENTS  In  June  1997,  the  Financial  Accounting Standards
  Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("Statement 131"), which is effective for years beginning after December 15, 1997. Statement 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The Company adopted the new requirements retroactively in 1998. The adoption of the new requirements did not impact the operating results of the Company.

  NOTE THREE.    INVENTORIES

  The following summarizes the components of inventory at December 31, 1997 and 1998, in thousands:

                                                    1997      1998
  -------------------------------------------------------------------------
  Raw materials and supplies                      $1,438    $1,135
  Work-in-process                                  1,296     1,182
  Finished goods                                   2,269     2,652
  -------------------------------------------------------------------------
  Total                                           $5,003    $4,969
  -------------------------------------------------------------------------

  The inventory balances are net of $516,000 and $525,000 of reserves for obsolete and slow moving inventory at December 31,1997 and 1998, respectively.

  NOTE FOUR.     PROPERTY, PLANT AND EQUIPMENT

  Property, plant and equipment consists of the following at December 31, 1997 and 1998, in thousands:

                                                      Estimated
                                  1997       1998    Useful Lives
  -------------------------------------------------------------------------
  Land and improvements        $ 1,389    $ 1,389

  Buildings and improvements     8,086      8,862    7 to 25 years
  Furniture and fixtures           892        930    4 to 8 years
  Machinery and equipment        7,836      8,165    3 to 10 years
  Leasehold improvements           793        928    1 to 3 years
  Equipment under capital
   leases                          150        150    4 years
                                ------     ------
  Total                         19,146     20,424
  -------------------------------------------------------------------------
  Less accumulated
   depreciation and
   amortization                  8,331      9,374
  -------------------------------------------------------------------------
  Property, plant and
   equipment, net              $10,815   $ 11,050
                                ======    =======

  The Company's net investment in property, plant and equipment and other assets in Costa Rica at December 31, 1997 and 1998 was $3,738,000 and $4,310,000, respectively.

  NOTE FIVE.     ACCRUED LIABILITIES

  The following summarizes significant components of accrued liabilities at December 31, 1997 and 1998, in thousands:

                                         1997         1998
  -------------------------------------------------------------------------
  Accrued payroll                      $  232       $  213
  Accrued sales commissions               238          185
  Accrued taxes                           633          377
  Other                                   724          740
  -------------------------------------------------------------------------
  Total                                $1,827       $1,515
  -------------------------------------------------------------------------

  NOTE SIX. CHARGES RELATED TO ACI AND ALOE & HERB

  The  Company  invested  $200,000  in Aloe Commodities International, Inc.
  ("ACI"), in exchange for 200,000 shares of ACI common stock in October 1996 and invested an additional $400,000 in exchange for 400,000 shares of ACI common stock in December 1997. These investments were made in anticipation of a possible acquisition of ACI which never materialized. In addition, the Company also sells liquid aloe gel and Manapol[R] Powder to ACI through its Caraloe subsidiary. Sales to ACI in 1997 and 1998 were $929,000 and $561,000, respectively. Separately, during 1998, the Company loaned ACI $200,000 as part of the funding for the Aloe and Herbs International, Inc. venture (described below). The loan was evidenced by an unsecured note receivable with an initial maturity date in August 1998. The maturity date on the note was extended to February 1999, at which time it was replaced by a note with a maturity date of February 4, 2000. At December 31, 1998, ACI also owed the Company $681,000 on open account. On February 4, 1999, the Company converted the entire open account balance into a separate note receivable with a maturity date of February 4, 2000.

  The Company had reserved approximately $.1 million at December 31, 1997 to cover potential exposures on the approximately $1.1 million of investments in and notes and accounts receivable from ACI. The Company continued to monitor its relationship with ACI and gradually increased the reserve over the first three quarters of 1998 by approximately $.1 million. In the fourth quarter of 1998 the Company obtained the 1997 audited financial statements and the October 1998 year-to-date unaudited financial statements of ACI, which indicated a substantial doubt regarding ACI's ability to continue as a going concern. In addition, ACI had been unsuccessful in raising capital needed for its operations. Consequently, the Company increased the reserves against its investment and notes and accounts receivable balances related to ACI by approximately $1.2 million in the fourth quarter to fully reserve all such amounts related to ACI.

  Beginning in the second quarter of 1998, the Company began to make strategic investments into Aloe & Herbs and its subsidiary Rancho Aloe (collectively "Aloe & Herbs"), an aloe farm close to the Company's existing farm in Costa Rica. The Company obtained a 19.3% equity interest in Aloe & Herbs in return for agreement to provide farming expertise, working capital and Aloe vera plants. The Company expects Aloe & Herbs, upon reaching full production, to have the potential of reducing the Company's cost of aloe leaves which is a significant component of the Company's cost of sales. Additionally, the Company expects that when the farm reaches full production it will provide a supply of leaves to meet the Company's growing demand in the raw materials product lines and expected future demand if the Company receives the FDA approval of the Company's ulcerative colitis complex carbohydrate-based drug. Further, the Company believes this supply will reduce the Company's dependence upon leaves from other countries where consistency and quality of supplies are uncertain.

  During the second and fourth quarters of 1998 the Company invested a total of approximately $.5 million in Aloe & Herbs, generally in the form of notes receivable. Aloe & Herbs has had difficulty acquiring the additional financing required to complete its business plans and based upon the review of the financial statements of Aloe & Herbs, the Company believes there is substantial doubt regarding Aloe & Herbs' ability to remain a going concern without obtaining additional financing. Aloe & Herbs has substantial capital requirements during 1999 and 2000 for debt payments, ongoing investments in aloe plants and other general start-up costs. The Company has not committed to provide the amount of additional capital Aloe & Herbs requires. Consequently, the Company has fully reserved the $.5 million invested in Aloe & Herbs due to the risk and uncertainty of Aloe & Herbs' ability to repay the amounts due the Company. The Company continues to believe that strategies to reduce the overall cost of leaves while increasing the supply and quality of leaves for raw materials production are essential.

  NOTE SEVEN.    LINE OF CREDIT

  In November 1997, the Company entered into an agreement with a bank for a $3,000,000 line of credit, collateralized by accounts receivable and inventory. This credit facility is available for operating needs and was used to issue a letter of credit to replace a certificate of deposit of $1,250,000 at December 31, 1997 (included in other assets) collateralizing a supply agreement with the Company's supplier of freeze-dried products (see Note Ten). The interest rate on this credit facility is equal to the bank's prime rate. As of December 31, 1998 there was no balance outstanding on the credit line.

  NOTE EIGHT.    PREFERRED STOCK

  SERIES C SHARES The Series C Shares were convertible into common stock of the Company at a price of $7.58 per share; were callable by the Company after January 14, 1996; and provided for dividend payments to be made only through the issuance of additional Series C Shares. Dividends of $140,000 and $37,000 were recorded in 1995 and 1996 on the Series C Shares. In January 1996, all of the outstanding Series C shares were converted to 174,935 shares of the Company's common stock, and related warrants to purchase 55,000 shares of common stock at $15 per share were exercised.

  SERIES E SHARES     In  October  1996,  the  Company  sold  660 shares of
  Series E Convertible Preferred Stock (the "Series E Shares") for $6,600,000 before offering fees and costs of $324,000. The Series E Shares were convertible into shares of the Company's common stock beginning on December 20, 1996, and prior to October 21, 1999 at a conversion price per share equal to the lower of $25.20 (120% of the market price per share of the Company's common stock) or 87% of the market price immediately preceding the conversion date. Each Series E Share was convertible into the number of whole shares of common stock determined by dividing $10,000 by the conversion price. Because the preferred stock was convertible into common stock at a conversion rate that was the lower of a rate fixed at issuance or a fixed discount from the common stock market price at the time of conversion, the discounted amount was considered to be an assured incremental yield to the preferred shareholders which had to be recognized as a deemed preferred dividend over the period from issuance to the date when the preferred stock first became convertible. Accordingly, a deemed dividend of $986,000, or $0.11 per share, was recognized in the net income (loss) per share calculation for 1996 as a reduction in earnings available to common shareholders.

  On October 31, 1996, the Company announced the unfavorable results of the first Phase III trial of Aliminase[TM] oral capsules, and the Aliminase[TM] project was placed on hold. This event resulted in significant changes in the Company's planned uses of and need for these funds. In addition, the decline in the market price of the Company's common stock had increased the extent of the dilution that would have occurred if all of the Series E Shares then outstanding had been converted into common stock. For these and other reasons, the Company's Board of Directors concluded that it was in the best interest of the Company and its shareholders that the Company repurchase the Series E Shares. In March 1997, the Company completed a repurchase of 50% of the above Series E Shares for $3,832,000, a premium of 13% over the original purchase price. In May 1997, the Company repurchased the remaining shares of its Series E Shares for a total cash purchase price of
  $ 3,852,000. For both transactions, amounts paid to preferred shareholders in excess of par totaled $70,000 more than the embedded deemed dividend of $986,000 recognized in 1996. This additional deemed dividend was used in the net income (loss) per share calculation in 1997 to reduce net income available to common shareholders.

  NOTE NINE.     COMMON STOCK

  PRIVATE PLACEMENT OF COMMON STOCK In June 1997, the Company sold 415,000 shares of common stock at a price of $6.00 per share. Total proceeds, net of issuance costs, were $2,454,000.

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

  EMPLOYEE STOCK PURCHASE PLAN The Company has an Employee Stock Purchase Plan under which employees may purchase common stock at a price equal to the lesser of 85% of the market price of the Company's common stock on the last business day preceding the enrollment date (defined as January 1, April 1, July 1 or October 1 of any plan year) or 85% of the market price on the last business day of each month. A maximum of 500,000 shares of common stock was reserved for purchase under this Plan. As of December 31, 1998, 136,646 shares had been purchased by employees at prices ranging from $1.81 to $29.54 per share.

  STOCK OPTIONS The Company has an incentive stock option plan which was approved by the shareholders in 1995 upon expiration of the 1985 plan under which incentive stock options and nonqualified stock options may be granted to certain employees consultants and non-employee directors. Options are granted at a price no less than the market value of the shares on the date of the grant, except for incentive options to employees who own more than 10% of the total voting power of the Company's common stock, which are granted at a price no less than 110% of the market value. Employee options are normally granted for terms of 10 years. Options granted prior to December 1998 normally vested at the rate of 25% per year beginning on the first anniversary of the grant date. Options granted in or subsequent to December 1998 normally vest at the rate of 33 1/3% per year beginning on the first anniversary of the grant date, but certain options granted in December 1998 were 25%, 50% or 100% vested on the grant date, with the remainder of each option vesting in equal installments on the first, second and third anniversaries of the grant date. Options to non-employee directors have terms of four years and are 100% vested on the grant date. The Company has reserved 1,500,000 shares of common stock for issuance under the this Plan. As of December 31, 1998 options to purchase 143,967 shares were available for future grants under the Plan.

  The following summarizes stock option activity for each of the three years ended December 31, 1996, 1997 and 1998 (shares in thousands):

                                                           Weighted Average
                                                                 Exercise
                                Shares      Price Per Share        Price
  -------------------------------------------------------------------------
  Balance, January 1, 1996        836      $ 6.25  to $35.25       $18.82
     Granted                      141      $24.25  to $47.75       $32.69
     Lapsed or canceled          (109)     $11.25  to $28.75       $23.81
     Exercised                   (201)     $ 6.25  to $29.00       $15.33
  -------------------------------------------------------------------------
  Balance, December 31, 1996      667      $ 6.25  to $47.75       $21.99
     Granted                      470      $ 5.31  to $ 7.50       $ 6.84
     Lapsed or canceled          (178)     $ 7.50  to $47.75       $18.38
  -------------------------------------------------------------------------
  Balance, December 31, 1997      959      $ 5.31  to $47.75       $15.19
     Granted                      678      $ 2.50  to $13.13       $ 3.26
     Lapsed or canceled          (249)     $ 4.63  to $35.25       $11.02
  -------------------------------------------------------------------------
  Balance, December 31, 1998    1,388      $ 2.50  to $28.75       $ 4.58
  -------------------------------------------------------------------------
  Options exercisable at
     December 31, 1998            417      $ 2.50  to $28.75       $ 5.71
  -------------------------------------------------------------------------

  The  following   table  summarizes   information   about  stock  options
  outstanding at December 31, 1998:


                         Options  Outstanding        Options Exercisable
                    ------------------------------   --------------------
                              Weighted
                              Average     Weighted            Weighted
                              Remaining   Average             Average
     Range of                Contractual  Exercise            Exercise
  Exercise Prices   Shares      Life        Price    Shares     Price
  -------------------------------------------------------------------------
  $ 2.50 to $ 5.25   1,186    9.3 years    $3.77      303      $ 3.41
  $ 6.00 to $28.75     202    6.1 years    $9.36      114      $11.82
   ---------------   -----    ---------    -----      ---      ------
  $ 2.50 to $28.75   1,388    8.8 years    $4.58      417      $ 5.71
   ===============   =====    =========    =====      ===      ======


  In 1998, the Company offered all option holders the opportunity to exchange their outstanding options for new options. Employees who accepted the Company's offer received new 10-year options granted on January 30, 1998 for the same numbers of shares as the options surrendered, with an exercise price of $4.81 per share and a vesting schedule of 25% per year beginning on the first anniversary of the grant date. Non-employee directors, all of whom accepted the Company's offer, received new, fully-vested, four-year options granted on May 14, 1998 for the same numbers of shares as the options surrendered, with an exercise price of $5.25 per share. Options for a total of 671,547 shares were surrendered with exercise prices between $5.31 and $47.75 in exchange for new options for the same number of shares.

  The Company accounts for employee stock-based compensation under APB Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost been determined based on the fair value of options at their grant dates consistent with the method of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), the Company's net income (loss) and diluted net income
  (loss) available to common shareholders per share would have been the following pro forma amounts:

  -------------------------------------------------------------------------
                                          1996       1997        1998
  -------------------------------------------------------------------------
  Net income (loss)
   (in thousands):
       As reported                      $(5,523)      $226     $(1,615)
       Pro forma                         (8,022)    (2,199)     (4,155)

  Diluted net income (loss)
    available to common shareholders
    per share:
       As reported                       $(0.74)      $.02       $(.17)
       Pro forma                          (1.03)      (.25)       (.96)
  -------------------------------------------------------------------------

  Because the SFAS 123 method of accounting has not been applied to options granted prior to January 1, 1995, the pro forma compensation cost may not be representative of the pro forma cost to be expected in future years.

  The fair value of each option granted was estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1996, 1997, and 1998, respectively: risk-free interest rates of 6.47%, 6.13% and 5.38%, expected volatility of 63.0%, 57.0% and 54.7%, expected lives of 5.0,
  5.0 and 2.4 years on options granted to employees. The Company used the following weighted-average assumptions for grants in 1996, 1997 and 1998: expected dividend yields of 0% and expected lives of 4.0 years on grants to directors. The weighted average fair value of options granted were $18.70, $6.84 and $1.05 in 1996, 1997, and 1998, respectively.

  STOCK WARRANTS From time to time, the Company has granted warrants to purchase common stock to the Company's research consultants and certain other persons rendering services to the Company. The exercise price of such warrants was normally the market price or in excess of the market price of the common stock at date of issuance. The following summarizes warrant activity for each of the periods ending December 31, 1996, 1997 and 1998, (shares in thousands):

                                                            Weighted
                                                            Average
                             Shares      Price Per Share    Exercise
                                                             Price
  -------------------------------------------------------------------------
  Balance, January 1, 1996    129      $ 9.75  to  $20.13   $13.99
    Lapsed or canceled         (3)     $12.13               $12.13

    Exercised                 (75)     $12.75  to  $15.00   $13.35
  -------------------------------------------------------------------------
  Balance, December 31, 1996
    and December 31, 1997      51      $ 9.75  to  $20.13   $15.03
    Lapsed or canceled        (10)     $ 9.75               $ 9.75
  Balance, December 31, 1998   41      $13.00  to  $20.13    16.32
  -------------------------------------------------------------------------
  Warrants exercisable at
    December 31, 1998          41      $13.00  to  $20.13   $16.32
  -------------------------------------------------------------------------

  Warrants outstanding at December 31, 1998 had a weighted average remaining contractual life of one year.

  COMMON STOCK RESERVED At December 31, 1998 the Company had reserved a total of 1,936,472 common shares for future issuance relating to the employee stock purchase plan, stock option plans and stock warrants, disclosed above.

  NOTE TEN. COMMITMENTS AND CONTINGENCIES

  The Company conducts a significant portion of its operations from an office/ warehouse/distribution facility and an office/laboratory facility under operating leases that expire over the next four years. In addition, the Company leases certain office equipment under operating leases that expire over the next three years. The Company's commitments under noncancellable operating leases, as of December 31, 1998, are as follows, in thousands:


  Years Ending December 31,
  -------------------------------------------------------------------------
  1999                                      $ 439
  2000                                        182
  2001                                        131
  2002                                          5
  -------------------------------------------------------------------------
  Total minimum lease payments               $757
  -------------------------------------------------------------------------

  Total  rental expenses under operating leases were $451,000, $465,000 and
  $451,000   for  the  years  ended  December  31,  1996,  1997  and  1998, respectively.

  In February 1995, the Company entered into a commitment to purchase $2.5 million of freeze-dried products from its principal supplier over a 66 month period ending in August 2000. The commitment, which also provides for monthly minimum purchases, is required to be supported to the extent of 60% of the remaining commitment by a letter of credit from a bank or a pledged certificate of deposit (see Note Seven). The Company has made purchases pursuant to this commitment of $255,000, $245,000 and $95,000 in 1996, 1997 and 1998, respectively. At December 31, 1998 the Company had made prepayments of $360,000 toward future deliveries under the commitment. Although management believes that new products which the Company began to actively market in late 1997, additional products to be developed and outsourcing of a portion of its freeze drying requirements to this supplier will result in no losses pursuant to this commitment, the Company could incur significant losses if it is not able to meet the minimum purchase commitments.

  NOTE ELEVEN.   INCOME TAXES

  The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities at December 31, 1996, 1997 and 1998 are as follows, in thousands:

                                         1996      1997     1998
  -------------------------------------------------------------------------
  Net operating loss carryforward    $  12,875  $ 12,468 $ 12,182
  Research and development
     and other credits                     839       858      867
  Property, plant and equipment            184       225      259
  Patents                                  318       318      318

  Inventory                                249       315      250
  Other, net                               285       430      753
  Bad Debt Reserve                          72       162      662
  Less - Valuation allowance           (14,822)  (14,776) (15,291)
                                      --------   -------  -------
                                     $     0    $    0   $    0
                                      ========   =======  =======

  The Company has provided a valuation allowance against the entire deferred tax asset at December 31, 1996, 1997 and 1998 due to the uncertainty as to the realization of the asset.

  The provisions for income taxes for the years ended December 31, 1996, 1997 and 1998 consisted of the following, in thousands:

                                          1996      1997    1998
  -------------------------------------------------------------------------
  Current provision                      $ 88      $ 20     $ 10

  Deferred provision, net                  -         -        -
  -------------------------------------------------------------------------
  Total provision                        $ 88      $ 20     $ 10
  -------------------------------------------------------------------------

  The differences (expressed as a percentage of pre-tax income or loss) between the statutory and effective income tax rates are as follows:

                                         1996       1997        1998
  -------------------------------------------------------------------------
  Statutory tax rate                   (34.0%)      34.0%     (34.0%)
  State income taxes                      .5          -          -

  Unrecognized deferred tax
     benefit/change in valuation
     allowance                          34.9       (20.8)      34.0
  Expenses related to foreign
    operations                            -           -          -

  Other                                   .2        (4.9)        -
  -------------------------------------------------------------------------
  Effective tax rate                     1.6%        8.3%       0.0%
  -------------------------------------------------------------------------


  At December 31, 1998, the Company had net operating loss carryforwards of approximately $35,830,000 for federal income tax purposes, which expire beginning in 1999, and research and development tax credit carryforwards of approximately $839,000, which expire beginning in 1999, all of which are available to offset federal income taxes due in future periods. Additionally, the Company has approximately $28,000 in alternative minimum tax credits which do not expire.

  NOTE TWELVE.   CONCENTRATIONS OF CREDIT RISK

  Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of trade accounts receivable. The Company's customers are not concentrated in any specific geographic region but are concentrated in the health care industry. Significant sales were made to three customers. McKesson/General Medical accounted for 9%, 12% and 11%; Owens & Minor accounted for 11%, 11% and 10%; and Bergen Brunswig, which acquired Durr Medical and Colonial Healthcare in December 1996, accounted for 12%, 9% and 5% of the Company's net sales in 1996, 1997 and 1998. Sales by Caraloe, Inc., to Mannatech, Inc., accounted for 15%, 15% and 23% of the Company's net sales in 1996, 1997 and 1998, respectively. Accounts receivable from Mannatech represented 17% of gross accounts receivable December 31, 1998. The Company performs ongoing credit evaluations of its customers' financial condition and establishes an allowance for doubtful accounts based on factors surrounding the credit risk of specific customers and historical trends and other information.

  NOTE THIRTEEN. NET INCOME (LOSS) PER SHARE

  Basic net income (loss) available to common shareholders per share was computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding of 8,798,000, 8,953,000 and 9,320,000 in 1996, 1997, and 1998, respectively.

  In calculating the diluted net loss available to common shareholders per share for 1996 and 1998, no effect was given to options, warrants or convertible securities because the effect of including these securities would have been antidilutive. In 1997, diluted net income available to common shareholders per share was also based only on the weighted average number of common shares outstanding. There was no additional dilution related to options whose exercise price was below the average market price due to the application of the treasury stock method. Remaining options and warrants to purchase 885,000 shares at an average exercise price of $16.84 per share were excluded because their exercise price exceeded the average market price and were, therefore, antidilutive.

  NOTE FOURTEEN. REPORTABLE SEGMENTS

  The Company operates in two reportable segments: human and veterinary products sold through its wound care division and Caraloe, Inc., a consumer products subsidiary, which sells bulk ingredients, consumer beverages, and nutritional and skin care products.

  The Company evaluates performance and allocates resources based on profit or loss from operations before income taxes. The accounting policies of the reportable segments are the same as those described in the Summary of Significant Accounting Polices (Note Two).

  Corporate Income Before Income Taxes set forth in the following table includes research and development expenses which were related to the development of pharmaceutical products not associated with the reporting segments. Assets which are used in more than one segment are reported in the segment where the predominant use occurs. The Company's production facility in Costa Rica, which provides bulk ingredients for all segments, and total cash for the Company are included in the Corporate Assets figure.

  Reportable Segments (in thousands)

                            Wound   Caraloe,
  1997                      Care      Inc.     Corporate   Total
  -------------------------------------------------------------------------
  Sales to unaffiliated
    customers              $18,115   $5,444    $   -      $23,559
  Income(loss) before
    income taxes             1,480    1,381     (2,615)       246
  Identifiable assets       15,718    1,426      8,652     25,796
  Capital expenditures         135      -          160        295
  Depreciation and
    amortization               849      -          347      1,196
  -------------------------------------------------------------------------
  1998
  -------------------------------------------------------------------------
  Sales to unaffiliated
    customers              $16,438   $7,187     $  -      $23,625
  Income(loss) before
    income taxes             1,023      854     (3,482)    (1,605)
  Identifiable assets       14,319    1,923      8,005     24,247
  Capital expenditures         344      -          934      1,278
  Depreciation and
    amortization               737      -          306      1,043
  -------------------------------------------------------------------------

  NOTE FIFTEEN.  UNAUDITED SELECTED QUARTERLY FINANCIAL DATA

  The unaudited selected quarterly financial data below reflect the fiscal years ended December 31, 1997, and 1998, respectively.

  (Dollar amounts in thousands, except shares and per share amounts)


  1997                    1st Quarter  2nd Quarter  3rd Quarter  4th Quarter
  -------------------------------------------------------------------------
   Net sales                $ 6,083      $ 5,121      $ 6,229      $ 6,126
   Gross profit               3,576        3,234        3,653        3,566
   Net income (loss)             83         (531)         463          211
   Diluted income (loss)
     available to common
     shareholders per
     share                  $   .00      $  (.05)     $   .05      $   .02
   Weighted average
     common shares        8,870,000    8,896,000    9,239,000    9,293,000
  -------------------------------------------------------------------------
  1998                    1st Quarter  2nd Quarter  3rd Quarter  4th Quarter
  -------------------------------------------------------------------------
   Net sales                $ 5,788      $ 6,027      $ 6,003      $ 5,807
   Gross profit               3,208        3,428        3,237        2,882
   Net income (loss)            152           60          101   [1] (1,928)
   Diluted income (loss)
     available to common
     shareholders per
     share                  $   .02      $   .00      $   .01      $  (.21)
   Weighted average
     common shares        9,306,000    9,315,000    9,330,000    9,343,000

   [1] After a charge of $1,750,000 for ACI and Aloe & Herbs as described in Note Six.


  Financial Statement Schedule
  Valuation and Qualifying Accounts
  (In thousands)


  Description                           Additions
                                 -----------------------
                    Balance at   Charged to   Charged to                Balance
                    Beginning     Cost and       Other                   at End
                    of Period     Expenses     Accounts    Deductions  of Period
  ------------------------------------------------------------------------------
   1996

   Bad Debt Reserve    $227       $   82        $  -        $   96        $213
   Inventory Reserve    218          545           -           441         322
   Rebates               82           90           -            36         136


   1997

   Bad Debt Reserve    $213       $  280        $  -        $   15        $478
   Inventory Reserve    322          523           -           329         516
   Rebates              136          331           -           125         342


   1998

   Bad Debt Reserve    $478       $  564       $  -         $  120        $922
   Inventory Reserve    516           53          -             44         535
   Rebates              342        3,499          -          3,437         404
   ACI and Aloe &
     Herbs non-current
     notes and
     investments
     included in other
     Assets               0        1,350          -              0       1,350
  ----------------------------------------------------------------------------

  Report of Independent Public Accountants

  Shareholders and Board of Directors
  Carrington Laboratories, Inc.

  We have audited the accompanying consolidated balance sheets of Carrington Laboratories, Inc. and subsidiaries as of December 31, 1998 and 1997 and the related consolidated statements of operations, shareholders' investment and cash flows for the two years in the period then ended. Our audits also included the financial statement schedule listed in the Index at item 14(a) for the same periods. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit. The accompanying consolidated financial statements of Carrington Laboratories, Inc., and subsidiaries for the year ended December 31, 1996 were examined by other independent accountants whose report thereon, dated February 7, 1997 (except with respect to certain matters as to which the dates were April 25, 1997 and March 4, 1997), contained no qualifications.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the 1998 and 1997 consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Carrington Laboratories, Inc. and subsidiaries as of December 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                        Ernst & Young LLP


  Dallas, Texas
  February 26, 1999

  Report of Independent Public Accountants


  To the Stockholders and Board of Directors of Carrington Laboratories, Inc. and Subsidiaries:

  We have audited the consolidated statement of operations, shareholders' investment and cash flows of Carrington Laboratories, Inc. (a Texas corporation) and subsidiaries for the year ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects the results of operations and cash flows of Carrington Laboratories, Inc. and subsidiaries for the year ended December 31, 1996, in conformity with generally accepted accounting principles.

  Our audit was made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The schedule on page F-20 of this form 10-K, as it relates to 1996, is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule, as it relates to 1996, has been subjected to the auditing procedures applied in our audit of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.


                                        Arthur Andersen LLP

  Dallas, Texas,

    February 7, 1997 (except with respect
    to certain matters discussed in Note 8,
    as to which the date is April 25, 1997)

                                 SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     CARRINGTON LABORATORIES, INC.



  Date: March 31, 1999                  By: /s/ Carlton E. Turner
                                        -------------------------
                                        Carlton E. Turner, Ph.D., President


       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



   Signatures                    Title                      Date
   ----------                    ------                     ----
   /s/ Carlton E. Turner         President, Chief           March 31, 1999
       Carlton E. Turner, Ph.D.  Executive Officer and
                                 Director
                                 (principal executive
                                 officer)

   /s/ Robert W. Schnitzius      Chief Financial Officer    March 31, 1999
       Robert W. Schnitzius      (principal financial and
                                 accounting officer)


   /s/ R. Dale Bowerman          Director                   March 31, 1999
       R. Dale Bowerman


   /s/ George DeMott             Director                   March 31, 1999
       George DeMott


   /s/ Robert A. Fildes, Ph.D.   Director                   March 31, 1999
       Robert A. Fildes, Ph.D.


   /s/ Thomas J. Marquez         Director                   March 31, 1999
       Thomas J. Marquez


   /s/ James T. O Brien          Director                   March 31, 1999
       James T. O Brien


   /s/ Selvi Vescovi             Director                   March 31, 1999
       Selvi Vescovi

                              INDEX TO EXHIBITS



                                                                  Sequentially
        Exhibit                                                      Numbered
        Number                      Exhibit                            Page
        ------                      -------                            ----
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

         3.6 Statement of Cancellation of Treasury Shares, dated July 17, 1997 (incorporated herein by reference to Exhibit 3.6 to Carrington's 1997 Annual Report on Form 10-K).

         3.7 Statement of Resolution Eliminating Four Series of Preferred Stock, dated July 17, 1997 (incorporated herein by reference to Exhibit 3.7 to Carrington's 1997 Annual Report on Form 10-K).

         3.8 By-laws of Carrington Laboratories, Inc., as amended through March 3, 1998 (incorporated herein by reference to Exhibit 3.8 to Carrington's 1997 Annual Report on Form 10-K).

                                                                  Sequentially
        Exhibit                                                      Numbered
        Number                      Exhibit                            Page
        ------                      -------                            ----

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

         10.1** 1985 Stock Option Plan of Carrington Laboratories,
                Inc., as amended through April 28, 1994 (incorporated herein by reference to Exhibit 4.1 to Carrington's Form S-8 Registration Statement (No. 33-64407) filed with the Securities and Exchange Commission on November 17, 1995).

         10.2** Form of Nonqualified Stock Option Agreement for employees, as amended, relating to Carrington's 1985 Stock Option Plan (incorporated herein by reference to Exhibit 4.2 to Carrington's Registration Statement on Form S-8 (No. 33-50430) filed with the Securities and Exchange Commission on August 4, 1992).

         10.3** Form of Nonqualified Stock Option Agreement for non-employee directors, as amended, relating to Carrington's 1985 Stock Option Plan (incorporated herein by reference to Exhibit 4.3 to Carrington's Registration Statement on Form S-8 (No. 33-64407) filed with the Securities and Exchange Commission on November 17, 1995).

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

                                                                  Sequentially
        Exhibit                                                      Numbered
        Number                      Exhibit                            Page
        ------                      -------                            ----

         10.6 Lease Agreement dated as of August 30, 1991, between Carrington Laboratories, Inc., and Western Atlas International, Inc. (incorporated herein by reference to Exhibit 10.59 to Carrington's 1991 Annual Report on Form 10-K).

         10.7** Employee Stock Purchase Plan of Carrington
                Laboratories, Inc., as amended through June 15, 1995 (incorporated herein by reference to Exhibit 10.29 to Carrington's 1995 Annual Report on Form 10-K).

         10.8** Employment Agreement dated July 6, 1993, between
                Carrington Laboratories, Inc., and Luiz F. Cerqueira (incorporated herein by reference to Exhibit 10.43 to Carrington's 1993 Annual Report on Form 10-K).

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

        10.11** Agreement Regarding Termination of Employment and Full and Final Release dated February 16, 1994, between Carrington Laboratories, Inc., and David A. Hotchkiss (incorporated herein by reference to Exhibit 10.49 to Carrington's 1993 Annual Report on Form 10-K).

        10.12   License Agreement dated March 18, 1994, between
                Carrington Laboratories, Inc., and Societe Europeenne de Biotechnologie (incorporated herein by reference to Exhibit 10.53 to Carrington's 1994 Annual Report on Form 10-K).

        10.13 Agreement dated March 28, 1994, between Carrington Laboratories, Inc., and Keun Wha Pharmaceutical Co., Ltd., (incorporated herein by reference to Exhibit
                10.54 to Carrington's 1994 Annual Report on Form 10-
                K).

        10.14 Lease Agreement dated June 15, 1994, between DFW Nine, a California limited partnership, and Carrington Laboratories, Inc., (incorporated herein by reference to Exhibit 10.55 to Carrington's 1994 Annual Report on Form 10-K).

                                                                  Sequentially
        Exhibit                                                      Numbered
        Number                      Exhibit                            Page
        ------                      -------                            ----

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

        10.18 Production Contract dated February 13, 1995, between Carrington Laboratories, Inc., and Oregon Freeze Dry, Inc. (incorporated herein by reference to Exhibit
                10.63 to Carrington's 1994 Annual Report on Form 10-
                K).

        10.19** Management Compensation Plan (incorporated herein by reference to Exhibit 10.64 to Carrington's 1994 Annual Report on Form 10-K).

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

                                                                  Sequentially
        Exhibit                                                      Numbered
        Number                      Exhibit                            Page
        ------                      -------                            ----

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

        10.31** Resignation Agreement and Full and Final Release dated
                February 24, 1995, between Carrington Laboratories, Inc., and Bill H. McAnalley (incorporated herein by reference to Exhibit 10.68 to Carrington's 1995 Annual Report on Form 10-K).

        Exhibit                                                     Sequentially
        Number                                                        Numbered
                                    Exhibit                             Page

        10.32** Revised and Restated Resignation Agreement dated March
                14, 1995, between Carrington Laboratories, Inc., and Karl H. Meister (incorporated herein by reference to Exhibit 10.69 to Carrington's 1995 Annual Report on Form 10-K).

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

        Exhibit                                                     Sequentially
        Number                                                        Numbered
                                    Exhibit                             Page

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

        10.47** Form of Nonqualified Stock Option Agreement for
                Employees (incorporated herein by reference to Exhibit
                4.1 to Carrington's Second Quarter 1996 Report on Form
                10-Q).

        Exhibit                                                     Sequentially
        Number                                                        Numbered
                                    Exhibit                             Page

        10.48** Carrington Laboratories, Inc., 1995 Stock Option Plan,
                As Amended and Restated Effective January 15, 1998 (incorporated herein by reference to Exhibit 10.3 to Carrington's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998).

        10.49** Form of Nonqualified Stock Option Agreement with
                Outside Director, relating to the Registrant's 1995 Stock Option Plan, as amended (incorporated herein by reference to Exhibit 10.3 to Carrington's Quarterly Report on Form 10-Q for the quarter ended June 30,
                1998).

        10.50** Form of Incentive Stock Option Agreement for Employees
                (incorporated herein by reference to Exhibit 4.4 to Carrington's Second Quarter 1996 Report on Form 10-Q).

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

        Exhibit                                                     Sequentially
        Number                                                        Numbered
                                    Exhibit                             Page

        10.56 Nonexclusive Distribution Agreement between Polymedica Industries, Inc., and Carrington Laboratories, Inc., dated November 15, 1996 (incorporated by reference to Exhibit 10.56 to Carrington's 1996 Annual Report on Form 10-K).

        10.57 Sales Distribution Agreement between Gamida-Medequip Ltd., and Carrington Laboratories, Inc., dated December 24, 1996 (incorporated by reference to
                Exhibit 10.57 to Carrington's 1996 Annual Report on
                Form 10-K).

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

        10.64 Trademark License Agreement between Light Resources Unlimited and Carrington Laboratories, Inc., dated March 1, 1997 (incorporated by reference to Exhibit
                10.64 to Carrington's 1996 Annual Report on Form 10-
                K).

        Exhibit                                                     Sequentially
        Number                                                        Numbered
                                    Exhibit                             Page

        10.65 Supply Agreement between Light Resources Unlimited and Caraloe, Inc., dated February 13, 1997 (incorporated by reference to Exhibit 10.65 to Carrington's 1996 Annual Report on Form 10-K).

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

        10.70 Sales Distribution Agreement between Laboratories PiSA S.A. DE C.V., and Carrington Laboratories, Inc., dated November 1, 1995 (incorporated by reference to Exhibit
                10.70 to Carrington's 1996 Annual Report on Form 10-
                K).

        10.71 Termination Acknowledgment between China Academy of Sciences and Carrington Laboratories, Inc., dated February 12, 1996, regarding the three agreements listed as Exhibits 10.23, 10.24 and 10.25 (incorporated by reference to Exhibit 10.71 to Carrington's 1996 Annual Report on Form 10-K).

        10.72   Letter from Immucell Corporation to Carrington
                Laboratories, Inc., dated February 7, 1996, canceling the License Agreement listed as Exhibit 10.16
                (incorporated by reference to Exhibit 10.72 to Carrington's 1996 Annual Report on Form 10-K).

        Exhibit                                                     Sequentially
        Number                                                        Numbered
                                    Exhibit                             Page

        10.73 Supply Agreement between Met-Trim, LLC and Caraloe, Inc., dated December 1, 1997 (incorporated herein by reference to Exhibit 10.73 to Carrington's 1997 Annual Report on Form 10-K).

        10.74 Trademark License Agreement between Met-Trim, LLC and Caraloe, Inc., dated December 1, 1997 (incorporated herein by reference to Exhibit 10.74 to Carrington's 1997 Annual Report on Form 10-K).

         10.75 Amendment Number One to Sales Distribution Agreement between Carrington Laboratories, Inc., and Faulding Pharmaceuticals/David Bull Laboratories, dated January 12, 1998 (incorporated herein by reference to Exhibit
                10.75 to Carrington's 1997 Annual Report on Form 10-
                K).

        10.76 Sales Distribution Agreement between Carrington Laboratories, Inc. and Carrington Laboratories Belgium N.V., and Henry Schein U.K. Holdings, Ltd., dated January 1, 1998 (incorporated herein by reference to Exhibit 10.1 to Carrington's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998).

        10.77   Sales Distribution Agreement between Carrington
                Laboratories, Inc. and Carrington Laboratories Belgium N.V., and Saude 2000, dated January 5, 1998
                (incorporated herein by reference to Exhibit 10.2 to Carrington's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998).

        10.78   Sales Distribution Agreement between Carrington
                Laboratories, Inc. and Carrington Laboratories Belgium N.V., and Hemopharm GmbH, dated March 27, 1998
                (incorporated herein by reference to Exhibit 10.4 to Carrington's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998).

        10.79 Sales Distribution Agreement between Carrington Laboratories, Inc. and Carrington Laboratories Belgium N.V., and Vincula International Trade Company, dated March 27, 1998 (incorporated herein by reference to Exhibit 10.5 to Carrington's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998).

        Exhibit                                                     Sequentially
        Number                                                        Numbered
                                    Exhibit                             Page

        10.80** Separation Agreement and Full and Final Release dated
                May 1, 1998 between Carrington Laboratories, Inc. and Christopher S. Record (incorporated herein by reference to Exhibit 10.6 to Carrington's Quarterly Report on Form 10-Q for the quarter ended March 31,
                1998).

        10.81 Agency and Sales Distribution Agreement dated April 13, 1998, between Carrington Laboratories, Inc., and Carrington Laboratories Belgium N.V., and Egyptian American Medical Industries, Inc. (incorporated herein by reference to Exhibit 10.1 to Carrington's Quarterly Report on Form 10-Q for the quarter ended June 30,
                1998).

        10.82 Sales Distribution Agreement dated April 24, 1998, between Carrington Laboratories, Inc., and Carrington Laboratories Belgium N.V., and CSC Pharmaceuticals Ltd., Dublin (incorporated herein by reference to Exhibit 10.2 to Carrington's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998).

        10.83 Promissory Note of Aloe Commodities International, Inc.,dated June 17, 1998, payable to the order of the Registrant in the principal amount of $200,000 (incorporated herein by reference to Exhibit 10.4 to Carrington's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998).

        10.84** Resignation and Consulting Agreement effective May 31,
                1998 between Carrington Laboratories, Inc., and Luiz
                F. Cerqueira (incorporated herein by reference to Exhibit 4.1 to Carrington's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998).

        10.85 Promissory Note of Rancho Aloe, (C.R.) S.A., dated July 1, 1998 payable to the order of the Registrant in the principal amount of $186,655.00 (incorporated herein by reference to Exhibit 10.1 to Carrington's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998).

        10.86 Wound and Skin Care Purchase Agreement dated August 27th, 1998, between American Association for Homes & Services for the Aging and Carrington Laboratories, Inc. (incorporated herein by reference to Exhibit 10.2 to Carrington's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998).

        Exhibit                                                     Sequentially
        Number                                                        Numbered
                                    Exhibit                             Page

        10.87 Letter agreements dated September 30, 1998 and November 4, 1998 between Aloe Commodities International, Inc. and the Registrant amending due date of Promissory Note dated June 17, 1998 from Aloe Commodities International, Inc. to the Registrant (incorporated herein by reference to Exhibit 10.2 to Carrington's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998).

        10.88 Purchase Agreement dated October 1, 1998, between Vencor, Inc. and Carrington Laboratories, Inc. (incorporated herein by reference to Exhibit 10.3 to Carrington's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998).

        10.89* Modification Number Three to the Production Contract dated February 13, 1995, between Carrington
                Laboratories, Inc., and Oregon Freeze Dry, Inc., listed as Exhibit 10.89, dated March 30, 1998.

        10.90*  Supply Agreement dated October 12, 1998 between
                Caraloe, Inc. (Seller) and One Family, Inc.(Buyer)

        10.91*  Trademark License Agreement between Caraloe, Inc.
                (Licensor), and One Family, Inc. (Licensee), dated October 12, 1998.

        10.92* Promissory Note of Aloe & Herbs International, Inc. dated November 23, 1998 payable to the order of the Registrant in the principal amount of $300,000.00.

        10.93*  Supply Agreement dated December 3, 1998 between
                Caraloe, Inc. (Seller) and Eventus International, Inc.
                (Buyer)

        10.94*  Trademark License Agreement between Caraloe, Inc.
                (Licensor), and Eventus International, Inc.
                (Licensee), dated December 3, 1998.

        10.95* Amendment Number One dated December 3, 1998 to Supply Agreement between Caraloe, Inc. and Eventus
                International, Inc.

        10.96*  Clinical Services Agreement between Carrington
                Laboratories, Inc., and PPD Pharmaco, Inc. dated
                January 25, 1999.

        10.97* Promissory Note of Aloe Commodities International, Inc., dated February 4, 1999 payable to the order of the Registrant in the principal amount of $681,730.43.

        Exhibit                                                     Sequentially
        Number                                                        Numbered
                                    Exhibit                             Page

        10.98* Letter Agreement dated February 4, 1999 between Aloe Commodities International Inc., and the Registrant amending due date of Promissory Note dated June 17, 1998 from Aloe Commodities Internationa1, Inc. to the Registrant.

        10.99*  Common Stock Purchase Warrant dated November 23,
                1998, issued by Aloe and Herbs International, Inc., to Carrington Laboratories, Inc.

         16.1 Letter dated March 21, 1997 from Arthur Andersen LLP to the Securities and Exchange Commission (incorporated herein by reference to Exhibit 16.1 to Carrington's Form 10-K/A amendment to its Form 10-K Annual Report for the year ended December 31, 1996, which amendment was filed on April 7, 1997).

         21.1*  Subsidiaries of Carrington.

         23.1*  Consent of Arthur Andersen LLP

         23.2*  Consent of Ernst & Young LLP

         27.1*  Financial Data Schedule


  *       Filed herewith.

  **      Management contract or compensatory plan.