Form 10-Q
period 1999-03-31
CARRINGTON LABORATORIES INC /TX/
filed 1999-05-17
CIK 718007

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549
                                  Form 10-Q

  (Mark One)
          (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999

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

                    APPLICABLE ONLY TO CORPORATE ISSUERS:
  Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date. 9,357,564 shares of Common Stock, $.01 par value, were outstanding at May 11, 1999.

                                  INDEX



                                                             Page
                                                            ------
      Part I.    FINANCIAL INFORMATION

        Item 1.  Financial Statements                           3

                 Condensed Consolidated Balance Sheets
                    at March 31, 1999 (unaudited) and
                    December 31, 1998                           3

                 Condensed Consolidated Statements of
                    Operations for the three months ended
                    March 31, 1999 and 1998 (unaudited)         4

                 Condensed Consolidated Statements of
                    Cash Flows for the three months ended
                    March 31, 1999 and 1998 (unaudited)         5

                 Notes to Condensed Consolidated
                    Financial Statements (unaudited)            6

        Item 2.  Management's Discussion and Analysis of
                    Financial Condition and Results of
                    Operations                                  8

        Item 3.  Quantitative and Qualitative Disclosures
                 About Market Risk                             13

      Part II.   OTHER INFORMATION

        Item 6.  Exhibits and Reports on Form 8-K              14

       Signatures

       Index to Exhibits


                        PART I - FINANCIAL INFORMATION

  Item 1.   Financial Statements.

  Condensed Consolidated Balance Sheets
  (Dollar amounts in 000's)

                                          December 31,  March 31,
                                             1998         1999
                                           -------      -------
                                                       (unaudited)
  Assets

  Cash and cash equivalents               $  3,931     $  3,406
  Accounts receivable, net                   2,961        3,186
  Inventories                                4,969        4,086
  Prepaid expenses                             739        1,059
                                           -------      -------
    Total current assets                    12,600       11,737

  Property, plant and equipment, net        11,050       10,952
  Other assets                                 597          662
                                           -------      -------
    Total assets                          $ 24,247     $ 23,351
                                           =======      =======


  Liabilities and Shareholders' Investment

  Accounts payable                        $  1,369     $  1,260
  Accrued liabilities                        1,515        1,683
                                           -------      -------
    Total current liabilities                2,884        2,943

  Shareholders' investment:
    Common stock                                94           94
    Capital in excess of par                51,736       51,787
    Deficit                               (30,467)     (31,473)
                                           -------      -------
    Total shareholders' investment          21,363       20,408
                                           -------      -------
  Total liabilities and
    shareholders' investment              $ 24,247     $ 23,351
                                           =======      =======


  The accompanying notes are an integral part of these statements.

  Condensed Consolidated Statements of Operations (unaudited)
  (Dollar amounts and shares in 000's, except per share amounts)



                                             Three Months Ended
                                                 March 31,
                                             1998           1999
                                           -------       -------
  Net sales                               $  5,788      $  6,898

  Costs and expenses:
    Cost of sales                            2,580         3,611
    Selling, general and administrative      2,504         2,551
    Research and development                   442           598
    Research and development,
     clinical trials                           157         1,173
    Interest, net                              (57)          (30)
                                           -------       -------
    Income (loss) from operations
      before income taxes                      162        (1,005)
  Provision for income taxes                    10           -
                                           -------       -------
   Net income (loss)                      $    152      $ (1,005)
                                           =======       =======
  Net income (loss) per share -
    basic and diluted                     $   0.02      $   (.11)
                                           =======       =======


  The accompanying notes are an integral part of these statements.

  Condensed Consolidated Statements of Cash Flows (unaudited)
  (Dollar amounts in 000's)
                                               Three Months Ended
                                                     March 31,
                                                 1998      1999
                                               -------   --------
  Cash flows from operating activities
    Net income (loss)                         $    152  $  (1,005)
    Adjustments to reconcile net income
     (loss) to net cash provided (used) by
      operating activities:
       Depreciation and amortization               285        254
       Provision for inventory obsolescence        184        125
    Changes in assets and liabilities:
       Receivables, net                            625       (225)
       Inventories                                (278)       758
       Prepaid expenses                           (230)      (320)
       Other assets                                 24        (65)
       Accounts payable and accrued
         liabilities                              (673)        58
                                               -------   --------
    Net cash provided (used) by
     operating activities                           89       (420)

    Cash flows from investing activities:
       Purchases of property, plant
        and equipment                             (320)      (156)
                                               -------   --------
    Net cash used by investing activities         (320)      (156)

    Cash flows from financing activities:
       Issuances of common stock                    24         51
       Debt payments                                (8)         -
                                               -------   --------
       Net cash provided by financing
        activities                                  16         51
                                               -------   --------
       Net decrease in cash
         and cash equivalents                     (215)      (525)
    Cash and cash equivalents,
     beginning of period                         4,023      3,931
                                               -------   --------

    Cash and cash equivalents, end of period  $  3,808  $   3,406
                                               =======   ========

    Supplemental disclosure of cash flow
     information
      Cash paid during the period for interest  $    1     $    -
      Cash paid during the period for
       federal, state and local income taxes        42          -

  The accompanying notes are an integral part of these statements.

    Notes to Condensed Consolidated Financial Statements (unaudited)


  (1)  Condensed Consolidated Financial Statements:

  The condensed consolidated balance sheet as of March 31, 1999, the condensed consolidated statements of operations for the three month periods ended March 31, 1998 and 1999 and the condensed consolidated statements of cash flows for the three month periods ended March 31, 1998 and 1999 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include all normal recurring adjustments) necessary to present fairly the consolidated financial position, results of operations and cash flows at March 31, 1999 and for all periods presented have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's annual report to shareholders or Form 10-K for the year ended December 31, 1998.


  (2)  Net Income Per Share:

  Basic net income (loss) available to common shareholders per share was computed by dividing net income (loss) by the weighted average number of common shares outstanding of 9,306,000 and 9,351,000 at March 31, 1998 and 1999, respectively.

  In calculating the diluted net income (loss) per share for the first quarter of 1999, no effect was given to options or warrants. The effect of including these securities would have been antidilutive of the
  Company's net loss for the period. Total dilutive securities were insignificant in the first quarter of 1998 and had no impact on net income.


  (3)  Reportable Segments:

  The Company operates in two reportable segments: human and veterinary products sold through its wound care division and Caraloe, Inc., a consumer products subsidiary, which sells bulk ingredients, consumer beverages, and nutritional and skin care products.

  The Company evaluates performance and allocates resources based on profit or loss from operations before income taxes.

  Corporate Income (Loss) Before Income Taxes set forth in the following table includes research and development expenses which were related to the development of pharmaceutical products not associated with the reporting segments. Assets which are used in more than one segment are reported in the segment where the predominant use occurs. The Company's production facility in Costa Rica, which provides bulk ingredients for all segments, and total cash for the Company are included in the Corporate Assets figure. Reportable Segments (in thousands)


                                    Wound     Caraloe,
                                    Care        Inc.    Corporate    Total
  March 31, 1998
  --------------------------------------------------------------------------
  Sales to unaffiliated customers   $ 3,980    $ 1,808     $  -      $ 5,788
  Income (loss) before income taxes     273        410      (521)        162
  Identifiable assets                14,618      1,881      9,158     25,657
  Capital expenditures                   25          9        286        320
  Depreciation and amortization         150        -          135        285



  March 31, 1999

  Sales to unaffiliated customers   $ 3,969    $ 3,009     $  -      $ 6,898
  Income (loss) before income taxes      78        457     (1,540)    (1,005)
  Identifiable assets                13,647      1,315      8,389     23,351
  Capital expenditures                   97        -           59        156
  Depreciation and amortization         176        -           78        254



  (4)  Income Taxes:

  The tax effects of temporary differences have given rise to deferred tax assets. At December 31, 1998 and March 31, 1999, the Company provided a valuation allowance against the entire deferred tax asset due to the uncertainty as to the realization of the asset. At December 31, 1998, the Company had net operating loss carryforwards of approximately $35,930,000 for federal income tax purposes, which expire beginning in
  1999, and research and development tax credit carryforwards of approximately $839,000, which expire beginning in 1999, all of which are available to offset federal income taxes due in future periods. The entire benefit from the first quarter 1999 loss was offset by an increase in the valuation allowance.

  (5)  Commitments and Contingencies:

  In February 1995, the Company entered into a commitment to purchase $2.5 million of freeze-dried products from its principal supplier over a 66 month period ending in August 2000. The commitment, which also provides for monthly minimum purchases, is required to be supported to the extent of 60% of the remaining commitment by a letter of credit from a bank or a pledged certificate of deposit. Through March 31, 1999, the Company has purchased $636,000 of products pursuant to this commitment and made prepayments of $426,000 toward future deliveries under the commitment. Although management believes that new products which the Company is actively marketing additional products to be developed and outsourcing a portion of its freeze-drying requirements to this supplier will result in no losses pursuant to this commitment, the Company could incur significant losses if it is not able to meet the minimum purchase commitments.

  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

  Background

  The Company is a research-based biopharmaceutical, medical device, raw materials and nutraceutical company engaged in the development, manufacturing and marketing of naturally-derived complex carbohydrate and other natural product therapeutics for the treatment of major illnesses, the dressing and management of wounds and nutritional supplements. The Company is comprised of two business segments. See Note (3) to the condensed consolidated financial statements for financial information about these business segments. The Company sells, using a network of distributors, prescription and nonprescription human and veterinary products through its wound and skin care division and consumer and bulk raw material products through its consumer products subsidiary, Caraloe, Inc. The Company's research and product portfolio are based primarily on complex carbohydrates isolated from the Aloe vera L. plant.

  Liquidity and Capital Resources

  At December 31, 1998 and March 31, 1999 the Company held cash and cash equivalents of $3,931,000 and $3,406,000, respectively. The decrease in cash of $525,000 is primarily attributable to significant cash outlays for the commencement of the Aliminase[TM] clinical trials.

  The Company has invested in inventory to support sales of bulk products by Caraloe to Mannatech, Inc. Receivables from this customer totaled
  $990,000 as of March  31, 1999.  As  of April 30,  1999, $572,000 of  the
  above balance had been collected.

  In February 1999, the Company received a letter from Aloe Commodities International, Inc. ("ACI") offering a program to repurchase the Company's 600,000 shares of ACI stock at $1.00 per share, which is the price the Company paid for the shares. The shares would be repurchased over a 24 month period ending in March 2001. As of May 14, 1999, ACI had made the first three purchases, totalling $40,000, according to the schedule. The Company had fully reserved the entire amount of the $600,000 investment in ACI as of December 31, 1998. Based upon the first three purchases being made on a timely basis, the Company is optimistic that the remaining shares will be purchased according to the schedule. However, because of the financial condition of ACI, there is no assurance that the remaining shares will be repurchased.

  As of March 31, 1999, the Company had no material capital commitments other than its leases, agreements with suppliers, and contracts related to a Phase III trial. The Company has reformulated its proprietary product Aliminase[TM] and has re-entered the clinic with a Phase III trial. The Company signed an agreement with a contract research organization on January 25, 1999 in the amount of approximately $3.1 million to perform the Phase III clinical trial, and initial patient dosing began on April 7, 1999. Payments under this agreement were $718,000 for the three months ended March 31, 1999.

  In February 1995, the Company entered into a supply agreement with its supplier of freeze-dried products. The agreement required that the Company establish a letter of credit equal to 60% of the minimum purchase commitment of $2,500,000, but allowed for the amount of the letter of credit to be reduced by 60% of the purchases made under the agreement. The supplier currently produces the CarraSorb[TM] M Freeze Dried Gel and the Carrington[TM] (Aphthous Ulcer) Patch for the Company. Both of these products represent new technology and are still in the early phase of marketing. The Company had approximately $387,000 of CarraSorb[TM] M and Carrington[TM] (Aphthous Ulcer) Patch inventory on hand as of March 31, 1999.

  The supply agreement also requires the Company to make minimum monthly purchases of $30,000. In February 1998, the supply agreement was amended to allow for unmet monthly minimum purchase amounts to be met by prepayments, to be applied to future purchases under the agreement, which allows the Company to keep inventory at levels appropriate for sales demand. Current sales of both items are lower than the minimum purchase requirement, but the Company believes that as licensing, acceptance and demand for the new technology increase, demand will exceed the aggregate minimum purchase requirement. As of March 31, 1999, the Company had made payment for purchased products and prepayments totaling approximately $1,062,000 to this supplier. The Company is in full compliance with the agreement and, as of May 14, 1999, had the available resources to meet all future minimum purchase requirements. There is, however, no assurance that the Company will be able to sell all of the products it is required to purchase from this supplier. If and to the extent that the Company makes prepayments under the agreement but does not apply those prepayments to pay for products that it can sell, such prepayments would eventually have to be charged against the Company's earnings.

  In November 1997, the Company entered into an agreement with Comerica Bank-Texas for a $3,000,000 line of credit, secured by accounts receivable and inventory. This credit facility will be used for operating needs, as required, and to secure the letter of credit described above.

  In November 1995, the Company signed a licensing agreement with a supplier of calcium alginates and other wound care products. Under the agreement, the Company has exclusive marketing rights for ten years to advanced calcium alginate products for North and South America and the People's Republic of China. Under the agreement, the Company made an up-front payment to the supplier of $500,000 in November 1995, and in July 1997 and October 1997, additional payments of $166,000 and $167,000, respectively, were paid to this supplier upon delivery of CarraSmart[TM] Hydrocolloid, a new product launched in the third quarter of 1997. These payments resulted in increasing the prepaid assets of the Company. As of March 31, 1999, the net book value of this agreement was $498,000.

  As the result of a sharp increase in sales of raw materials processed at the Company's processing facility in Costa Rica the Company's demand for Aloe vera leaves has exceeded and continues to exceed both the current and the normal production capacity of its farm. It has therefore been necessary for the Company to purchase Aloe vera leaves from other sources at costs that are significantly higher than the cost of leaves produced on its own farm.

  In March 1998, the Company, with four other investors, formed Aloe and Herbs International, Inc., a Panamanian corporation, ("Aloe & Herbs"), with the sole intent of acquiring a 5,000-acre tract of land in Costa Rica to be used for the production of Aloe vera leaves to be sold to the Company at competitive, local market rates. This would allow the Company to save approximately 50% on the per-kilogram cost of leaves as compared to the cost of importing leaves from other Central and South American countries. Aloe & Herbs subsequently formed a wholly-owned subsidiary, Rancho Aloe (C.R.), S.A., a Costa Rica ("Rancho Aloe"), corporation, which acquired the land in March 1998. Regular shipments of leaves from Rancho Aloe to the Company were made starting in April 1999.

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

  First Quarter of 1999 Compared With First Quarter of 1998

  Net sales were $6,898,000 in the first quarter of 1999, compared with $5,788,000 in the first quarter of 1998, an increase of $1,110,000, or 19.2%. Caraloe, Inc., the Company's consumer products subsidiary, increased sales from $1,808,000, to $3,009,000 or 66.0%. Caraloe sales to Mannatech, Inc., which are primarily Manapol[R] powder, increased from $1,170,000 in the first quarter of 1998 to $2,726,000 in the first quarter of 1999.

  Sales of the Company's wound and skin care products decreased $91,000 from $3,980,000 to $3,889,000, or 2.3%. The decrease in wound care sales was primarily due to generally soft conditions in the wound care market created by changes in government reimbursement programs, the closing of home health care units, the impact of managed care, and consolidation of distributors.

  Cost of sales increased from $2,580,000 to $3,611,000, or 40.0%. As a percentage of sales, cost of sales increased from 44.6% in the first quarter of 1998 to 52.3% in the first quarter of 1999. This was due to the weighted impact of increased sales of Caraloe's products, which have a lower gross margin than the Company's wound and skin care products.

  Selling,  general  and   administrative  expenses  remained   consistent,
  increasing from $2,504,000 in the first quarter of 1998 to $2,551,000 in 1999.

  Research and development ("R&D") expenses increased to $1,771,000 from $599,000 primarily due to the Phase III clinical trial for the Company's Aliminase[TM] product.

  Net interest income of $30,000 in the first quarter of 1999 was comparable to the $57,000 of net interest income in the first quarter of 1998.

  Net loss for the first quarter of 1999 was $1,005,000. Net income, excluding clinical trial expenses, for the quarter was $168,000 versus net income of $152,000 for the first quarter of 1998. This was due primarily to reductions in selling expenses and research expenditures that exceeded the decrease in sales volume. Assuming dilution, net loss per share was $0.11 in the first quarter of 1999, or $0.02 per share excluding clinical trial expenses, compared to net income per share of $0.02 during the same period in 1998.

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

  With respect to information technology systems, the Company has historically followed a policy of purchasing or licensing commercially available computer software packages for use in operating its business. These packages are typically maintained by their developers, and newer releases of the packages are periodically made available to the users of the packages for purchase or license or as part of annual maintenance programs. The Company typically installs these packages with little or no custom modification to the programs contained therein. Accordingly, the Company expects to incur little, if any, cost for custom-developed software. The Company's primary business application software used in its Costa Rica facility was found during 1998 not to be ready for the Year 2000, and the Company subsequently acquired a newer release of the software package which is Y2K-ready. This upgrade will be installed during the second quarter of 1999. The cost incurred to date to replace or upgrade software packages are approximately $30,000.

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

  The Company will also be sending a similar survey to its significant customers in the second quarter of 1999 in order to assess their Y2K readiness. The disruption in a customer's business due to this issue could also have a negative impact on the Company's sales and profitability, although the impact to the Company cannot be determined at this time.

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

  Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

  The Company's exposure to market risk from changes in foreign currency exchange rates and the supply and prices of Aloe vera leaves has not changed materially from its exposure at December 31, 1998, as described in the Company's Form 10-K Annual Report for the year then ended.


  Item 6.   Exhibits and Reports on Form 8-K

       (a)  Exhibits:

            Exhibit   Description
              No.

            10.1 Supply Agreement between Caraloe, Inc. and For Your Health, Inc. dated March 5, 1999.

            10.2 Trademark License Agreement between Caraloe, Inc. and For Your Health, Inc., dated March 5, 1999.

            10.3 Letter dated February 25, 1999 from Aloe Commodities, Inc. to Carrington Laboratories, Inc.

            27.1      Financial Data Schedule

       (b)  Reports on Form 8-K:

            No reports on Form 8-K were filed by the Company during the quarter ended March 31, 1999.

                             SIGNATURES


  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            CARRINGTON LABORATORIES, INC.
                                                   (Registrant)


  Date: May 17, 1999                     By: /s/ Carlton E. Turner
       ------------------                       ------------------------
                                                 Carlton E. Turner,
                                                 President and C.E.O.
                                                 (principal executive
                                                 officer)


  Date: May 17, 1999                     By: /s/ Robert W. Schnitzius
       ------------------                       -----------------------
                                                 Robert W. Schnitzius,
                                                 Chief Financial Officer
                                                 (principal financial and
                                                 accounting officer)

                               INDEX TO EXHIBITS

       Item  Description
        No.

       10.1 Supply Agreement between Caraloe, Inc. and For Your Health, Inc. dated March 5, 1999.

       10.2 Trademark License Agreement between Caraloe, Inc. and For Your Health, Inc., dated March 5, 1999.

       10.3 Letter dated February 25, 1999 from Aloe Commodities, Inc.to Carrington Laboratories, Inc.

       27.1      Financial Data Schedule