Form 10-Q
period 1999-06-30
CARRINGTON LABORATORIES INC /TX/
filed 1999-08-13
CIK 718007

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549
                                Form 10-Q

  (Mark One)
    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES
                           EXCHANGE ACT OF 1934

           ( x )  For the quarterly period ended June 30, 1999

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

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days
  Yes   X       No _____

            APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
               PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

  Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court
  Yes _____     No _____

                  APPLICABLE ONLY TO CORPORATE ISSUERS:
  Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date. 9,360,064 shares of Common Stock, $.01 par value, were outstanding at August 10, 1999.

                                    INDEX


                                                                Page
                                                                ----
       Part I.   FINANCIAL INFORMATION

            Item 1.   Financial Statements

                      Condensed Consolidated Balance Sheets
                      at June 30, 1999 (unaudited) and
                      December 31, 1998                            3

                      Condensed Consolidated Statements of
                      Operations for the three and six
                      months ended June 30, 1999 and
                      1998 (unaudited)                             4-5

                      Condensed Consolidated Statements
                      of Cash Flows for the six months
                      ended June 30,1999 and 1998 (unaudited)      6

                      Notes to Condensed Consolidated Financial
                      Statements (unaudited)                       7-9

            Item 2.   Management's Discussion and Analysis of
                      Financial Condition and Results of
                      Operations                                   9-17

            Item 3.   Quantitative and Qualitative Disclosures
                      About Market Risk                            17

       Part II.  OTHER INFORMATION

            Item 4.   Submission of Matters to a Vote of
                      Security Holders                             18

            Item 6.   Exhibits and Reports on Form 8-K             18

  PART I - FINANCIAL INFORMATION

  Item 1.  Financial Statements

  Condensed Consolidated Balance Sheets
  (Dollar amounts in 000's)

                                      December 31,     June 30,
                                         1998            1999
                                                     (unaudited)
                                         ------        ------
Assets
  Cash and cash equivalents             $ 3,931       $ 2,900
  Accounts receivable, net                2,961         3,205
  Inventories                             4,969         4,599
  Prepaid expenses                          739         1,093
                                         ------        ------
     Total current assets                12,600        11,797

  Property, plant and equipment, net     11,050        10,961
  Other assets                              597           573
                                         ------        ------
         Total assets                   $24,247       $23,331
                                         ======        ======

Liabilities and Shareholders' Investment

  Accounts payable                      $ 1,369       $ 1,845
  Accrued liabilities                     1,515         1,439
                                         ------        ------
     Total current liabilities            2,884         3,284

  Shareholders' investment:
   Common stock                              94            94
   Capital in excess of par              51,739        51,819
   Deficit                              (30,467)      (31,866)
                                         ------        ------
     Total shareholders' investment      21,366        20,047
                                         ------        ------
  Total liabilities and
     shareholders' investment           $24,247       $23,331
                                         ======        ======

     The accompanying notes are an integral part of these statements.

  Condensed Consolidated Statements of Operations (unaudited)
  (Dollar amounts and shares in 000's, except per share amounts)

                                           Three Months Ended
                                                June 30,
                                          1998          1999
                                         ------        ------
  Net sales                             $ 6,027       $ 6,750
  Costs and expenses:
    Cost of sales                         2,599         3,370
    Selling, general and administrative   2,778         2,592
    Research and development                647           661
    Research and development,
     Aliminase[TM] clinical trial             0           551
    Interest, net                           (57)          (30)
                                         ------        ------
       Income (loss) before income taxes     60          (394)
       Provision for income taxes            -             -
                                         ------        ------
       Net income (loss)                $    60       $  (394)
                                         ======        ======
  Net income (loss) per share-
    basic and diluted                   $  0.00       $ (0.04)
                                         ======        ======


     The accompanying notes are an integral part of these statements.

  Condensed Consolidated Statements of Operations (unaudited)
  (Dollar amounts and shares in 000's, except per share amounts)

                                           Six Months Ended
                                               June 30,
                                         1998           1999
                                         ------        ------
  Net sales                             $11,815       $13,648
  Costs and expenses:
    Cost of sales                         5,180         6,981
    Selling, general and administrative   5,282         5,143
    Research and development              1,245         1,313
    Research and development,
     Aliminase[TM] clinical trial             0         1,670
    Interest, net                          (114)          (60)
                                         ------        ------
       Income (loss) before income taxes    222        (1,399)
       Provision for income taxes            10             -
                                         ------        ------
    Net income (loss)                   $   212       $(1,399)
                                         ======        ======
  Net income (loss) per share
    basic and diluted                  $   0.02       $ (0.15)
                                         ======        ======

  The accompanying notes are an integral part of these statements.

  Condensed Consolidated Statements of Cash Flows (unaudited)
  (Dollar amounts in 000's)

                                                  Six Months Ended
                                                       June 30,
                                                  1998         1999
                                                  -----       ------
  Cash flows from operating activities
    Net income (loss)                            $  212      $(1,399)
    Adjustments to reconcile net income
      (loss) to net cash provided (used)
      by operating activities:
       Depreciation and amortization                557          513
       Provision for inventory obsolescence         127          173
    Changes in assets and liabilities:
       Receivables, net                             (72)        (244)
       Inventories                                 (163)         197
       Prepaid expenses                            (355)        (354)
       Other assets                               1,100           24
       Accounts payable and accrued liabilities    (216)         401
                                                  -----       ------
    Net cash provided by
       operating activities                       1,190         (689)

    Cash flows from investing activities:
       Purchases of property, plant
        and equipment                              (876)        (421)
                                                  -----       ------
    Net cash used by investing activities          (876)        (421)

    Cash flows from financing activities:
       Issuances of common stock                     75           80
    Debt payments                                   (16)          (1)
                                                  -----       ------
    Net cash provided by financing activities        59           79
                                                  -----       ------
    Net increase (decrease) in cash
       and cash equivalents                         373       (1,031)

    Cash and cash equivalents, beginning
       of period                                  4,023        3,931
                                                  -----       ------
    Cash and cash equivalents, end of period    $ 4,396      $ 2,900
                                                  -----       ------
    Supplemental disclosure of cash flow
      information
       Cash paid during the period for interest $     2      $    -
       Cash paid during the period for federal,
        state and local income taxes                 65           44


  The accompanying notes are an integral part of these statements.

  Notes to Condensed Consolidated Financial Statements (unaudited)

  (1)  Condensed Consolidated Financial Statements:

  The condensed consolidated balance sheet as of June 30, 1999, the condensed consolidated statements of operations for the three and six month periods ended June 30, 1998 and 1999 and the condensed consolidated statements of cash flows for the six month periods ended June 30, 1998 and 1999 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include all normal recurring adjustments) necessary to present fairly the consolidated financial position, results of operations and cash flows at June 30, 1999 and for all periods presented have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's annual report to shareholders or Form 10-K for the year ended December 31, 1998.


  (2)  Net Income (Loss) Per Share:

  Basic net income (loss) per share was  computed by dividing net income
  (loss) by the weighted average number of common shares outstanding. The weighted average number of common shares outstanding for the quarters ended June 30, 1998 and 1999 were 9,315,000 and 9,358,000, respectively. The weighted average number of common shares outstanding for the six month periods ended June 30, 1998 and 1999 were 9,309,000 and 9,354,000, respectively,

  In calculating the diluted net loss per share for the three and six month periods ended June 30, 1999, no effect was given to options and warrants because the effect would be antidilutive. Total dilutive securities were insignificant in the three and six month periods ended June 30, 1998 and had no impact on diluted net income per share.

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

  Corporate income (loss) before income taxes set forth in the following table includes research and development expenses which were related to the development of pharmaceutical products not associated with the reporting segments. Assets which are used in more than one segment are reported in the segment where the predominant use occurs. The Company's production facility in Costa Rica, which provides bulk ingredients for both segments, and total cash for the Company are included in the Corporate Assets figure.

  Reportable Segments (in thousands)

  -------------------------------------------------------------------
  Quarter Ended           Wound      Caraloe
  June 30, 1998           Care         Inc.       Corporate    Total
  -------------------------------------------------------------------
  Sales to unaffiliated
   customers             $ 4,494    $ 1,533       $    -      $ 6,027
  Income (loss) before
   income taxes              329        293          (562)         60
  Identifiable assets     14,070      2,055        10,093      26,218
  Capital expenditures       168          9           379         556
  Depreciation and
   amortization              149         -            123         272

  -------------------------------------------------------------------
  Quarter Ended
  June 30, 1999
  -------------------------------------------------------------------
  Sales to unaffiliated
   customers             $ 3,746    $ 3,004       $    -      $ 6,750
  Income (loss) before
   income taxes             (22)        676        (1,048)       (394)
  Identifiable assets     14,134      1,289         7,908      23,331
  Capital expenditures        40         -            225         265
  Depreciation and
   amortization              167         -             89         256

  -------------------------------------------------------------------
  Six Months Ended         Wound     Caraloe
  June 30, 1998             Care        Inc.      Corporate    Total
  -------------------------------------------------------------------
  Sales to unaffiliated
   customers             $ 8,474    $ 3,341       $    -      $11,815
  Income (loss) before
   income taxes              602        703        (1,083)        222
  Capital expenditures       193         18           665         876
  Depreciation and
   amortization              299         -            258         557

  -------------------------------------------------------------------
  Six Months Ended
  June 30, 1999
  -------------------------------------------------------------------
  Sales to unaffiliated
   customers             $ 7,635    $ 6,013       $    -      $13,648
  Income (loss) before
   income taxes              (93)     1,289        (2,595)     (1,399)
  Capital expenditures       137         -            284         421
  Depreciation and
   amortization              343         -            170         513

  (4)  Income Taxes:

  The tax effects of temporary differences including net operating loss carryforwards have given rise to net deferred tax assets. At December 31, 1998, the Company provided a valuation allowance against the entire deferred tax asset due to the uncertainty as to the realization of the asset. At December 31, 1998, the Company had net operating loss carryforwards of approximately $35,830,000 for federal income tax purposes, which expire during the period from 1999 to 2011, and research and development tax credit carryforwards of approximately $839,000, which expire during the period from 1999 to 2008, all of which are available to offset federal income taxes due in future periods.

  (5)  Commitments and Contingencies:

  In February 1995, the Company entered into a commitment to purchase $2.5 million of freeze-dried products from its principal supplier over a 66 month period ending in August 2000. The commitment, which also provides for monthly minimum purchases, is required to be supported to the extent of 60% of the remaining commitment by a letter of credit from a bank or a pledged certificate of deposit. Through June 30, 1999, the Company has purchased $636,000 of products pursuant to this commitment and made prepayments of $486,000 toward future deliveries under the commitment. The Company is continuing its effort to develop the markets for its freeze-dried products. Due to the unique technology of these products, this effort has taken longer than was initially expected. In anticipation of increased demand for freeze-dried products, the Company is currently developing plans to purchase the amount of products required under the commitment, some of which may be in the form of freeze-dried bulk material. Due to the very long shelf life of the freeze-dried products, management believes that no losses will be incurred as a result of making the purchases necessary to fulfill the Company's commitment under the agreement. However, there is no assurance that the Company will be able to sell all of the products purchased, and the Company could incur significant losses if it is not able to do so.


  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

  Background

  The Company is a research-based biopharmaceutical, medical device, raw materials and nutraceutical company engaged in the development, manufacturing and marketing of naturally-derived complex carbohydrate and other natural product therapeutics for the treatment of major illnesses and the dressing and management of wounds, and nutritional supplements. The Company is comprised of two business segments. See
  Note (3) to the condensed consolidated financial statements for financial information about these business segments. The Company sells, using a network of distributors, prescription and nonprescription human and veterinary products through its wound and skin care division and consumer and bulk raw material products through its consumer products subsidiary, Caraloe, Inc. The Company's research and product portfolio are based primarily on complex carbohydrates isolated from the Aloe vera L. plant.

  Liquidity and Capital Resources

  At December 31, 1998 and June 30, 1999, the Company held cash and cash equivalents of $3,931,000 and $2,900,000, respectively. The net decrease in cash of $1,031,000 is primarily attributable to significant cash outlays for commencement of the Phase III Aliminase[TM] clinical trials discussed below.

  The Company has invested in inventory to support sales of bulk products to Mannatech, Inc. Receivables from this customer totaled $1,106,000 as of June 30, 1999. As of July 31, 1999 all of this balance had been collected.

  In February 1999, the Company received a letter from Aloe Commodities International, Inc. ("ACI") offering a program to repurchase the Company's 600,000 shares of ACI stock at $1.00 per share, which is the price the Company paid for the shares, over a 24 month period ending in March 2001. On June 14, 1999, ACI informed the Company that, due to debt covenant restrictions, it would not be able to repurchase its stock. Subsequently, ACI and the Company agreed that the payments previously made by ACI under the stock repurchase program would be reapplied to the payment of ACI's indebtedness to the Company and that the remaining payments to be made by ACI under that program would likewise be applied to the payment of ACI's indebtedness. Accordingly, the Company still owns the same amount of stock of ACI that it owned prior to the inception of the repurchase program. There is no assurance that ACI will repurchase any of its stock from the Company or that it will pay all or any portion of its remaining indebtedness to the Company. As of July 31, 1999, ACI had made the first three payments, totaling $40,000, according to the schedule. The Company had fully reserved the entire amount of the $600,000 investment in ACI as of December 31, 1998.

  As of June 30, 1999, the Company had no material capital commitments other than its leases and agreements with suppliers and contracts related to a Phase III trial. The Company has reformulated its proprietary product Aliminase[TM] and has re-entered the clinic with a Phase III trial. The Company signed an agreement with a contract research organization on January 25, 1999 in the amount of approximately $3.1 million to perform the Phase III clinical trial, and initial patient dosing began on April 7, 1999. Costs incurred under this agreement were $1,384,000 for the six months ended June 30, 1999.

  In February 1995, the Company entered into a supply agreement with its supplier of freeze-dried products. The agreement required that the Company establish a letter of credit equal to 60% of the minimum purchase commitment of $2,500,000, but allowed for the amount of the letter of credit to be reduced by 60% of the payments made under the agreement. In April 1998, the letter of credit was reduced under this provision of the agreement to $1,100,000. The supplier currently produces the CarraSorb[TM] M Freeze Dried Gel and the Carrington[TM] (Aphthous Ulcer) Patch for the Company. Both of these products represent new technology and are still in the early phase of marketing. The Company had approximately $393,000 of CarraSorb[TM] M and Carrington[TM] (Aphthous Ulcer) Patch inventory on hand as of June 30, 1999.

  The supply agreement also requires the Company to make minimum monthly purchases of $30,000. In February 1998, the supply agreement was amended to allow for unmet monthly minimum purchase amounts to be met by prepayments, to be applied to future purchases under the agreement, which allows the Company to keep inventory at levels appropriate for sales demand. The Company is continuing its effort to develop the markets for its freeze-dried products. Due to the unique technology of these products, this effort has taken longer than was initially expected. In anticipation of increased demand for freeze-dried products, the Company is currently developing plans to purchase the amount of products required under the commitment, some of which may be in the form of freeze-dried bulk material. Due to the very long shelf life of the freeze-dried products, management believes that no losses will be incurred as a result of making the purchases necessary to fulfill the Company's commitment under the agreement. See Note (5) to the condensed consolidated financial statements.

  As of June 30, 1999, the Company had paid this supplier a total of $1,122,000 for products purchased and prepayments made under the agreement. The Company is in full compliance with the agreement and, as of June 30, 1999, had the available resources to meet all future minimum purchase requirements. There is, however, no assurance that the Company will be able to sell all of the products it is required to purchase from this supplier. If and to the extent that the Company makes prepayments under the agreement but does not apply those prepayments to pay for products that it can sell, such prepayments would eventually have to be charged against the Company's earnings.

  In November 1997, the Company entered into an agreement with Comerica Bank-Texas for a $3,000,000 line of credit, secured by accounts receivable and inventory. This credit facility is used to secure the Letter of Credit described above and will be used for operating needs, as required. As of June 30, 1999 there were no amounts outstanding under this credit facility.

  In November 1995, the Company signed a licensing agreement with a supplier of calcium alginates and other wound care products. Under the agreement, the Company has exclusive marketing rights for ten years to advanced calcium alginate products for North and South America and the People's Republic of China. The Company made an up-front payment of $500,000 to the supplier in November 1995, and in July 1997 and October 1997, additional payments of $166,000 and $167,000, respectively, were paid to this supplier upon delivery of the CarraSmart[TM] Hydrocolloid, a new product launched in the third quarter of 1997. These payments resulted in increasing the prepaid assets of the Company. As of June 30, 1999, the net book value of this agreement was $574,000.

  As a result of sharp increases in sales of raw materials processed at the Company's processing facility in Costa Rica, the Company's demand for Aloe vera leaves has exceeded and continued to exceed both the current and the normal production capacity of its farm. It has therefore been necessary for the Company to purchase Aloe vera leaves from other sources at costs that are significantly higher than the cost of leaves produced on its own farm.

  In March 1998, the Company, with four other investors, formed Aloe and Herbs International, Inc., a Panamanian corporation ("Aloe & Herbs"), with the sole intent of acquiring a 5,000-acre tract of land in Costa Rica to be used for the production of Aloe vera leaves to be sold to the Company at competitive, local market rates. This would allow the Company to save approximately 50% on the per-kilogram cost of leaves as compared to the cost of importing leaves from other Central and South American countries. Aloe & Herbs subsequently formed a wholly-owned subsidiary, Rancho Aloe (C.R.), S.A., a Costa Rican corporation ("Rancho Aloe"), which acquired the land in March 1998. The Company reserved all of its loans to Aloe & Herbs at December 31, 1998, due to uncertainty regarding Aloe & Herbs' ability to meet significant mortgage obligations in 1999 and 2000. Aloe & Herbs is current on its mortgage obligation through June 1999. Regular shipments of leaves from Rancho Aloe to the Company commenced in April 1999. In that same month, the Company also signed letters of intent to lease approximately 17.6 acres of land from Rancho Aloe for one year and planted its own Aloe vera plants in the leased plot due to the lack of additional productive land on its own farm. The Company also pays a monthly fee for the maintenance of the plot.

  The Company leases approximately 24,000 square feet of laboratory space in Irving, Texas for its research and development and quality control laboratories. The lease on this space expires on January 31, 2000, and the Company has exercised its option to renew the lease for an additional five years. The renewal option calls for the new lease rate to be at fair market value, which is significantly more than the current lease rate. The Company and the landlord are currently negotiating the renewal rate.

  The Company will shut down its bulk material processing facility in Costa Rica during the month of October in order to make modifications to the production areas and building. These modifications are needed to increase the capacity of the facility and enable it to accommodate the growing workforce at the facility. The cost of this project is expected not to exceed $380,000 . The Company has been building its inventory of the bulk materials produced in this facility and does not expect the shutdown to cause any interruption in the supply of raw materials or finished products to its customers.

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

  Second Quarter of 1999 Compared With Second Quarter of 1998

  Net sales were $6,750,000 in the second quarter of 1999, an increase of $723,000, or 12.0%, compared with $6,027,000 in the second quarter of 1998. Caraloe, Inc., the Company's consumer products subsidiary, increased sales 96.0% from $1,533,000 to $3,004,000. Caraloe sales to Mannatech, Inc., which are primarily Manapol[R] powder, increased from $1,170,000 in the second quarter of 1998 to $2,761,000 in the second quarter of 1999. Sales of the Company's wound and skin care products decreased 16.6%, due to product mix and intense downward pricing pressure, to $3,746,000 in the second quarter of 1999 as compared to $4,494,000 in the second quarter of 1998.

  Cost of sales increased from $2,599,000 to $3,370,000, or 30.0%. As a percentage of sales, cost of sales increased from 43.1% in the second quarter of 1998 to 49.9% in the second quarter of 1999. This was due to the weighted impact of increased sales of Caraloe's products, which have a lower gross margin than the Company's wound and skin care products and to narrower wound care margins due to downward pricing pressures.

  Selling, general and administrative expenses decreased from $2,778,000 in the second quarter of 1998 to $2,592,000 in 1999 despite the increase in sales. This was primarily attributable to reduced selling expenses as the Company continued to reap the ongoing cost benefits of a streamlined sales force and to the lower wound care sales volume.

  Research  and  development  expenses  increased   to  $1,212,000  from
  $647,000, or 87.3%.   This was due to  the impact of the  costs of the
  clinical trial of Aliminase[TM].

  Net interest income of $30,000 in the second quarter of 1999 compared to $57,000 of net interest income in the second quarter of 1998.

  Net loss for the second quarter of 1999 was $394,000 compared with net income of $60,000 during the second quarter of 1998. Assuming dilution, the net loss for the second quarter of 1999 was $0.04 per share, compared to net income of $0.00 per share for the same quarter of 1998. Excluding Aliminase[TM] clinical trial expenses, net income for the second quarter of 1999 was $157,000, or $0.02 per share.

  First Six Months of 1999 Compared With First Six Months of 1998

  Net sales were $13,648,000 in the first six months of 1999, compared with $11,815,000 in the first six months of 1998. This increase of $1,833,000, or 15.5%, resulted from an increase of $2,672,000 in sales of Caraloe, Inc., the Company's consumer products subsidiary, and a decrease in wound care sales of $839,000. Caraloe's sales increased from $3,341,000 to $6,013,000, or 80.0%. Caraloe's sales to
  Mannatech, Inc., which were primarily Manapol[R] powder, increased from $2,340,000 in 1998 to $5,487,000 in 1999.

  Partially offsetting the above sales increase was a decrease in sales of the Company's wound and skin care products from $8,474,000 in 1998 to $7,635,000 in 1999, or 9.9%. Decreased wound care sales are primarily due to generally soft conditions in the wound care market created by changes in government reimbursement programs, the impact of managed care, and downward pricing pressures.

  Cost of sales increased from $5,180,000 to $6,981,000, or 34.8%. As a percentage of sales, cost of sales increased from 43.8% in the first six months of 1998 to 51.1% in the first six months of 1999. As is true for the quarter, this was due to the weighted impact of increased sales of Caraloe's products, which have a lower gross margin than the Company's wound and skin care products.

  Selling, general and administrative expenses decreased to $5,143,000 from $5,282,000, or 2.6%. This decrease was primarily attributable to reduced selling expenses as a result of a more streamlined sales force and to the lower wound care sales volume.

  Research and development expenses increased to $2,983,000 from $1,245,000, or 139.6%. This increase was primarily due to expenditures of $1,384,000 made in the clinical trial of the Company's proprietary drug Aliminase[TM].

  Net interest income of $60,000 was realized in the first six months of 1999, versus net interest expense of $114,000 in the first six months of 1998. The reduced investment income was primarily due to lower cash balances invested and reduced investment yields.

  Net loss for the first six months of 1999 was $1,399,000, compared with net income of $212,000 for the first six months of 1998. Assuming dilution, the net loss for the first six months of 1999 was $0.15 per share, compared to net income of $0.02 per share for the same period in 1998. Excluding Aliminase[TM] clinical trial expenses, net income for the first six months of 1999 was $271,000, or $0.03 per share.

  Year 2000 Issues

  Like many other organizations, the Company faces the prospect of what will happen to computers and other microprocessor-controlled equipment using two digit data fields when they encounter dates beyond 1999, as they may recognize the "00"of the year 2000 as the year 1900. This phenomenon, known as the Year 2000 or Y2K issue, may impact the Company in some manner, although the extent of any impact cannot be fully determined at this time. The Company has undertaken considerable efforts to assess its situation in areas that are determinable at this time.

  With respect to information technology systems, the Company has historically followed a policy of purchasing or licensing commercially available computer software packages for use in operating its business. These packages are typically maintained by their developers, and newer releases of the packages are periodically made available to the users of the packages for purchase or license or as part of annual maintenance programs. The Company typically installs these packages with little or no custom modification to the programs contained therein. Accordingly, the Company expects to incur little, if any, cost for custom-developed software. The Company's primary business application software used in its Texas facilities has been certified by the vendor as being Y2K compliant, but the primary business application software used in its Costa Rica facility was found during 1998 not to be ready for the Year 2000. The Company subsequently acquired and installed a newer release of the software package during the second quarter of 1999. The Company has initiated a testing program to insure that all information technology systems are compliant and will be functional at the beginning of the year 2000. This program is currently underway and is expected to be completed by August 1999.

  With respect to non-information technology systems, the Company has initiated efforts to assess its exposure due the Y2K impact on the portions of its production and laboratory equipment which are microprocessor-controlled. The Company has determined that there are no significant pieces of equipment in its Texas facilities that are not Year 2000-ready. The identified non-conforming equipment will be upgraded or replaced at an estimated cost of $20,000, and the target date for completing this task is September 1999. After the equipment is upgraded or replaced, the Company will test to confirm Y2K readiness. Testing is expected to be completed by September 1999.

  With respect to third parties, the Company has undertaken to assess the potential impact to its operations of its vendors and customers not being prepared for the Year 2000 impact on their systems. The Company surveyed all of its vendors from whom the Company made purchases totaling $5,000 or more in a recent 12-month period. To date, the Company has received responses from approximately 83% of the vendors surveyed, and the majority of vendors responding indicated that they were addressing the issue but were not yet fully ready, The Company made specific oral inquiries of local U. S. utility companies (electric, gas, water and telephone), each of which indicated it has made significant strides toward readiness but is not yet fully ready. Because of the material effect that the failure of any one of these utilities, particularly the electric company, to provide service to the Company as a result of Year 2000 unreadiness could have on the Company, and because of the uncertain responses that these utility companies have provided, the Company cannot provided assurance that its operations will not be materially affected by the Year 2000 issue, nor can it quantify the impact that a failure of one of these utilities to provide service would cause.

  In the first quarter of 1999, the Company met with representatives of the Costa Rica utility company providing service to its facility in Costa Rica, who indicated that the utility's operational equipment, much of which is older analog equipment, has not been tested, but is backed up by redundant manual/mechanical systems. Newer digital equipment is being certified as Y2K compliant as installed. The Company also met with officials of the National Bank of Costa Rica, who presented a detailed plan for Y2K compliance and testing. The bank officials indicated that approximately 80-90% of their systems had been tested at that time and found compliant.

  The most reasonably likely worst case scenario for the Company is a disruption in power to its manufacturing plants, as discussed above. As part of its contingency plan for dealing with these material uncertainties, the Company has initiated an inventory program designed to have several months of inventory of its core wound care products and raw material products on hand by the end of the third quarter of 1999. The cost of this inventory program is estimated not to exceed $500,000.

  The Company also surveyed its significant customers via the Internet during the second quarter of 1999 in order to assess their Y2K readiness. The disruption of a customer's business due to this issue could also have a negative impact on the Company's sales and profitability, although the impact to the Company cannot be determined at this time. The Company has already been contacted by one of its significant customers who indicated that it will be ordering additional products from the Company in the fourth quarter of 1999 in order to be able to avoid any Y2K-related disruptions in its service to its own customers.

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


  Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

  The Company's exposure to market risk from changes in foreign currency exchange rates and the supply and prices of Aloe vera leaves has not changed materially from its exposure at December 31, 1998, as described in the Company's Form 10-K Annual Report for the year then
  ended.  Part II   OTHER INFORMATION

  Item 4.   Submission of Matters to a Vote of Security Holders.

  At the 1999 Annual Meeting of Shareholders held on May 20, 1999, R. Dale Bowerman was re-elected to serve as a director of the Company for a term expiring at the 2002 annual meeting. The holders of 7,668,574 shares voted for Mr. Bowerman, and the holders of 195,775 shares abstained.

  The other directors whose terms of office continued after the meeting are George DeMott, Robert A. Fildes, Ph.D., Selvi Vescovi and Carlton
  E. Turner, Ph.D., D.Sc. James T. O'Brien resigned his position as a director effective as of the date of the 1999 Annual Shareholders meeting. No one was nominated for election to succeed Mr. O'Brien. The directorship vacated by him remains open and may be filled by action of the Board at a future date.

  The appointment of Ernst & Young LLP as independent auditors for the Company for the fiscal year ending December 31, 1999 was approved by the holders of 7,794,637 shares, with the holders of 22,769 shares voting against approval and the holders of 46,943 shares abstaining.

  Item 6.   Exhibits and Reports on Form 8-K


       a.   Exhibits:

            10.1 Exclusive Sales  Representative  Agreement dated  April
                 13,  1999,   between   Caraloe,   Inc.,   and   Classic
                 Distributing Company.

            10.2 Exclusive Sales  Representative  Agreement dated  April
                 13, 1999, between Caraloe, Inc., and Glenn Corporation.

            10.3 Terms Sheet  for  Lease of  Rancho  Aloe  Farm Land  to
                 Sabila Industrial dated April 20, 1999.

            10.4 Terms Sheet for Maintenance of Sabila Industrial Plants
                 on Leased Land dated April 20, 1999.

            10.5 Amendment Number One dated  May 27, 1999,  to the Sales
                 Distribution Agreement dated April 17, 1998, between Carrington Laboratories, Inc. and Carrington Laboratories, Belgium, NV and CSC Pharmaceuticals, Ltd., Dublin.

            27.1 Financial Data Schedule


       b.   Reports on Form 8-K:

                 The Registrant did not file any reports on Form 8-K during the quarter ended June 30, 1999.

                                SIGNATURES


  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     CARRINGTON LABORATORIES, INC.
                                          (Registrant)



  Date:     August 12, 1999           By: /s/ Carlton E. Turner
                                          ---------------------
                                          Carlton E. Turner
                                          President and C.E.O.
                                          (principal executive
                                          officer)



  Date:     August 12, 1999           By: /s/ Robert W. Schnitzius
                                          ------------------------
                                          Robert W. Schnitzius,
                                          Chief Financial Officer
                                          (principal financial and
                                          accounting officer)

                              INDEX TO EXHIBITS

       Item  Description
        No.

       10.1 Exclusive Sales Representative Agreement dated April 13, 1999, between Caraloe, Inc., and Classic Distributing Company.

       10.2 Exclusive Sales Representative Agreement dated April 13, 1999, between Caraloe, Inc., and Glenn Corporation.

       10.3 Terms Sheet for Lease of Rancho Aloe Farm Land to Sabila Industrial dated April 20, 1999.

       10.4 Terms Sheet for Maintenance of Sabila Industrial Plants on Leased Land dated April 20, 1999.

       10.5 Amendment Number One dated May 27, 1999, to the Sales Distribution Agreement dated April 17, 1998, between Carrington Laboratories, Inc. and Carrington Laboratories, Belgium, NV and CSC Pharmaceuticals, Ltd., Dublin.

       27.1  Financial Data Schedule