Form 10-Q
period 1999-09-30
CARRINGTON LABORATORIES INC /TX/
filed 1999-11-15
CIK 718007

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549
                                 Form 10-Q

    (Mark One)
      ( x )  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE
                      SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended September 30, 1999

                                    OR

      (   )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

  For the transition period from ______________ To __________________

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

                   APPLICABLE ONLY TO CORPORATE ISSUERS:
  Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date. 9,395,064 shares of Common Stock, $.01 par value, were outstanding at November 10, 1999.

                                     INDEX



                                                                  Page
                                                                  ----
       Part I.   FINANCIAL INFORMATION

            Item 1.   Financial Statements

                      Condensed Consolidated Balance Sheets
                      at September 30, 1999 (unaudited) and
                      December 31, 1998                            3

                      Condensed Consolidated Statements of
                      Operations for the three and nine
                      months ended September 30, 1999 and
                      1998 (unaudited)                             4-5

                      Condensed Consolidated Statements
                      of Cash Flows for the nine months
                      ended September 30, 1999 and 1998
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

                        PART I - FINANCIAL INFORMATION

  Item 1.  Financial Statements

  Condensed Consolidated Balance Sheets
  (Dollar amounts in 000's)

                                      December 31,   September 30,
                                         1998            1999
                                                     (unaudited)
                                         ------        ------
     Assets
  Cash and cash equivalents             $ 3,931       $ 2,774
  Accounts receivable, net                2,961         3,003
  Inventories                             4,969         6,155
  Prepaid expenses                          739         1,008
                                         ------        ------
     Total current assets                12,600        12,940

  Property, plant and equipment, net     11,050        10,853
  Other assets                              597           545
                                         ------        ------
         Total assets                   $24,247       $24,338
                                         ======        ======

     Liabilities and Shareholders'
      Investment

  Accounts payable                      $ 1,369       $ 2,221
  Accrued liabilities                     1,515         1,671
  Note payable                              -             200
                                         ------        ------
     Total current liabilities            2,884         4,092

  Shareholders' investment:
   Common stock                              94            94
   Capital in excess of par              51,736        51,873
   Deficit                              (30,467)      (31,721)
                                         ------        ------
     Total shareholders' investment      21,363        20,246
                                         ------        ------
  Total liabilities and
     shareholders' investment           $24,247       $24,338
                                         ======        ======


  The accompanying notes are an integral part of these statements.

   Condensed Consolidated Statements of Operations (unaudited)
  (Dollar amounts and shares in 000's, except per share amounts)



                                           Three Months Ended
                                              September 30,
                                          1998          1999
                                         ------        ------
  Net sales                             $ 6,003       $ 7,224
  Costs and expenses:
    Cost of sales                         2,766         3,275
    Selling, general and administrative   2,509         2,678
    Research and development                680           632
    Research and development,
      Aliminase[TM] clinical trial           -            565
    Other income                             -            (47)
    Interest, net                           (53)          (24)
                                         ------        ------
  Income before income taxes                101           145
  Provision for income taxes                  0             0
                                         ------        ------
  Net income                            $   101       $   145
                                         ======        ======
  Net income per share- basic
    and diluted                         $  0.01       $  0.02
                                         ======        ======


  The accompanying notes are an integral part of these statements.

  Condensed Consolidated Statements of Operations (unaudited)
  (Dollar amounts and shares in 000's, except per share amounts)

                                          Nine Months Ended
                                            September 30,
                                          1998          1999
                                         ------        ------
  Net sales                             $17,818       $20,872
  Costs and expenses:
    Cost of sales                         7,946        10,256
    Selling, general and administrative   7,791         7,821
    Research and development              1,925         1,945
    Research and development,
      Aliminase[TM] clinical trial           -          2,235
    Other income                             -            (47)
    Interest, net                          (167)          (84)
                                         ------        ------
  Income (loss) before income taxes         323        (1,254)
  Provision for income taxes                 10             0
                                         ------        ------
  Net income (loss)                     $   313       $(1,254)
                                         ======        ======
  Net income (loss) per share -
    basic and diluted                   $  0.03       $ (0.13)
                                         ======        ======


  The accompanying notes are an integral part of these statements.

  Condensed Consolidated Statements of Cash Flows (unaudited)
  (Dollar amounts in 000's)

                                                Nine Months Ended
                                                  September 30,
                                                1998        1999
                                               -----       ------
  Cash flows from operating activities
    Net income (loss)                         $  313     $ (1,254)
    Adjustments to reconcile net income
     (loss) to net cash provided (used)
     by operating activities:
       Depreciation and amortization             806          784
       Provision for inventory obsolescence       -            42
       Changes in assets and liabilities:
         Receivables, net                        (58)         (42)
         Inventories                             (47)      (1,228)
         Prepaid expenses                       (530)        (268)
         Other assets                          1,136           52
         Accounts payable and
           accrued liabilities                    49        1,007
                                               -----       ------
    Net cash provided (used) by
       operating activities                    1,699         (907)

    Cash flows from investing activities:
       Purchases of property, plant
       and equipment                          (1,079)        (586)
                                               -----       ------
    Net cash used by investing activities     (1,079)        (586)

    Cash flows from financing activities:
       Issuances of common stock                 110          137
    Proceeds of note payable                      (0)         200
                                               -----       ------
    Net cash provided by financing activities    110          337
                                               -----       ------
    Net increase (decrease) in cash
       and cash equivalents                      700       (1,157)

    Cash and cash equivalents, beginning
       of period                               4,023        3,931
                                               -----       ------
    Cash and cash equivalents, end
       of period                             $ 4,723      $ 2,774
                                               =====       ======
    Supplemental disclosure of cash flow
      information
       Cash paid during the period for
         interest                            $     1      $     3
       Cash paid during the period for
         federal, state and local
         income taxes                        $     2      $    12


  The accompanying notes are an integral part of these statements.

  Notes to Condensed Consolidated Financial Statements (unaudited)


  (1)  Condensed Consolidated Financial Statements:

  The condensed consolidated balance sheet as of September 30, 1999, the condensed consolidated statements of operations for the three and nine month periods ended September 30, 1998 and 1999 and the condensed consolidated statements of cash flows for the nine month periods ended September 30, 1998 and 1999 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include all normal recurring adjustments) necessary to present fairly the consolidated financial position, results of operations and cash flows at September 30, 1999 and for all periods presented have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's annual report to shareholders or Form 10-K for the year ended December 31, 1998.


  (2)  Net Income (Loss) Per Share:

  Basic net income (loss) per  share was computed by  dividing net income
  (loss) by the weighted average number of common shares outstanding. The weighted average numbers of common shares outstanding for the quarters ended September 30, 1998 and 1999 were 9,308,000 and 9,368,000, respectively. The weighted average numbers of common shares outstanding for the nine month periods ended September 30, 1998 and 1999 were 9,313,000 and 9,357,000, respectively,

  In calculating the diluted net loss per share for the three and nine month periods ended September 30, 1999, no effect was given to options and warrants because the effect would be antidilutive. Total dilutive securities were insignificant in the three and nine month periods ended September 30, 1998 and had no impact on diluted net income per share.

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

  Reportable Segments (in thousands)


  -------------------------------------------------------------------
  Quarter Ended           Wound       Caraloe
  September 30, 1998       Care         Inc.       Corporate    Total
  -------------------------------------------------------------------
  Sales to unaffiliated
   customers             $ 4,176    $ 1,827       $    -      $ 6,003
  Income (loss) before
   income taxes              341        352          (592)        101
  Identifiable assets     15,011      1,388        10,232      26,631
  Capital expenditures        13         -            190         203
  Depreciation and
   amortization               48          2           199         249

  -------------------------------------------------------------------
  Quarter Ended
  September 30, 1999
  -------------------------------------------------------------------

  Sales to unaffiliated
   customers             $ 3,903    $ 3,321       $    -      $ 7,224
  Income (loss) before
   income taxes              280        823          (958)        145
  Identifiable assets     13,926      1,169         9,243      24,338
  Capital expenditures        -          -            165         165
  Depreciation and
   amortization              181         -             90         271


  -------------------------------------------------------------------
  Nine Months Ended       Wound       Caraloe
  September 30, 1998       Care         Inc.       Corporate    Total
  -------------------------------------------------------------------
  Sales to unaffiliated
   customers             $12,650     $ 5,168      $    -      $17,818
  Income (loss) before
   income taxes              943       1,055       (1,675)        323
  Capital expenditures       206          18          855       1,079
  Depreciation and
   amortization              346           2          458         806

  -------------------------------------------------------------------
  Nine Months Ended
  September 30, 1999
  -------------------------------------------------------------------
  Sales to unaffiliated
   customers             $11,538     $ 9,334      $    -      $20,872
  Income (loss) before
   income taxes              187       2,112       (3,553)     (1,254)
  Capital expenditures       137           -          449         586
  Depreciation and
   amortization              524          -           260         784
</TABLE

  (4)  Income Taxes:

  The tax effects of  temporary differences including  net operating loss carryforwards have given rise to net deferred  tax assets.  At December
  31, 1998, the Company provided a valuation allowance against the entire deferred tax asset due to the uncertainty as  to the realization of the
  asset.   At  December 31,  1998,  the Company  had  net operating  loss carryforwards of  approximately  $42,325,000  for  federal  income  tax purposes, which  expire  during  the  period  from 1999  to  2011,  and research and  development  tax  credit  carryforwards of  approximately
  $839,000, which  expire during  the period  from 1999  to 2008,  all of which are  available  to  offset federal  income  taxes  due in  future periods.

  (5)  Commitments and Contingencies:

  In February 1995,  the Company  entered into  a commitment  to purchase
  $2.5 million of freeze-dried products from  its principal supplier over a 66 month period  ending in August  2000.  The  commitment, which also provides for monthly minimum purchases, is  required to be supported to the extent of  60% of the  remaining commitment  by a letter  of credit from a bank or a pledged certificate of deposit.  Through September 30,
  1999, the Company has  purchased $640,000 of products  pursuant to this commitment and made  prepayments of  $606,000 toward  future deliveries under the commitment.  The Company is  continuing its effort to develop
  the  markets  for  its  freeze-dried  products.    Due  to  the  unique
  technology of these  products, this  effort has  taken longer  than was initially expected.  In anticipation  of increased  demand  for freeze-
  dried products, the Company  is currently developing  plans to purchase the amount of products required under the commitment, some of which may
  be in the  form of freeze-dried  bulk material.   Due to the  very long
  shelf life  of  the  freeze-dried  products,  management  is  currently evaluating whether losses  will be incurred  as a result  of making the purchases necessary  to  fulfill  the  Company's  commitment under  the agreement.  However,  there is  no assurance that  the Company  will be able to sell all of the products purchased, and the Company could incur significant losses if it is not able to do so.

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

  Liquidity and Capital Resources

  At December 31, 1998 and September 30, 1999,  the Company held cash and
  cash equivalents of $3,931,000  and $2,774,000, respectively.   The net
  decrease in cash of $1,157,000 is primarily attributable to significant cash outlays for commencement  of the Phase  III Aliminase[TM] clinical trial discussed below.

  The Company has invested in inventory to support sales of bulk products to Mannatech, Inc. Receivables from this customer totaled $770,000 as of September 30, 1999. As of October 29, 1999 all of this balance had been collected.

  In February 1999, the  Company received a letter  from Aloe Commodities
  International, Inc.  ("ACI")  offering  a  program  to  repurchase  the
  Company's 600,000 shares of ACI stock at $1.00  per share, which is the price the Company paid for the shares, over a 24 month period ending in
  March 2001.  On  June 14, 1999, ACI  informed the Company  that, due to debt covenant  restrictions, it  would not  be able  to  repurchase its
  stock.   Subsequently, ACI  and the  Company agreed  that  the payments previously made  by ACI  under the  stock repurchase  program  would be reapplied to the payment of ACI's indebtedness  to the Company and that the remaining  payments to  be made  by  ACI under  that  program would likewise be applied to the payment of ACI's indebtedness.  Accordingly, the Company still owns  the same amount of  stock of ACI  that it owned
  prior to  the  inception  of  the  repurchase  program.   There  is  no
  assurance that ACI will repurchase any of its stock from the Company or that it will pay  all or any  portion of its  remaining indebtedness to
  the Company.   The  Company had  fully reserved  its investment  in and
  accounts receivables from ACI as of  December 31, 1998.   As of October
  29, 1999,  ACI  had made  the  first three  payments  according to  the schedule totaling $40,000 which is reflected in other income.  Payments scheduled to be  received second  and third quarter  totalling $65,0000 have not yet been received.

  The  Company   has   also   commenced   bottling   drinks  for   NuSkin
  International,   Inc.,   ("NuSkin"),   a    multi-level   marketer   of
  nutraceutical products,  at the  Company's Costa  Rica facility.   This
  business was brought to the Company by ACI,  and the Company has signed an agreement with ACI to pay a 10% finder's fee on all sales to NuSkin.
   The Company and  ACI agreed that  30% of  the fee,  or 3% of  sales to
  NuSkin, will be withheld from the finder's  fee payments and applied to the debt owed to the Company by ACI.

  As  of  September  30,  1999,  the  Company  had  no  material  capital commitments other  than its  leases and  agreements with  suppliers and contracts related to a Phase  III trial.  The  Company has reformulated
  its proprietary product  Aliminase[TM]   and has re-entered  the clinic
  with a  Phase  III trial.    The Company  signed  an  agreement with  a
  contract research organization  on January  25, 1999  in the  amount of approximately $3.1 million to perform the Phase III clinical trial, and
  initial patient dosing  began on April  7, 1999.   Costs incurred under
  this agreement were $2,039,000 for the  nine months ended September 30,
  1999.

  In February 1995, the Company entered into  a supply agreement with its
  supplier of  freeze-dried products.   The  agreement required  that the
  Company establish  a  letter of  credit  equal to  60%  of the  minimum purchase commitment of  $2,500,000, but allowed  for the amount  of the letter of credit to  be reduced by 60%  of the payments  made under the agreement.  In April 1998, the letter of  credit was reduced under this
  provision of  the  agreement to  $1,100,000.    The supplier  currently
  produces the CarraSorb[TM]  M Freeze  Dried Gel and  the Carrington[TM]
  (Aphthous Ulcer)  Patch  for  the  Company.   Both  of  these  products
  represent new technology and are still in the early phase of marketing.
  The   Company  had  approximately  $387,628  of   CarraSorb[TM]  M  and
  Carrington[TM] (Aphthous Ulcer) Patch inventory on hand as of September
  30, 1999.

  The supply agreement also requires the  Company to make minimum monthly
  purchases of  $30,000.   In  February  1998, the  supply  agreement was
  amended to allow for unmet  monthly minimum purchase amounts  to be met by prepayments, to be applied to  future purchases under the agreement, which allows the  Company to keep  inventory at levels  appropriate for sales demand.  The  Company is  continuing  its effort  to  develop the markets for its freeze-dried products.  Due to the unique technology of these products,  this  effort  has  taken  longer  than  was  initially
  expected.    In  anticipation  of  increased  demand  for  freeze-dried products, the  Company is  currently developing  plans to  purchase the amount of products required under the commitment,  some of which may be in the form of freeze-dried bulk material.  Due  to the very long shelf life of the  freeze-dried products, management  is currently evaluating whether losses will  be incurred  as a result  of making  the purchases necessary to fulfill the Company's commitment under the agreement.  See
  Note (5) to the condensed consolidated financial statements.

  As of September 30, 1999, the Company had paid this supplier a total of
  $1,182,000 for  products  purchased  and  prepayments  made  under  the agreement.  The Company is  in full compliance with  the agreement and, as of  September 30,  1999, had  the  available resources  to  meet all
  future minimum purchase requirements.   There is, however, no assurance
  that the  Company  will be  able  to sell  all  of the  products  it is required to purchase from this supplier.  If and to the extent that the
  Company makes prepayments under the agreement  but does not apply those prepayments to  pay for  products that  it can  sell,  such prepayments would eventually have to be charged against the Company's earnings.

  In November 1997, the  Company entered into an  agreement with Comerica
  Bank-Texas for a $3,000,000 line of credit, secured by accounts receivable and inventory. This credit facility is used to secure the letter of credit described above and will be used for operating needs, as required. As of September 30, 1999 there was $200,000 outstanding under this credit facility.

  In November  1995,  the Company  signed  a licensing  agreement  with a supplier of calcium alginates and other wound care products.  Under the agreement, the Company has exclusive marketing  rights for ten years to advanced calcium alginate products for North  and South America and the
  People's Republic of  China.  The  Company made an  up-front payment of
  $500,000 to the supplier in November 1995, and in July 1997 and October
  1997, additional payments of $166,000 and  $167,000, respectively, were paid to this supplier upon delivery of the CarraSmart[TM] Hydrocolloid,
  a new product launched  in the third  quarter of 1997.   These payments
  resulted in  increasing  the prepaid  assets  of the  Company.   As  of
  September 30, 1999, the net book value of this agreement was $551,000.

  The Company has entered into an agreement  with Dominick & Dominick LLC
  ("Dominick") to provide financial advisory services to the Company on a non-exclusive basis.  The  Company paid Dominick  an initial engagement fee of $5,000  and agreed  to pay a  retainer fee  of $5,000  per month beginning August  1, 1999  and a  supplemental fee  of $5,000  for each month in which  the Company is  scheduled to visit  Dominick's European
  branch offices.    Additional  fees  may  become  payable  if  Dominick
  performs  certain  services  for  the  Company.    The  agreement  also
  obligates the Company to reimburse Dominick  for its reasonable out-of-
  pocket expenses  incurred  on  behalf  of  the  Company;  to  indemnify
  Dominick and certain related  parties against certain  types of claims, liabilities, losses, damages and expenses; to grant to Dominick a five-
  year option to purchase 50,000 shares of  the Company's common stock at a price  of $3.50  per share;  to grant  Dominick  certain registration rights with  respect to  the option  shares; and  to grant  Dominick an option to purchase an additional 50,000  shares of the Company's common stock at  a  price of  $3.50  per share  if  Dominick performs  certain
  additional services  for the  Company.   The  agreement  (excluding the
  provisions  obligating  the  Company  to  grant   options  to,  and  to
  indemnify, Dominick) may be terminated by either party at any time.

  As a result of  sharp increases in  sales of raw  materials produced at the Company's processing facility  in Costa Rica,  the Company's demand for Aloe  vera leaves  has exceeded  and continued  to exceed  both the
  current and  the  normal  production capacity  of  its  farm.   It  has
  therefore been necessary for  the Company to purchase  Aloe vera leaves from other sources at costs that are significantly higher than the cost of leaves produced on its own farm.

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

  The Company loaned $487,000 to Aloe  & Herbs during 1998.   The Company
  reserved all of its loans to Aloe & Herbs at  December 31, 1998, due to uncertainty  regarding  Aloe  &  Herbs'  ability  to  meet  significant mortgage obligations in 1999 and 2000.  Aloe &  Herbs is current on its
  mortgage obligations  through  September 1999.    Regular shipments  of
  leaves from Rancho  Aloe to the  Company commenced  in April 1999.   In
  September  1999,  the  Company  also  signed   an  agreement  to  lease
  approximately 17.6 acres  of land from  Rancho Aloe for  one year, with
  provisions  for  automatic  renewal  in  one   year  increments  unless
  terminated by the Company or Rancho Aloe, and planted its own Aloe vera plants in the leased plot due to the lack of additional productive land
  on its  own  farm.    The Company  also  pays  a  monthly  fee for  the
  maintenance of the plot.  During the  quarter ended September 30, 1999,
  Aloe & Herbs repaid $2,000 of its debt to the Company.  This amount has been reflected in Other Income.

  The Company leases approximately 24,000 square feet of laboratory space in Irving, Texas for its research and development and quality control laboratories. The current term of the lease on this space expires on January 31, 2000, and the Company had the option to renew the lease for an additional five years. The renewal option called for the new lease rate to be at fair market value, which is significantly more than the current lease rate. In exchange for a reduction of the new lease rate, the Company agreed to renew the lease for 18 months, with no further option for renewal.

  The Company will shut down its bulk material processing facility in Costa Rica during the second half of November and the first half of December in order to make modifications to the production areas and building. These modifications are needed to increase the capacity of the facility and enable it to accommodate the growing workforce at the facility. The cost of this project is expected not to exceed $400,000.
   The Company has been building its inventory of the bulk materials produced in this facility and does not expect the shutdown to cause any significant interruption in the supply of raw materials or finished products to its customers.

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

  Regulation

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

  Third Quarter of 1999 Compared With Third Quarter of 1998

  Net sales were $7,224,000 in the third quarter  of 1999, an increase of
  $1,221,000, or 20.3%, compared with $6,003,000  in the third quarter of
  1998.   Caraloe,  Inc.,  the  Company's  consumer products  subsidiary,
  increased sales  from  $1,827,000  to  $3,321,000.   Caraloe  sales  to
  Mannatech, Inc., which  are primarily  Manapol7 powder,  increased from
  $1,502,000 in  the third  quarter of  1998 to  $2,965,000 in  the third quarter of 1999.  Sales of  the Company's wound and  skin care products decreased 6.5%,  due  to  product  mix  and  intense  downward  pricing pressure, to $3,903,000  in the  third quarter of  1999 as  compared to
  $4,176,000 in the third quarter of 1998.

  Cost of sales increased from $2,766,000 to $3,275,000, or 18.4%. As a percentage of sales, cost of sales decreased from 46.1% in the third quarter of 1998 to 45.3% in the third quarter of 1999. This was due to operating efficiencies achieved in the Company's Costa Rica operations that were partially offset by the weighted impact of increased sales of Caraloe's products, which have lower gross margins than wound care products.

  Selling, general and administrative expenses increased from $2,509,000 in the third quarter of 1998 to $2,678,000 in 1999.

  Research  and  development   expenses  increased  to   $1,197,000  from
  $680,000, or 76.0%.   This was  due to the  impact of the  costs of the
  clinical trial  of  Aliminase[TM], which  were  $565,000  for the  1999 quarter.

  Net interest income of $24,000 in the third quarter of 1999 compared to $53,000 of net interest income in the third quarter of 1998.

  Net income for  the third quarter  of 1999 was  $145,000, compared with
  net income  of $101,000  during the  third quarter  of 1998.   Assuming
  dilution, the net income  for the third  quarter of 1999  was $0.02 per share, compared to net income of  $0.01 per share for  the same quarter of 1998.  Excluding  Aliminase[TM] clinical trial  expenses, net income for the third quarter of 1999 was $710,000, or $0.08 per share.

  First Nine Months of 1999 Compared With First Nine Months of 1998

  Net sales were $20,872,000 in  the first nine months  of 1999, compared
  with $17,818,000 in the  first nine months  of 1998.   This increase of
  $3,054,000, or 17.1%, resulted from an  increase of $4,166,000 in sales of Caraloe,  Inc., the  Company's consumer  products subsidiary,  and a decrease in wound care sales of  $1,112,000.  Caraloe's sales increased from $5,168,000 to $9,334,000, or 80.6%.  Caraloe's sales to Mannatech,
  Inc., which were  primarily Manapol7 powder,  increased from $3,842,000 in 1998 to $8,451,550 in 1999.

  Partially offsetting the above  sales increase was a  decrease in sales of the Company's wound and skin care  products from $12,650,000 in 1998
  to $11,538,000  in  1999, or  8.8%.   Decreased  wound  care sales  are
  primarily due to  generally soft  conditions in  the wound  care market created by changes in government reimbursement  programs, the impact of managed care, and downward pricing pressures.

  Cost of sales increased from $7,946,000 to $10,256,000, or 29.1%. As a percentage of sales, cost of sales increased from 44.6% in the first nine months of 1998 to 49.1% in the first nine months of 1999. This was due to the weighted impact of increased sales of Caraloe's products, which have a lower gross margin than the Company's wound and skin care products.

  Selling, general and administrative expenses increased to $7,821,000 from $7,791,000.

  Research  and  development   expenses  increased  to   $4,180,000  from
  $1,925,000, or 117.1%.  This increase was primarily due to expenditures of $2,235,000 made in  the clinical trial of  the Company's proprietary drug Aliminase[TM].

  Net interest income of $84,000 was realized in the first nine months of 1999, versus net interest income of $167,000 in the first nine months of 1998. The reduced investment income was primarily due to lower cash balances invested and reduced investment yields.

  Net loss for  the first  nine months of  1999 was  $1,254,000, compared with  net  income  of  $313,000  for  the first  nine  months  of 1998.
  Assuming dilution, the net loss for  the first nine months  of 1999 was
  $0.13 per share, compared to net income of $0.03 per share for the same
  period in 1998.   Excluding Aliminase[TM] clinical  trial expenses, net
  income for the  first nine months  of 1999  was $981,000, or  $0.10 per share.

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


  With  respect  to  information  technology  systems,  the  Company  has historically followed a policy of purchasing  or licensing commercially available computer software packages for use in operating its business.
   These packages are typically maintained by their developers, and newer releases of the packages  are periodically made available  to the users of  the  packages  for  purchase  or  license  or  as  part  of  annual
  maintenance programs.   The Company  typically installs  these packages
  with little  or  no  custom  modification  to  the  programs  contained therein.  Accordingly,  the Company  expects to  incur little,  if any,
  cost for  custom-developed software.   The  Company's  primary business
  application software used in its Texas facilities has been certified by the vendor as being Y2K compliant, but the primary business application software used in its Costa Rica  facility was found during  1998 not to
  be ready  for the  Year 2000.   The  Company subsequently  acquired and
  installed a newer  release of  the software  package during  the second quarter of 1999.  The Company has initiated a testing program to insure that all  information  technology systems  are  compliant  and will  be
  functional at  the  beginning  of the  year  2000.    This program  was
  completed  in  September  1999,  and  all  systems  tested  were  found compliant.

  With respect  to non-information  technology systems,  the  Company has initiated efforts to assess its exposure  due to the Y2K  impact on the
  portions  of  its   production  and  laboratory   equipment  which  are
  microprocessor-controlled.  The  Company has determined  that there are no significant pieces of equipment in its Texas facilities that are not
  Year 2000-ready.

  With respect to third parties, the Company has undertaken to assess the potential impact to its operations of its vendors and customers not being prepared for the Year 2000 impact on their systems. The Company surveyed all of its vendors from whom the Company made purchases totaling $5,000 or more in a recent 12-month period. As of October 29, 1999, the Company had not received any responses from vendors surveyed which indicate that supply of products to the Company will be affected by Y2K issues. The Company made specific oral and Internet inquiries of local U. S. utility companies (electric, gas, water and telephone) to determine whether these essential services will be available for use by the Company on and after January 1, 2000. The utility company which provides gas and electric services to the Company, as well as the local telephone company, have both publicly certified that their critical systems are Y2K ready and have been tested to confirm their readiness.
  The local government-provided water utility has also certified its essential systems are Y2K ready.

  Because of the material effect that the failure of any one of these utilities, particularly the electric company, to provide service to the Company as a result of unforseen Year 2000 unreadiness issues could have on the Company, the Company cannot provide assurance that its operations will not be materially affected by the Year 2000 issue, nor can it quantify the impact that a failure of one of these utilities to provide service would cause.

  In the first quarter of  1999, the Company met  with representatives of the Costa Rica  utility company  providing service  to its  facility in
  Costa Rica,  who indicated  that the  utility's  operational equipment, much of which  is older analog  equipment, has  not been tested  but is
  backed up  by  redundant  manual/mechanical  systems.    Newer  digital
  equipment is  being  certified  as Y2K  compliant  as  installed.   The
  Company also met with officials of the National Bank of Costa Rica, who
  presented a detailed  plan for  Y2K compliance and  testing.   The bank
  officials indicated  at that  time that  approximately 80-90%  of their systems had been tested at that time and found compliant.  The bank has since publicly certified  that its systems  are prepared and  have been tested and proven ready for Y2K.

  The most reasonably likely worst case scenario for the Company is a disruption in power to its manufacturing plants, as discussed above.
  As part of its contingency plan for dealing with these material uncertainties, the Company has initiated an inventory program designed to have several months of inventory of its core wound care products and raw material products on hand by the end of the third quarter of 1999.
  The cost of this inventory program was approximately $500,000.

  The Company also  surveyed its  significant customers via  the Internet during the  second  quarter  of  1999  in  order to  assess  their  Y2K readiness.  The disruption of  a customer's business due  to this issue
  could  also  have  a  negative  impact   on  the  Company's  sales  and
  profitability, although the impact to the  Company cannot be determined
  at this time.   The Company  has already been  contacted by one  of its
  significant  customers,  which  indicated  that  it  will  be  ordering additional products from the Company  in the fourth quarter  of 1999 in order to be able to avoid any Y2K-related disruptions in its service to its own customers.  As of October 31,  1999, no such contingency orders had been received.

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

  Forward Looking Statements

  All statements other  than statements  of historical fact  contained in
  this  report,  including  but   not  limited  to   statements  in  this
  "Management's  Discussion  and  Analysis  of  Financial  Condition  and
  Results of Operations" (and  similar statements contained  in the Notes
  to  Consolidated   Financial  Statements)   concerning   the  Company's
  financial  position,  liquidity,  capital  resources   and  results  of
  operations, its  prospects  for  the  future  and  other  matters,  are forward-looking statements.  Forward-looking statements  in this report generally include  or are  accompanied by  words such  as "anticipate",
  "believe",  "estimate", "expect", "intend" or words  of similar import.
  Such forward-looking  statements  include,  but  are  not  limited  to, statements regarding the Company's plan or ability to achieve growth in demand for or sales  of products, to reduce  expenses and manufacturing costs and  increase  gross  margin  on  existing  sales,  to  initiate, continue or complete  clinical and  other research programs,  to obtain financing when it  is needed, to  fund its operations  from revenue and other available cash resources, to enter  into licensing agreements, to develop  and  market  new  products  and  increase  sales  of  existing products, to obtain government approval to market new products, to sell all of the freeze-dried, calcium alginate  and certain other wound care products that it is required to  purchase under its existing agreements with the suppliers of those products, to purchase or produce sufficient supplies  of  Aloe  vera  leaves  at  reasonable  costs,  to  stockpile sufficient inventories of finished  goods and bulk  materials to supply customers' needs during the planned shutdown of its Costa Rica facility and any actual or anticipated disruptions  resulting from Y2K problems, and to properly  assess its  situation with respect  to Y2K  issues and avoid any  material adverse  effects of  the  Y2K problem,  as  well as various other matters.

  Although the Company  believes that  the expectations reflected  in its forward-looking statements are  reasonable, no  assurance can  be given
  that such expectations  will prove correct.   Factors that  could cause
  the Company's results to  differ materially from  the results discussed in such forward-looking statements  include but are not  limited to the possibilities that the Company may be unable to obtain the funds needed to carry  out  large  scale  clinical  trials and  other  research  and development projects, that the results of the Company's clinical trials may not be sufficiently  positive to warrant  continued development and marketing of the  products tested,  that new  products may  not receive required approvals by  the appropriate  government agencies or  may not meet with adequate  customer acceptance,  that the  Company may  not be able to obtain financing when needed, that the  Company may not be able to obtain appropriate licensing agreements for  products that it wishes to market or products that it needs  assistance in developing, that the
  Company's efforts to improve its sales and reduce  its costs may not be sufficient to enable it to  fund its operating costs  from revenues and available cash resources,  that one or  more of the  customers that the
  Company expects to purchase significant quantities of products from the
  Company or Caraloe  may fail to  do so, that  competitive pressures may require the Company to lower the prices of or increase the discounts on its products, that the Company's sales  of products it is contractually obligated to purchase  from suppliers may  not be sufficient  to enable and justify its fulfillment of those  contractual purchase obligations, that other parties who owe the Company substantial amounts of money may
  be unable  to  pay what  they  owe the  Company,    that the  Company's
  increased inventories of  finished products  and bulk materials  may be insufficient to supply customers' needs during  the planned shutdown of its Costa  Rica  facility  or  any  actual or  anticipated  disruptions resulting from  Y2K  problems,  that  the  Company may  suffer  adverse effects  from  Y2K  problems  affecting  the  Company  or  its  vendors
  (including utility companies) or customers, and that the Company may be unable to produce or obtain, or  may have to pay  excessive prices for, the raw materials or products it needs.

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

  Part II   OTHER INFORMATION

  Item 6.   Exhibits and Reports on Form 8-K

       a.   Exhibits:

            10.1 Exclusive Sales and  Trademark Agreement dated  June 11,
                 1999, between Caraloe, Inc., and Nutra Vine.

            10.2 Lease  Agreement   between   Rancho   Aloe  and   Sabila
                 Industrial, S.A. dated September 23, 1999.

            10.3 Letter Agreement between Aloe Commodities International,
                 Inc. and Carrington  Laboratories, Inc.  dated September
                 29, 1999.

            10.4 Fourth   Lease    Amendment   between    Western   Atlas
                 International, Inc.  and Carrington  Laboratories, Inc.,
                 dated August 31, 1999.

            27.1 Financial Data Schedule


       b.   Reports on Form 8-K:

                 The Registrant did not file any reports on Form 8-K during the quarter ended September 30, 1999.


                             SIGNATURES


  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     CARRINGTON LABORATORIES, INC.
                                          (Registrant)



  Date:   November 15, 1999               By: /s/ Carlton E. Turner
                                          Carlton E. Turner,
                                          President and C.E.O.
                                          (principal executive
                                          officer)



  Date:   November 15, 1999               By: /s/ Robert W. Schnitzius
                                          Robert W. Schnitzius,
                                          Chief Financial Officer
                                          (principal financial and
                                          accounting officer)


                              INDEX TO EXHIBITS

       Item  Description
        No.

       10.1  Exclusive  Sales  and  Trademark  Agreement  dated June  11,
             1999, between Caraloe, Inc., and Nutra Vine.

       10.2  Lease  Agreement between Rancho Aloe  and Sabila Industrial,
             S.A. dated September 23, 1999.

       10.3  Letter  Agreement  between  Aloe Commodities  International,
             Inc.  and Carrington Laboratories, Inc.  dated September 29,
             1999.

       10.4  Fourth  Lease Amendment between Western Atlas International,
             Inc.  and Carrington  Laboratories, Inc.,  dated  August 31,
             1999.

       27.1  Financial Data Schedule

