Form 10-K
period 1999-12-31
CARRINGTON LABORATORIES INC /TX/
filed 2000-03-30
CIK 718007

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

                              Form 10-K

            Annual Report Pursuant to Section 13 or 15(d)
               of the Securities Exchange Act of 1934

             For the fiscal year ended December 31, 1999
                   Commission File Number 0-11997

                    Carrington Laboratories, Inc.
         ----------------------------------------------------
        (Exact name of Registrant as specified in its charter)

               Texas                            75-1435663
       ----------------------              -------------------
      (State of Incorporation)            (IRS Employer ID No.)

             2001 Walnut Hill Lane, Irving, Texas 75038
             ------------------------------------------
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

       Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
  days.  Yes [ X ]    No [   ]

       Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III
  of this Form 10-K or any amendment to this Form 10-K.  [   ]

       The aggregate market value of the Common Stock held by non-affiliates of the Registrant on March 24, 2000, was $31,187,000. (This figure was computed on the basis of the closing price of such stock on the NASDAQ National Market on March 24, 2000, using the aggregate number of shares held on that date by, or in nominee name for, shareholders who are not officers, directors or record holders of 10% or more of the Registrant's outstanding voting stock. The characterization of such officers, directors and 10% shareholders as affiliates is for purposes of this computation only and should not be construed as an admission for any other purpose that any of such persons are, in fact, affiliates of the Registrant.)

       Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date: 9,516,923 shares of Common Stock, par value $.01 per share, were outstanding on March 24, 2000.

                 DOCUMENTS INCORPORATED BY REFERENCE

       Portions of the Registrant's proxy statement for its annual meeting of shareholders to be held on May 18, 2000 are incorporated by reference into Part III hereof, to the extent indicated herein.

                               PART I

  ITEM 1. BUSINESS.

                               General

  Carrington Laboratories, Inc. ("Carrington" or the "Company") is a research-based biopharmaceutical, medical device and raw materials and nutraceutical company engaged in the development, manufacturing and marketing of naturally-derived complex carbohydrates and other natural product therapeutics for the treatment of major illnesses, the dressing and management of wounds and nutritional supplements. The Company is comprised of two business segments. See Note Fourteen to the consolidated financial statements in this Annual Report for financial information about these business divisions. The Company sells, using a network of distributors, prescription and nonprescription human and veterinary products through its Medical Services Division and consumer and bulk raw material products through its consumer products subsidiary, Caraloe, Inc. The Company's research and product portfolio are based primarily on complex carbohydrates isolated from the Aloe vera L. plant.

  The Company was incorporated in Texas in 1973 as Ava Cosmetics, Inc. In 1986, the Company sold the direct sales business it was then operating and changed its name to Carrington Laboratories, Inc.


                      Medical Services Division

  Carrington's Medical Services Division offers a comprehensive line of wound management products to hospitals, nursing homes, alternative care facilities and the home health care market. The Company's products are designed to maintain a moist wound environment which aids the healing process and to maintain the integrity of contiguous healthy skin. Carrington products are used in a wide range of acute and chronic wound and skin conditions and for incontinence and ostomy care.

  The Company's primary marketing emphasis for its wound and skin care business is directed toward hospitals and nursing homes, alternate care facilities, home health care providers and managed care organizations, with wound and skin care products being promoted primarily to physicians and specialty nurses, e.g., enterostomal therapists. Many of these organizations enter into pricing agreements with the Company based upon purchase volumes or member enrollments. These agreements allow the Company to promote its products to the group on an exclusive or non-exclusive basis. As some segments of the market shift from home health care to nursing homes, the Company has developed and is marketing a specialized educational and training program to nursing homes. Opportunities in the growing Internet market are also addressed through the Company's websites, www.carringtonlabs.com.and www.woundcare.com.

  The Company currently has 48 employees and independent representatives engaged in the sales and marketing of the Company's products. The Company's field sales force currently employs 16 sales representatives, each assigned to a specific geographic area in the United States, 4 regional sales managers, 1 representative in Puerto Rico and 1 in Belgium. The Company also uses 6 independent sales companies employing 13 sales representatives to sell its products on a commission basis. In addition to this field sales force, the medical services division employs 2 telemarketers, who focus on alternative care facilities and the home health care market, and 11 employees in customer service, administrative support and executive management.

  The  Company's  products  are  primarily  sold  through  a  network  of distributors. Three of the Company's largest distributors in the hospital market are McKesson HBOC/General Medical("McKesson"), Owens & Minor and Bergen Brunswig. During fiscal 1997, 1998 and 1999, sales of wound and skin care products to McKesson represented 12%, 11%, and 5%, respectively, of the Company's total net sales. Sales to Owens & Minor represented 11%, 10%, and 9%, respectively, of total net sales during the same periods. Sales to Bergen Brunswig represented 9%, 5%, and 4%, respectively, of total net sales during the same periods.

  The Company has over 200 pricing agreements in effect as of December 31, 1999. Many of these are for small purchasing groups, managed care organizations or facilities or are for a limited number of products. The Company also has over 30 national pricing agreements which allow its representatives to make presentations in member facilities throughout the country. In February 2000, the Company announced the extension of it's existing purchase agreement with the Veterans Administration ("VA") for wound and skin cleansers. In March 2000, the Company announced the award of two new purchase agreements with the VA, one for it's amorphous hydrogel products and one for it's full line of incontinence products. All three agreements are for a period of two years and all are sole-source contracts. The Company also announced in March 2000 that it was awarded two non-exclusive national contracts with Novation, a supply cost management company which serves the purchasing needs of over 6,600 health care organizations nationwide. One agreement is for wound care products and the other for incontinence and skin care products. Both agreements are for three year periods, effective May 1, 2000.

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

  On September 3, 1996, the Company signed an exclusive contract with Faulding Pharmaceuticals ("Faulding") to market the Company's wound care products in Australia and New Zealand. On January 12, 1998, Faulding and Carrington executed Amendment Number One to the existing Distribution Agreement between the parties. This Amendment adds the following countries to the territories covered under that Agreement:
  Thailand, Vietnam, Singapore, the Philippines, Malaysia and Myanmar. Pursuant to the Amendment, products are being shipped on order.

  In December 1996, the Company entered into an agreement with Suco International Corp. ("Suco") whereby the Company appointed Suco as exclusive distributor of certain of the Company's products in Haiti, Columbia, Venezuela, Uruguay, Bolivia, Peru, Paraguay and Ecuador for a five-year term, subject to early termination under certain circumstances. The agreement requires Suco to register the products covered by the agreement in each of those countries. On May 15, 1998, the agreement was amended to include the Dominican Republic as a territory and to extend the agreement's term for an additional two (2) years.

  In December 1996, the Company and Darrow Laboratories S/A ("Darrow") entered into a Sales Distribution Agreement whereby the Company appointed Darrow as a marketer and distributor of certain of the Company's wound care products for a term of ten years (subject to early termination under certain circumstances) in Brazil, with a limited right of first refusal to distribute those products in Argentina, Uruguay, Paraguay, and Chile. The agreement requires Darrow to register in the Company's name such of the Company's products as the Company directs, at the Company's expense, in Brazil and each other country where Darrow is authorized to distribute such products. As of December 31, 1999, these registrations were still pending completion.

  In December 1996, the Company and its Belgian subsidiary entered into an agreement with Recordati Industria Chimica & Farmaceutica S.P.A. ("Recordati") whereby the Company and its subsidiary jointly granted exclusive distribution rights to Recordati for certain of the Company's products in Italy, Vatican City and San Marino for a term of ten years, subject to automatic renewal for an additional two years unless either party elects to terminate the agreement at the end of the initial term, and subject to early termination under certain circumstances. In return for the grant of the distribution rights, Recordati made three initial payments to the Company, the first when the agreement was signed, the second when the products to be sold were registered, and the third when the products were initially launched. Under the agreement, the Company applied for, and was granted in February 1998, the CE mark, a quality certification recognized by members of the European Economic Community and certain other countries.

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

  In April 1998, the Company signed a Sales Distribution Agreement with CSC Pharmaceuticals, Ltd., an Austrian company, for the exclusive distribution rights to sell the Company's DiaB[TM], RadiaCare[TM] and CarraKlenz[TM] products in Austria, Croatia, Hungary, the Czech Republic, the Slovak Republic, Romania, Bulgaria, Slovenia and Poland for a period of ten years. In May 1999, an amendment was made to this agreement modifying certain performance requirements and product registration provisions. In February 2000, a second amendment was made to this agreement modifying certain trademark provisions.

  In October 1999, the Company signed a Sales Distribution Agreement with E-Wha International, Inc., a Korean company, for the exclusive distribution rights to sell the Company's RadiaCare[TM] products in Korea for a period of three years.

  In 1999, total international sales of wound care products were $1,160,000, of which $631,000 were related to the above-mentioned international agreements. The Company presently estimates the expected sales associated with these agreements in 2000 to be between $800,000 and $1,000,000. The company also sells wound care products into international markets on a non-contract, purchase order basis. In 1999, total non-contract, international wound care sales were $529,000 and included sales into Argentina, Jamaica, Puerto Rico, Singapore and United Arab Emirates.

  The Company also markets Acemannan Immunostimulant, a vaccine adjuvant, and several wound and skin care products to the veterinary market. Acemannan Immunostimulant was conditionally approved by the United States Department of Agriculture ("USDA") in November 1991, for use as an aid in the treatment of canine and feline fibrosarcoma, a form of soft tissue cancer that affects dogs and cats. A conditional approval means that the Company can market the product in limited areas but additional work must be done. The "conditional" aspect of the approval is renewed on an annual basis and will be removed upon completion and acceptance by the USDA of additional potency testing. A submission was made in December 1998 for this purpose and as of the date of this report a final response from the USDA has not been received. However, there can be no assurance that these tests will result in the removal of the conditional restriction on the USDA's approval of Acemannan Immunostimulant.

  In September 1990, the Company granted Solvay Animal Health, Inc. ("Solvay") an exclusive, world-wide license to use and sell an adjuvant processed from Aloe vera L. for poultry disease. In January 1992, Solvay received approval from the USDA to market Acemannan Immunostimulant as an adjuvant to a vaccine for Marek's disease, a virus infection that kills chickens or renders them unfit for human consumption. On March 1, 1997, Fort Dodge Animal Health("Fort Dodge"), a division of American Home Products Corporation, acquired the business and assets of Solvay, including the License Agreement dated September 20, 1990 and an Addendum thereto between Carrington and Solvay granting Solvay an exclusive world-wide field of use license to use and sell Acemannan Immunostimulant as a component/adjuvant to enhance the performance of poultry vaccines. Fort Dodge notified Carrington in the summer of 1997 that, as successor in interest to Solvay, it intended to terminate the License Agreement. This agreement was terminated effective February 1, 1999. All sales of this product are now on a non-exclusive basis.

  In March 1996, the Company signed an agreement with Farnam Companies, Inc., a leading veterinary marketing company, to promote and sell the CarraVet[R] product line, including Acemannan Immunostimulant. The CarraVet[R] product line currently consists of eight products.


                           Consumer Health

  Caraloe, Inc., a subsidiary of the Company ("Caraloe"), markets or licenses consumer products and bulk raw materials utilizing the Company's patented complex carbohydrate technology into the consumer health and nutritional products markets. Caraloe's premier product is Manapol[R] powder, a bulk raw material rich in complex carbohydrates. Manapol[R] powder is marketed to manufacturers of nutritional products who desire quality complex carbohydrate ingredients for their finished products. Caraloe also markets finished products containing Manapol[R] powder into the health and nutritional products markets through health food stores and over the Internet at AloeVera.com. Caraloe also offers contract manufacturing services to the nutritional and skin care market.

  In February 1996, Caraloe signed an agreement with Mannatech, Inc. ("Mannatech") granting it an exclusive license in the United States for Manapol[R] powder. This agreement, including the grant of the exclusive license, was terminated by Mannatech effective March 31, 1997, and Caraloe began to market Manapol[R] powder to third parties as well as use it in Caraloe's products. In August 1997, Caraloe signed a new, nonexclusive supply agreement with Mannatech to supply Manapol[R] powder. This agreement is effective through July 2000 and contains monthly minimum purchase requirements. On January 12, 2000, the agreement was extended through August 14, 2002. During 1997, 1998 and 1999, sales of Manapol[R] powder to Mannatech represented 15%, 23% and 41%, respectively, of the Company's total consolidated net sales.

  In December 1997, Caraloe signed a supply agreement with Met-Trim, Inc. ("Met-Trim"), for the sale of Manapol[R] powder. The agreement was terminated on January 11, 1999 due to the failure of Met-Trim to meet first year minimum requirements.

  In October 1996, Caraloe made a $200,000 equity investment in Aloe Commodities International, Inc. ("ACI"). In February 1997, Caraloe entered into a Supply Agreement with ACI for a term of ten years (subject to early termination under certain circumstances). The agreement contemplates that ACI will purchase from Caraloe all of certain raw materials that ACI needs for drinks and other consumer products. In December 1997, Caraloe made an additional equity investment of $400,000 in ACI. Carrington owns less than 10% of the total outstanding shares of ACI and the entire investment was reserved in 1998.

  In February 1997, Caraloe entered into a Supply Agreement with Light Resources Unlimited ("LRU"), and effective March 1, 1997, Carrington entered into a related Trademark License Agreement with LRU. The terms of the Supply Agreement and the Trademark License Agreement end on May 12, 2002, and May 4, 2002, respectively, and the term of each agreement is subject to early termination under certain circumstances. The Supply Agreement provides that LRU will purchase from Caraloe annually at least the minimum quantities of Manapol[R] powder specified in the agreement. The Supply Agreement also contemplates that LRU will be Caraloe's sole distributor of Manapol[R] powder to natural health care practitioners in the United States and Canada, subject to Caraloe's right to sell "simple purchase bulk product" to natural health care practitioners in quantities exceeding certain specified limits. The Trademark License Agreement grants LRU a non-exclusive license to use the trademarks AVMP[R] powder and Manapol[R] powder in connection with the advertising and sale of the LRU brand (Manapol[R] Gold[TM] powder) to the targeted group. Sales to LRU in 1998 under this agreement were $197,000. Sales in 1999 were $110,200, a decrease of 44% from 1998.

  In October 1998, Caraloe signed a Supply Agreement and a Trademark License Agreement with One Family, Inc. ("One Family"), a direct sales company with headquarters located in Colorado. One Family will be marketing Manapol[R] powder in capsule form. No sales were made under this agreement in 1999.

  In December 1998, Caraloe signed a supply agreement and trademark license agreement with Eventus International, Inc. ("Eventus"), the consumer health subsidiary of BeautiControl. Eventus will market a variety of products containing Manapol[R] powder to promote a natural, healthy lifestyle. Sales under this agreement in 1999 were $271,000.

  In March 1999, Caraloe signed a Supply Agreement and Trademark License Agreement with For Your Health, Inc. ("For Your Health"), a direct sales company with headquarters in Seattle, Washington. For Your Health will be marketing Manapol[R] powder in capsule form.

  In  April  1999,  Caraloe  signed  an  Exclusive  Sales  Representative
  Agreement with Classic Distributing Company ("Classic") of San Fernando, California. Classic will be acting as Caraloe's exclusive, independent marketing representative in the state of California.

  In April 1999, Caraloe also signed an Exclusive Sales Representative Agreement with Glenn Corporation ("Glenn") of St. Paul, Minnesota. Glenn will be acting as Caraloe's exclusive, independent representative in 24 states in the central and northern portions of the country.

  In June 1999, Caraloe signed a Sales and Trademark License Agreement with Nutra Vine ("Nutra Vine"), a direct sales company with headquarters in Spring, Texas. Nutra Vine will be marketing Manapol[R] powder in capsule form.

  Caraloe also sells products into international markets on a non-contract, purchase order basis. In 1999, total international sales for Caraloe were $266,000 and included sales into Australia, Japan and South Africa


                         Research and Development

                                  General

  Carrington has developed a proprietary process for purifying a material that has been designated bulk pharmaceutical mannan ("BPM"). This material is a natural product mixture which contains a high percentage of complex carbohydrates. The Company intends to seek approval of the Food and Drug Administration (the "FDA") and other regulatory agencies to sell drugs and/or medical devices derived from BPM-based materials in the United States and in foreign countries. For a more comprehensive listing of the type, indication and status of products currently under development by the Company, see "Research and Development - Summary " below. The regulatory approval process, both domestically and internationally, can be protracted and expensive, and there is no assurance that the Company will obtain approval to sell its products for any treatment or use (see "Governmental Regulation" below).

  The Company expended approximately $3,006,000, $2,589,000 and $5,300,000 on research and development in fiscal 1997, 1998, and 1999, respectively. The Company has adopted a focused approach to its research and development efforts. The Company returned to the clinic in April 1999 to conduct a Phase III trial in ulcerative colitis, and as a result expenditures for fiscal 1999 were increased 105% over 1998.

  The Company continued in 1999 with its efforts to structure research and development to meet the challenges and demands for drug development in the 21st century. In addition to establishing a strong nucleus or infrastructure for chemistry, assay development and formulation development, with outsourcing capabilities for high-throughput drug screening, and preclinical and clinical drug and device development, the Company also strengthened its documentation and product development activities. This approach is intended to enable the Company to maximize its opportunities in a timely and cost-effective manner. Currently, the Company's research staff comprises 14 full-time employees. Dr. Robert A. Fildes, a director of the Company, continues to serve as part-time Executive Vice President, Research and Development as he has since October 1, 1997. Dr. Kenneth (Bill) Yates was promoted to Vice President, Research and Development in January 1999.

                           Preclinical Research

  The Company's main preclinical research and development objective for 1999 was to initiate and support the ulcerative colitis program. The Company returned to the clinic in April 1999, treating patients with a new dosage form of Aliminase[TM] as a powder for reconstitution. Patient treatment was completed in February 2000. Final results were announced at the end of March 2000 and no significant differences were found to support a therapeutic drug effect.

  Other preclinical studies conducted in the Company's laboratories and in outside laboratories have shown that certain of the Company's complex carbohydrates enhance macrophages and other cell types to produce cytokines, which regulate other cells. In addition, laboratory experiments conducted by the Company have shown that some compounds from Aloe vera L. have pro- or anti-inflammatory actions as shown in animal models of wound healing and in inflammation of the lung, colon, joint and ear. The Company believes that its products' pharmacological actions and lack of toxicity make them excellent candidates for further development as therapeutic agents for the treatments and uses for which the Company intends to seek regulatory approvals. The preclinical efforts for the future will focus on supporting existing business developing "proof of concept" data for potential pharmaceutical partners. There is no assurance, however, that the Company will be successful in its efforts.

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

  Further processed BPM, including CarraVex[TM] injectable (formerly CARN
  750), are immunomodulating agents that have the potential to be used in the treatment of neutropenia or as an adjunct in the treatment of cancer.

  In 1991, the USDA granted the Company conditional approval to market an injectable form of a complex carbohydrate as an aid to surgery in the treatment of canine and feline fibrosarcoma, a form of soft tissue cancer, under the name Acemannan Immunostimulant. The product was conditionally approved based on safety and efficacy studies. The Company continues to work on developing a suitable, cost-effective potency assay that will meet USDA requirements for the purpose of removal of the conditional status. A submission was made in December 1998 for this purpose and as of the date of this report a final response from the USDA has not been received. Of course, there can be no assurance as to whether or when the USDA will remove the conditional restriction on its approval of this product.

  An extensive series of animal studies was initiated in 1997 to assess the direct and adjunct effects of CarraVex[TM] and Acemannan Immunostimulant. The primary purpose of these studies was to identify a suitable model to evaluate new product formulations (see "Human Studies" below). These studies were completed successfully in 1998, and models have been identified to assess future drug candidates.

  In 1998, a new and unique pectin (complex carbohydrate) was isolated from the cell walls of the inner gel of Aloe vera L. Basic research is continuing on this material. Pilot scale production of this material was postponed in 1999 to allow for additional efforts to be placed in support of ulcerative colitis. The product has near-term utility as a product to be used in wound healing, and other future potential applications are being explored. Two patent applications covering this invention were filed in July 1998, and the first of the two resulted in the issuance of a patent in July 1999.

  In 1999, the Company, in conjunction with Baylor College of Dentistry, completed a series of ex vivo studies evaluating the adherence of Radiacare[TM] and Salicept[TM] Oral Wound Rinse to epithelial cells and keratin associated with the mouth in support of a pain reduction claim for the products. A florescent labeled material was applied to mucosal scrapings and then examined microscopically. Adherence to both keratin and epithelial cells was shown, demonstrating the coating and protecting effects of the product.

                               Human Studies

  Evaluation of Aliminase[TM] (formerly CARN 1000) in the Treatment of Ulcerative Colitis. In late 1996, the Company placed on hold its testing of Aliminase[TM] oral capsules for the treatment of ulcerative colitis. The Company has reformulated the product into a single unit dose powder for reconstitution. (See "Preclinical Research" above and "Management's Discussion and Analysis of Financial Condition and Results of Operations" below.) The Company initiated a Phase III trial of the new dosage form, with the treatment of patients beginning on April 5, 1999. Patient enrollment was completed in December 1999, and final results were announced at the end of March 2000 and no significant differences were found to support a therapeutic drug effect. The program will be discountinued.

  Evaluation of CarraVex[TM] Injectable (formerly CARN 750) in the Treatment of Solid Tumors in Humans. In 1993, the Company completed a Phase I safety study in normal volunteers using CarraVex[TM], which led to a Phase I clinical trial in disease patients using CarraVex[TM] injectable in certain solid tumor indications. The trial began in the United States in late 1995 and continued until mid-1997. Eighteen patients completed the study, with no safety concerns noted. The product required filtration at the bedside, which the Company believes is not the best delivery approach for CarraVex[TM]. A program for improving the formulation is in progress, and a decision on future clinical trials will be made once a suitable formulation is developed.

  Evaluation of Carrasyn[R] Freeze-Dried Gel (CarraSorb[TM] M) in Wound Healing. Following the submission of a 510(k) pre-market notification for a preservative-free, freeze-dried gel for wound care, the FDA cleared Carrington to market CarraSorb[TM] M, and it was launched in early 1996. The Company sponsored a small pilot clinical study at the University of Wales to evaluate the effect of CarraSorb[TM] M on wound macrophages. The results of this study showed that seven out of nine patients with previously non-healing wounds showed some degree of wound closure, with two wounds progressing to near or complete healing. An association between the healing effects and macrophage activity was not established.

  Evaluation of RadiaCare[TM] Oral Wound Rinse. In March 1997, the FDA cleared Carrington to market RadiaCare[TM] Oral Wound Rinse for the management and relief of pain associated with mucositis and all types of oral wounds. The Company is sponsoring individual case studies and co-sponsoring a pilot study of 50 patients in a placebo-controlled, double-blind trial in radiation-induced mucositis. This trial continues, and results should be known by the end of 2000. Two market studies evaluating patient acceptance and pain relief associated with use of the product were completed in August 1999. In these trials, which involved 28 patients, 93% reported some pain relief associated with its use of the product.

  Summary. The following table outlines the status of the products and potential indications of the Company's aloe-based products developed, planned or under development. There is no assurance of successful development, completion or regulatory approval of any product not yet on the market.

               PRODUCTS AND POTENTIAL INDICATIONS DEVELOPED,
                       PLANNED OR UNDER DEVELOPMENT

  PRODUCT OR                 POTENTIAL
  POTENTIAL INDICATION       MARKET APPLICATIONS             STATUS
  --------------------       -------------------             ------
  Topical
  -------
    Dressings                Pressure and Vascular Ulcers    Marketed
    Dressings                Diabetic Ulcers                 Marketed
    Cleansers                Wounds                          Marketed
    Anti-fungal              Cutaneous Fungal Infection      Marketed
    Hydrocolloids            Wounds                          Marketed
    Alginates                Wounds                          Marketed
    Skin Protectants         Incontinence Care               Marketed

  Oral
  ----
    Human
       Anti-inflammatory     Ulcerative Colitis              Discontinued
       Pain Reduction        Mucositis                       Marketed

    Dental
       Pain Reduction        Aphthous Ulcers, Oral Wounds    Marketed

  Injectable
  ----------
    Human
       Adjunct for cancer    Neutropenia associated with     Preclinical
       Neutropenia           cancer                          and
                                                             Formulation
                                                             Development
                                                             Underway
     Veterinary
       Adjunct for cancer    Fibrosarcoma                    Marketed

  Vaccine Adjuvant
  ----------------
     Veterinary
       Poultry Vaccines      Marek's Disease                 Marketed

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


                    Raw Materials and Processing

  The principal raw material used by the Company in its operations is the leaf of the plant Aloe barbadensis Miller, popularly known as Aloe vera
  L. Through patented processes, the Company produces bulk pharmaceutical and injectable mannans and freeze-dried aloe extract from the central portion of the Aloe vera L. leaf known as the gel. A basic bulk pharmaceutical mannan (acemannan), in the form of a hydrogel, is used as an ingredient in certain of the Company's wound and skin care products. Through additional processing, bulk mannans may be produced in both oral and injectable dosage forms.

  In May 1990, the Company purchased a 405-acre farm in the Guanacaste province of northwest Costa Rica which currently has approximately 125 acres planted with Aloe vera L. The Company's current need for leaves exceeds the supply of harvestable leaves from the Company's farm, requiring the purchase of leaves from other sources in Central and
  South America at considerably higher prices. Due to economic and political instability in the Central American region, the supply of imported leaves cannot be guaranteed. A 10% increase in Aloe vera L. leaf prices from other sources would result in a 2% decrease in the Company's gross profit. The Company's sensitivity analysis of the effects of changes in leaf prices does not factor in a potential change in sales levels or a change in the percentage of leaves purchased from other sources. The Company has been exploring other options to obtain leaves to meet its projected requirements at lower costs.

  In May 1998, Aloe and Herbs International, Inc. ("Aloe & Herbs"), a Panamanian corporation was formed for the purpose of purchasing 5,000 acres of land in Costa Rica and establishing an Aloe vera L. farm. The Company received 1.5 million shares of Aloe & Herbs common stock for agreeing to make certain loans to Aloe & Herbs, arranging for Aloe vera
  L. plants to be supplied to the farm and providing know-how in farming Aloe vera L. plants. Aloe & Herbs formed a Costa Rica subsidiary, Rancho Aloe (C.R.), S.A. ("Rancho Aloe"), which owns and operates the farm. The Company purchased the initial plants for the farm on behalf of Rancho Aloe in exchange for unsecured notes and accounts receivable.

  In March 1998, prior to the incorporation of Aloe & Herbs, the Company's Caraloe subsidiary signed a letter of intent with one of the organizers of Aloe & Herbs to enter into a supply agreement with Aloe & Herbs to purchase, at mutually agreeable, locally competitive prices, all of the Aloe vera L. leaves that Caraloe needs, to the extent its needs exceed the leaves available from the Company's farm plus up to 200,000 kilograms of leaves per month from another local source. At the date of this report, no such supply agreement has been negotiated or entered into, but in March 1999, the Company began receiving approximately eight percent of its monthly requirements of leaves from Rancho Aloe.

  In September 1999, the Company leased approximately 17.6 acres of land from Rancho Aloe for one year with provisions for automatic renewal in one-year increments unless terminated by the Company or Rancho Aloe, and planted its own Aloe vera L. plants on the leased plot due to the lack of additional productive land on its own farm. The Company also pays a monthly fee for the maintenance of the plot.

  As of December 31, 1999, Rancho Aloe was providing an average of 52% of the Company's monthly requirement of leaves. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" and Note Six to the consolidated financial statements for further information regarding the Company's relationship with Aloe & Herbs.


                            Manufacturing

  During the last quarter of 1994 and the first three quarters of 1995, the Company moved its wound and skin care product manufacturing operations from a leased facility in Dallas, Texas to the Company's headquarters in Irving, Texas. In connection with this move, the Company upgraded and expanded its manufacturing capacity by installing higher capacity equipment and upgraded its capabilities to produce injectable-grade pharmaceutical products. The Company believes that the plant's capacity will provide sufficient capacity for the present line of products and accommodate new products and sales growth. Final packaging of certain of the Company's wound care products is completed by outside vendors. The Company's calcium alginates, films, hydrocolloids, foam dressings, gel sheets, tablets, capsules, and freeze-dried products are being provided by third parties. In 1998, the Company engaged Elemco, a consulting firm, to review and modernize the Company's manufacturing and quality control processes and make recommendations for process improvements. During 1999, Elemco consultants made a number of recommendations which were implemented, resulting in increased factory throughput and reduced product cost.

  All of  the  Company's  bulk pharmaceutical  mannans,  bulk  injectable mannans and freeze-dried Aloe vera L. extracts are produced in its processing plant in Costa Rica. This facility has the ability to supply the bulk aloe raw materials requirements of the Company's current product lines and bulk material contracts for the foreseeable future. A process improvement program was initiated in late 1998 and continued through 1999 to further meet requirements for a "product by process." Finished oral and injectable dosage forms of products will be produced by outside vendors until in-house production becomes economically justified.

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

  Medical Services Division and Caraloe, Inc. The Company competes against many companies that sell products which are competitive with the Company's products, with many of its competitors using very aggressive marketing efforts. Many of the Company's competitors are substantially larger than the Company in terms of sales and distribution networks  and  have substantially  greater  financial  and other resources. The Company's ability to compete against these companies will depend in part on the expansion of the marketing network for its products. The Company believes that the principal competitive factors in the marketing of its products are their quality, and that they are naturally based and competitively priced.

                          Governmental Regulation

  The production and marketing of the Company's products, and the Company's research and development activities, are subject to regulation for safety, efficacy and quality by numerous governmental authorities in the United States and other countries. In the United States, drugs for human use are subject to rigorous FDA regulation. The Federal Food, Drug and Cosmetic Act, as amended,(the "FFDC Act"), the regulations promulgated thereunder, and other federal and state statutes and regulations govern, among other things, the testing, manufacture, safety, effectiveness, labeling, storage, record keeping, approval, advertising and promotion of the Company's products. For marketing outside the United States, the Company is subject to foreign regulatory requirements governing human clinical trials and marketing approval for drugs and devices. The requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement may vary widely from country to country.

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

  Certain of the Company's wound and skin care products are registered with the FDA as "devices" pursuant to the regulations under Section 510(k) of the FFDC Act as amended. A device is a product used for a particular medical purpose, such as to cover a wound, with respect to which no pharmacological claim can be made. A device which is "substantially equivalent" to another device existing in the market prior to May 1976 can be registered with the FDA under Section 510(k) and marketed without further testing. A device which is not "substantially equivalent" is subject to an FDA approval process similar to that required for a new drug, beginning with an Investigational Device Exemption and culminating in a Premarket Approval. The Company has sought and obtained all its device approvals under Section 510(k). With respect to certain of its wound and skin care products, the Company intends to develop claims for which IND and NDA submissions will be required. The Company currently markets seven
  (7) products which require a prescription as medical devices.

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

  On October 25, 1994, the President signed into law the Dietary Supplement Health and Education Act of 1994 ("DSHEA"). This new law revised the provisions of the FFDC Act concerning the composition and labeling of dietary supplements and, in the judgment of the Company, is favorable to the dietary supplement industry. The legislation created a new statutory class of "dietary supplement." This new class includes vitamins, minerals, herbs, amino acids and other dietary substances for human use to supplement the diet, and the legislation grandfathers, with certain limitations, dietary ingredients on the market before October 15, 1994. A dietary supplement which contains a new dietary ingredient, one not on the market before October 15, 1994, will require evidence of a history of use or other evidence of safety establishing that it will reasonably be expected to be safe. The majority of the products marketed by Caraloe are classified as dietary supplements under the FFDC Act.

  Both foods and dietary supplements are subject to the Nutrition Labeling and Education Act of 1990 (the "NLEA"), which prohibits the use of any health claim for foods, including dietary supplements, unless the health claim is supported by significant scientific agreement and is either pre-approved by the FDA or the subject of substantial government scientific publications and a notification to the FDA. To date, the FDA has approved the use of only limited health claims for dietary supplements. However, among other things, the DSHEA amends, for dietary supplements, the NLEA by providing that "statements of nutritional support" may be used in labeling for dietary supplements without FDA preapproval if certain requirements, including prominent disclosure on the label of the lack of FDA review of the relevant statement, possession by the marketer of substantiating evidence for the statement and post-use notification to the FDA, are met. Such statements may describe how particular nutritional supplements affect the structure, function or general well-being of the body (e.g., "promotes cardiovascular health").

  The FDA issued final dietary supplement labeling regulations in 1997 that required Caraloe to revise most of its product labels by 1999, and Caraloe completed the revisions required for compliance with these regulations in January 1999. In compliance with these regulations, Caraloe maintains supporting documentation on file for its "statement of nutritional support."

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

  Governmental regulations in foreign countries where Caraloe plans to commence or expand sales may prevent or delay entry into the market or prevent or delay the introduction, or require the reformulation, of certain of Caraloe's products. Compliance with such foreign governmental regulations is generally the responsibility of Caraloe's distributors for those countries. These distributors are independent contractors over which the Company has limited control.

  As a result of Caraloe's efforts to comply with applicable statutes and regulations, Caraloe has from time to time reformulated, eliminated or relabeled certain of its products and revised certain provisions of its sales and marketing program. Caraloe cannot predict the nature of any future laws, regulations, interpretations or applications, nor can it determine what effect additional governmental regulations or administrative orders, when and if promulgated, would have on its business in the future. They could, however, require the reformulation of certain products to meet new standards, the recall or discontinuance of certain products not capable of reformulation, additional record keeping, expanded documentation of the properties of certain products, expanded or different labeling, and/or scientific substantiation. Any or all of such requirements could have a material adverse effect on the Company's results of operations and financial condition.

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

  The Company has obtained a patent in the United States relating to a therapeutic device made from freeze-dried complex carbohydrate hydrogel (U.S. Patent No. 5,409,703, issued on April 25, 1995). A Patent Cooperation Treaty application based on the parent United States application has been filed designating a number of foreign countries where the applications are pending.

  The Company has obtained patents in the United States (U.S. Patent No. 5,760,102, issued on June 2, 1998) and Taiwan (Taiwan Patent No. 89390, issued on August 21, 1997) related to the uses of a denture adhesive and also a patent in the United States relating to methods for the prevention and treatment of infections in animals (U.S. Patent No. 5,703,060, issued on December 30, 1997).

  Additional patents concerning various areas of interest were issued in 1999.

  The Company  obtained  a  patent in  the  United  States  (U.S.  Patent
  No.5,902,796, issued on May 11, 1999) related to the process for obtaining bioactive material from Aloe vera L.

  The Company obtained an additional patent in the United States (U.S. Patent No. 5,929,051, issued on July 27, 1999) related to the composition and process for a new complex carbohydrate (pectin) isolated from Aloe vera L. Also obtained was a United States patent (U.S. Patent No. 5,925,357, issued on July 20, 1999) related to the process for a new Aloe vera L. product that maintains the complex carbohydrates with the addition of other substances normally provided by "Whole Leaf Aloe."

  Additionally, the Company obtained a Japanese letters-patent (Patent No. 2888249, having a Patent Registration Date of February 19, 1999) for the use of acemannan (a) in a vaccine product; (b) in enhancing natural kill cell activity and in enhancing specific tumor cell lysis by white cells and/or antibodies; (c) in correcting malabsorption and mucosal cell maturation syndromes in man or animals; and (d) in reducing symptoms associated with multiple sclerosis.

  The Company also received the grant of European Patent Application under No. 0611304, having the date of publication and mention of the grant of the patent of September 15, 1999. This European Letters Patent claims the use of acetylated mannan for the regulation of blood cholesterol levels and for the removal of plaque in blood vessels.

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

  The technology applicable to the Company's products is developing rapidly. A substantial number of patents have been issued to other biopharmaceutical companies. In addition, competitors have filed applications for, or have been issued, patents and may obtain additional patents and proprietary rights relating to products or processes competitive with those of the Company. To the Company's knowledge, acetylated mannan derivatives do not infringe any valid, enforceable United States patents. A number of patents have been issued to others with respect to various extracts of the Aloe vera L. plant and their uses and formulations, particularly in respect to skin care and cosmetic uses. While the Company is not aware of any existing patents which conflict with its current and planned business activities, there can be no assurance that holders of such other Aloe vera L.-based patents will not claim that particular formulations and uses of acetylated mannan derivatives in combination with other ingredients or compounds infringe, in some respect, on these other patents. In addition, others may have filed patent applications and may have been issued patents relating to products and technologies potentially useful to the Company or necessary to commercialize its products or achieve their business goals. There is no assurance that the Company will be able to obtain licenses of such patents on acceptable terms.

  The Company has given the trade name Carrasyn[R] to certain of its products containing acetylated mannans. The Company has filed a selected series of domestic and foreign trademark applications for the marks Manapol[R] powder, Carrisyn[R] and Carrasyn[R]. Further, the Company has registered the trademark AVMP[R] Powder and the trade name Carrington[R] in the United States. In 1999, the Company obtained four additional registered trademarks in Brazil. The Company believes that its trademarks and trade names are valuable assets.

  The Company has filed a petition with the United States Patent and Trademark Office to cancel the registration of the mark CURAKLENSE by The Kendall Company of Mansfield, Massachusetts.


                              Employees

  As of January 31, 2000, the Company employed 336 persons, of whom 29 were engaged in the operation and maintenance of its Irving, Texas processing plant, 221 were employed at the Company's facility in Costa Rica and the remainder were executive, research, quality assurance, manufacturing, administrative, sales, and clerical personnel. Of the total number of employees, 95 were located in Texas, 221 in Costa Rica and one in Puerto Rico. In addition, 19 sales personnel were located in 15 other states. The Company considers relations with its employees to be good. The employees are not represented by a labor union.


                              Financing

  In November 1997, the Company entered into a financing arrangement with Comerica Bank-Texas ("Comerica"). The agreement was composed of a $3,000,000 line of credit structured as a demand note without expiration with an interest rate equal to the Comerica prime rate. The line of credit is collateralized by the Company's accounts receivable and inventory. This credit facility will be used for operating needs, as required, and is currently being used to secure a letter of credit in the amount of $1,100,000. As of December 31, 1999, there was a $200,000 balance owed to Comerica under the terms of the financing agreement. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" for information regarding a supply agreement between the Company and its supplier of freeze-dried products that obligates the Company to purchase more of such products than it is currently able to sell, and the use of the above-mentioned letter of credit to secure the Company's obligations under that agreement.


                             Year 2000 Issues

  See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Year 2000 Issues" for information regarding the Company's efforts to assess, and to deal with the effects of, the types of Year 2000 issues described in that discussion.

  ITEM 2. PROPERTIES.

  The Company believes that all its farming property, manufacturing and laboratory facilities, as described below, and material farm, manufacturing and laboratory equipment are in satisfactory condition and are adequate for the purposes for which they are used, although the farm is not adequate to supply all of the Company's needs for Aloe vera
  L. leaves. (See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for more information regarding the Company's arrangements to purchase Aloe vera L. leaves.)

  Walnut Hill Facility. The Company's corporate headquarters and principal U.S. manufacturing facility occupy all of the 35,000 square foot office and manufacturing building (the "Walnut Hill Facility"), which is situated on an approximate 6.6 acre tract of land located in the Las Colinas area of Irving, Texas. The Company owns the land and the building. The manufacturing operations occupy approximately 19,000 square feet of the facility, and administrative offices occupy approximately 16,000 square feet.

  Laboratory Facility. The Company leases 24,000 square feet of office, manufacturing and laboratory space (the "Laboratory Facility") in Irving, Texas pursuant to a lease that expires in July 2001. The Company's in-house research and development and quality assurance activities are conducted at the Laboratory Facility for the production of injectable dosage forms of Acemannan Immunostimulant. The Company is currently evaluating alternative facility sites.

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

  Costa Rica Facility. The Company owns approximately 405 acres of land in the Guanacaste province of northwest Costa Rica. This land is being used for the farming of Aloe vera L. plants and for a processing plant to produce bulk pharmaceutical and injectable mannans and freeze-dried extracts from Aloe vera L. used in the Company's operations. Construction of the processing plant was completed during the second quarter of 1993, and the plant became operational in June 1993. In 1994, the Company upgraded the production plant to meet regulatory requirements for the production of bulk pharmaceutical oral and injectable mannans as required for INDs. This project was completed in the fourth quarter of 1994. In order to meet demand for new products, a new compounding area and high-speed filling line were constructed as an addition to the Costa Rica facility during 1998. Also, other new equipment was installed in January 1999 to refine the BPM manufacturing process.

  ITEM 3. LEGAL PROCEEDINGS.

  In October 1998, the Company was served with a Summons and Notice by the Chapter 7 Trustee for the estates of FoxMeyer Corporation and certain related companies ("FoxMeyer"), in Case Nos. 96-1329 (SB) through 96-1334 (HSB) in the U.S. Bankruptcy Court for the District of Delaware, regarding an alleged claim of $28,159.69. In July 1998, the Company's counsel advised FoxMeyer that the Company believed that the October 1998 claim had been settled in the July 1998 settlement. As of the date of this report, FoxMeyer has not contradicted the Company's position, nor has it formally confirmed that it will release the October 1998 claim. If FoxMeyer fails to acknowledge that the October 1998 claim was previously settled, or if FoxMeyer asserts that the October 1998 claim was not covered by the July 1998 settlement, the Company intends to vigorously defend the October 1998 claim.


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


  Fiscal 1998                            High          Low
  -----------                            ----         -----
  First Quarter                         $5 1/2        $4

  Second Quarter                         6 7/16        4

  Third Quarter                          5 3/8         2 1/2

  Fourth Quarter                         3 5/8         2


  Fiscal 1999                            High          Low
  -----------                            ----         -----
  First Quarter                         $4 1/4        $2  1/8

  Second Quarter                         3 3/16        2  1/2

  Third Quarter                          3             1 13/16

  Fourth Quarter                         2 3/4         1  1/2


  At March, 16, there were 946 holders of record (including brokerage firms) of Common Stock.

  The Company has not paid any cash dividends on the Common Stock and presently intends to retain all earnings for use in its operations. Any decision by the Board of Directors of the Company to pay cash dividends in the future will depend upon, among other factors, the Company's earnings, financial condition and capital requirements.


  ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA.

  The selected consolidated financial data below should be read in conjunction with the consolidated financial statements of the Company and notes thereto and "Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations." The selected consolidated financial information for the five years ended December 31, 1999, is derived from the consolidated financial statements of the Company, of which the years 1995 and 1996, have been audited by Arthur Andersen LLP, independent public accountants, and the years 1997 through 1999 have been audited by Ernst & Young LLP, independent public accountants.

                                                Years ended December 31,
  (Dollars and numbers of shares in     ----------------------------------------
  thousands except per share amounts)   1995     1996     1997     1998     1999
  -------------------------------------------------------------------------------
  OPERATIONS STATEMENT INFORMATION:
   Net sales                          $24,374  $21,286  $23,559  $23,625  $28,128
   Costs and expenses:
     Cost of sales                      7,944   10,327    9,530   10,870   13,640
     Selling, general and
       administrative                  12,442   10,771   10,814   10,254   10,346
     Research and development           4,662    3,762    3,006    2,589    2,434
     Research and development,
       Aliminase[TM] clinical trial
         expenses                         708    2,165       -        -     2,866
     Charges related to ACI and
       Aloe & Herbs                        -        -        -     1,750       -
     Charges related to Oregon
       Freeze Dry, Inc.                    -        -        -        -     1,042
     Interest expense (income), net       115     (304)     (37)    (233)    (105)
     Other income                          -        -        -        -       (62)
                                       ------   ------    -----   ------   ------
   Income (loss) before income taxes   (1,497)  (5,435)     246   (1,605)  (2,033)
       Provision for income taxes         131       88       20       10        -
                                       ------   ------    -----   ------   ------
   Net income (loss)                  $(1,628) $(5,523)  $  226  $(1,615) $(2,033)
                                       ======   ======    =====   ======   ======
   Net income (loss) per common
     share - basic and diluted(1)     $ (0.22) $ (0.74)  $ 0.02  $ (0.17) $ (0.22)
                                       ======   ======    =====   ======   ======
   Weighted average shares used in
     per share computations             7,933    8,798    8,953    9,320    9,376


  BALANCE SHEET INFORMATION
    (as of December 31):

   Working capital                    $ 9,095  $13,910  $ 9,484  $ 9,716  $ 7,911
   Total assets                        27,934   31,202   25,796   24,247   23,493
   Long-term debt, net of current
     portion                               88       -        -        -        -
   Total shareholders' investment     $22,399  $27,757  $22,826  $21,363  $19,504


  (1)  For a description of the calculation of basic and diluted net income
       (loss) per share, see Note Thirteen to the consolidated financial statements.

  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


  Background

  The Company is a research-based biopharmaceutical, medical device, raw materials and nutraceutical company engaged in the development, manufacturing and marketing of naturally-derived complex carbohydrates and other natural product therapeutics for the treatment of major illnesses, the dressing and management of wounds and nutritional supplements. The Company is comprised of two business segments. See Note Fourteen to the consolidated financial statements for financial information about these business segments. The Company sells, using a network of distributors, prescription and nonprescription human and veterinary products through its Medical Services Division and consumer and bulk raw material products through its consumer products subsidiary, Caraloe, Inc. The Company's research and product portfolio are based primarily on complex carbohydrates isolated from the Aloe vera L. plant.


  Liquidity and Capital Resources

  At December 31, 1999 and 1998, the Company held cash and cash equivalents of $2,453,000 and $3,931,000, respectively, a decrease of $1,478,000. Net cash used by operating activities in 1999 was $889,000, as compared to cash provided by operating activities in 1998 of $1,065,000. Significant cash outflows during 1999 included investments in property and equipment of $963,000 and expenses related to the Aliminase[TM] clinical trial of $2,866,000. Customers with significant accounts receivable balances at the end of 1999 included Mannatech, Inc. ($1,144,000) and McKesson/General Medical ($571,000); and of these amounts, $1,533,000 had been collected as of March 8, 2000.

  As of December 31, 1999, the Company had no material capital commitments other than its leases and agreements with suppliers. In March 1998, the Company, with four other investors, formed Aloe and Herbs International, Inc., a Panamanian corporation, with the sole intent of acquiring a 5,000-acre tract of land in Costa Rica to be used for the production of Aloe vera L. leaves to be sold to the Company at competitive, local market rates. This would allow the Company to save approximately 50% on the per-kilogram cost of leaves as compared to the cost of importing leaves from other Central and South American countries. Aloe & Herbs subsequently formed a wholly-owned subsidiary, Rancho Aloe (C.R.), S.A., a Costa Rica corporation, which acquired the land in April 1998. The Company received 1,500,000 shares of Aloe & Herbs common stock, which represents a 19.3% ownership position, which was increased to 28.2% in 1999, in exchange for providing expertise in farming aloe plants and providing a cash advance to Rancho Aloe to be used for the purchase of aloe plants. This cash advance of $187,000 is evidenced by a note receivable, payable in installments, with the final payment due in June 2000. The Company also advanced $300,000 to Aloe & Herbs in November 1998 for the acquisition of an irrigation system to improve production on the farm and allow harvesting of leaves year-round. This advance was evidenced by a note receivable which is payable in full in May 2000. The Company was also granted a five-year warrant to purchase 300,000 shares of common stock of Aloe & Herbs. In the fourth quarter of 1998, the Company fully reserved all amounts owed to it by Aloe & Herbs, in the total amount of $487,000, due to the start-up nature of the business. In 1999, the Company received payments totaling $18,000 from Aloe & Herbs against the amount due. The first shipment of leaves from Rancho Aloe to the Company was made in March 1999 and the Company purchased a total of $364,000 of Aloe vera L. leaves from Rancho Aloe during the remainder of the year.

  In November 1997, the Company entered into an agreement with Comerica Bank-Texas for a $3,000,000 line of credit, secured by accounts receivable and inventory. This credit facility had an outstanding balance of $200,000 at December 31, 1999 to fund operating needs and is being used to secure the letter of credit described below.

  In November 1995, the Company signed a licensing agreement with a supplier of calcium alginates and other wound care products. Under the agreement, the Company has exclusive marketing rights for ten years to advanced calcium alginate products for North and South America and in the People's Republic of China. Under the agreement, the Company made an up-front payment to the supplier of $500,000 in November 1995. In July 1997 and October 1997, additional payments of $166,000 and $167,000, respectively, were paid to this supplier upon delivery of the CarraSmart[TM] Hydrocolloid, a product launched in the third quarter of 1997. These payments resulted in an increase to other assets of the Company. As of December 31, 1999, the net book value of this agreement was $528,000. Additional payments totaling $167,000 are to be made to the supplier as new products are delivered.

  In February 1995, the Company entered into a supply agreement with Oregon Freeze Dry, Inc. ("OFD"), its supplier of freeze-dried products. The agreement required that the Company establish a letter of credit equal to 60% of the minimum purchase commitment of $2,500,000, but allowed for the amount of the letter of credit to be reduced by 60% of the purchases made under the agreement. As of December 31, 1999, the letter of credit was $1,100,000. OFD currently produces the CarraSorb[TM] M Freeze-Dried Gel and The Carrington[R] (Aphthous Ulcer) Patch for the Company. Both of these products represent new technology and are in the early phase of marketing. The Company had approximately $364,000 of CarraSorb[TM] M and Carrington[R] (Aphthous Ulcer) Patch inventory on hand as of December 31, 1999.

  The supply agreement also required the Company to make minimum monthly purchases of $30,000. In February 1998, the supply agreement was amended to allow for unmet monthly minimum purchase requirements to be met by prepayments, to be applied to future purchases under the agreement, which allows the Company to keep inventory at levels appropriate for sales demand. In December 1999, OFD agreed to add a freeze-dried gel product as a listed product under the agreement. The Company is continuing its effort to develop the market for its freeze-dried products. Due to the unique technology of these products, the effort has taken longer than was initially expected.

  The current agreement expires in August 2000. The Company no longer believes that it can satisfy the minimum purchase requirements of this agreement and has established a reserve of $1,042,000 to cover its estimated liability to OFD under the agreement. The Company is currently negotiating with OFD regarding purchase arrangements beyond the term of the current agreement.

  The Company believes that its available cash resources and expected cash flows from operations will provide the funds necessary to finance its current operations. However, the Company does not expect that its current cash resources will be sufficient to finance future major clinical studies and costs of filing new drug applications necessary to develop its products to their full commercial potential. Additional funds, therefore, may need to be raised through equity offerings, borrowings, licensing arrangements or other means, and there is no assurance that the Company will be able to obtain such funds on satisfactory terms when they are needed.

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


  Fiscal 1999 Compared to Fiscal 1998

  Net sales were $28,128,000 in 1999, compared with $23,625,000 in  1998.
  Sales of Manapol[R] by Caraloe in the form of raw materials and consumer nutritional products, increased 77.3%, from $7,187,000 in 1998 to $12,739,000 in 1999. This increase in Caraloe sales was offset by a decrease in wound care sales of 6.4%. Total sales of the Company's wound and skin care products in 1999 were $15,389,000 as compared to $16,438,000 in 1998.

  Of the 1999 total Manapol[R] sales, $11,982,000 was related to the sale of bulk Manapol[R] powder. Caraloe currently sells bulk Manapol[R] powder to Mannatech under a three-year, non-exclusive supply and licensing agreement. The current agreement, which expires in August 2000, was extended in January 2000 to August 2002. Sales to Mannatech increased from $5,508,000 in 1998 to $11,422,000 in 1999.

  In March 1999, Caraloe signed a supply and license agreement with For Your Health, Inc., allowing For Your Health to purchase Manapol[R] powder and market it in capsule form. In June 1999, Caraloe signed a sales and license agreement with Nutra Vine also allowing Nutra Vine to purchase Manapol[R] powder and market it in capsule form. In December 1998, Caraloe signed supply and license agreements with Eventus International, Inc., allowing Eventus to market a variety of products containing Manapol[R] powder to promote a natural, healthy lifestyle. Sales to Eventus during the first year of this agreement were $271,000.

  In July 1999, Caraloe launched its new AloeCeuticals[TM] line of immune enhancing dietary supplements containing Manapol[R], which are available in liquid capsule and tablet forms. These products will be sold directly to health and nutrition stores or through broker/distributors. They will also be sold through the Company's Internet sites. Sales of these products in 1999 totaled $131,000.

  Caraloe also continued to develop its contract manufacturing business during 1999. In September 1998, Caraloe began to manufacture products on a contract manufacturing basis for SkinCeuticals, Inc., a direct sales company selling skin care products through licensed professionals. Products manufactured include gels and creams utilizing formulas developed by SkinCeuticals. In September 1999, Caraloe began to produce nutritional beverages for NuSkin International, Inc., a direct sales company selling nutritional products through a multi-level sales organization. Total contract manufacturing sales in 1999 under the agreements with SkinCeuticals and NuSkin were $292,000.

  The Company's wound and skin care products are marketed domestically to hospitals, nursing homes, home health care agencies and acute care providers. This market has continued to be very competitive and price sensitive as a result of pressures to control health care costs and has become increasingly commodity oriented. In addition, the market is heavily influenced by government reimbursement programs. The home health care segment of the market again experienced significant turmoil in 1999 as many of the Company's customers either went out of business or postponed buying decisions due to changes in government reimbursement programs. This had a negative impact on the Company's wound care sales to that segment. Nursing homes were also impacted by government regulations in 1999, as government-mandated reimbursement changes due to go into effect in January 1999 were postponed until the year 2000. Many nursing home facilities and the dealers who supply them postponed buying decisions and liquidated inventory in anticipation of the regulations taking effect. In response to these market trends, the Company pursued a strategy to move its wound care line of products toward value-added specialty products which focus more on product performance rather than price alone, such as the RadiaCare[TM] line of products for the management of the side effects of cancer therapy.

  The Company also sells its wound care products to international distributors, primarily in Italy, Australia, Singapore, Mexico and Argentina, with lesser sales to a number of Central and South American countries. Total international sales in 1999 were $1,423,000.
  Included in this amount were sales of $1,160,000 of wound care products, which was an increase of $475,000 over 1998.

  Sales of the Company's oral technology products increased from $278,000 in 1998 to $374,000 in 1999. Included in this line are products for the management of oral mucositis/stomatitis and oral lesions and ulcers. Sales of the Company's veterinary products decreased from $146,000 in 1998 to $47,000 in 1999. These products were marketed on behalf of the Company in 1999 by Farnam Companies, Inc., a leading marketer of veterinary products.

  Cost of sales increased from $10,870,000 to $13,640,000, or 25.5%. As a percentage of sales, cost of sales increased from 46.0% to 48.5%. The increase in cost of goods sold was largely attributable to product mix, as sales in 1999 of Caraloe products were a greater percentage of total sales than in 1998, 45.3% as compared to 30.4%. Caraloe products have historically had a higher cost as a percentage of sales than wound care products.

  Selling, general  and administrative  expenses ("SG&&A")  increased  to
  $10,346,000 from $10,254,000, or .9%. Selling expenses related to wound care sales in 1999 were trimmed by $354,000 from the 1998 level as the Company reduced expenditures in response to the changing market conditions. Partially offsetting the decrease was an increase in the selling and marketing expenses for Caraloe products of $297,000. This increase primarily represents the costs for the development of marketing materials supporting the launch of the AloeCeuticals[TM] brand of Manapol[R] immune enhancing products.

  Research and development ("R&D") expenses increased to $5,300,000 from $2,589,000, or 104.7%. This increase was primarily the result of the expenditure of $2,866,000 for the unsuccessful Aliminase[TM] clinical trial. The Company continued its efforts in basic research during 1999, including work on a new and unique pectin in the inner gel of Aloe vera L. which has potential near-term utility as a product to be used in wound healing. Also included in the total R&D activities during 1999 were various small clinical trials designed to collect data in support of the Company's products.

  In the fourth quarter of 1999, the Company determined that it could no longer satisfy the minimum purchase requirements of its agreement with Oregon Freeze Dry, Inc. and thus established a reserve of $1,042,000 to cover its estimated liability to OFD.

  In 1998, the Company established a reserve of $1,250,000 against its investment in and notes and accounts receivable from ACI. In December 1999, ACI transferred to the Company 700,000 shares of Aloe & Herbs common stock, previously pledged by ACI to secure one of its notes to the Company, in satisfaction of the balance of $695,000 of principal and interest owed on that note. In 1998, the Company also established a reserve of $500,000 against its loans to Aloe & Herbs. During 1999, the Company received $18,000 in repayment of these loans and established a repayment program with Aloe & Herbs for the repayment of the entire debt. See Note Six to the consolidated financial statements for additional discussion of the ACI and Aloe & Herbs transactions.

  Net interest income of $105,000 was realized in 1999, versus $233,000 in 1998, with the variance primarily due to lower cash balances in 1999.

  There was no provision for income taxes in 1999 as compared to $10,000 in 1998. A tax benefit was not recognized in 1999 due to the Company's recording an offsetting deferred tax asset valuation allowance. The Company has provided a valuation allowance against all deferred tax asset balances at December 31, 1999 and 1998 due to uncertainty regarding realization of the asset.

  The Company's net loss for 1999 was $2,033,000, versus a net loss of $1,615,000 for 1998. The 1999 net loss was primarily due to the $2,866,000 of costs for the Aliminase[TM] clinical trial plus the effect of reserving $1,042,000 for the OFD contract. The 1998 net loss was primarily due to the $1,750,000 in charges related to ACI and Aloe & Herbs. The net loss per share was $.22 in 1999, compared to a net loss per share of $.17 in 1998. Excluding the clinical trial expenses in 1999 and reserves in 1999 and 1998, the net income for 1999 was $1.9 million, or $.20 per share, as compared to a net income in 1998 of $135,000, or $.01 per share.

  Fiscal 1998 Compared to Fiscal 1997

  Net sales were $23,625,000 in 1998, compared with $23,559,000 in  1997.
  Sales of consumer nutritional products by Caraloe, Inc., the Company's consumer products subsidiary, increased 32.0%, from $5,444,000 in 1997 to $7,187,000 in 1998. This increase in Caraloe sales was offset by a decrease in wound care sales of 9.4%. Total sales of the Company's wound and skin care products in 1998 were $16,292,000 as compared to $17,990,000 in 1997. Sales to Mannatech increased from $3,547,000 in 1997 to $5,508,000 in 1998.

  Sales of the Company's oral technology products, which were launched in late 1997, were $278,000 in 1998. Included in this line are products for the management of oral mucositis/stomatitis and oral lesions and ulcers. Sales of the Company's veterinary products increased from $125,000 in 1997 to $146,000 in 1998. These products were marketed on behalf of the Company in 1998 by Farnam Companies, Inc., a leading marketer of veterinary products.

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

  SG&A expenses  decreased to  $10,254,000  from  $10,814,000,  or  5.2%.
  Selling expenses related to wound care sales in 1998 were trimmed by $753,000 from the 1997 level as the Company reduced expenditures in response to the changing market conditions. Partially offsetting the decrease was an increase in Caraloe selling and marketing expenses of $310,000. This increase primarily represented costs for additional personnel for sales and formulation development in support of Caraloe's raw material and contract manufacturing efforts.

  R&D expenses decreased to $2,589,000 from $3,006,000, or 13.9%. This decrease was primarily the result of the completion of the Company's preclinical pharmacology studies in early 1998. Included in the total R&D activities during 1998 were various small clinical trials designed to collect data in support of the Company's products, including the reformulation of Aliminase[TM].

  In 1998, the Company established a reserve of $1,250,000 against its investment in and notes and accounts receivable from ACI and a reserve of $500,000 against its loans to Aloe & Herbs. See Note Six to the consolidated financial statements for additional discussion of the ACI and Aloe & Herbs transactions.

  Net interest income of $233,000 was realized in 1998, versus $37,000 in 1997, with the variance primarily due to the costs associated with the repurchase of the Series E Preferred Stock in 1997.

  Provision for income taxes was $10,000 in 1998 as compared to $20,000 in 1997. A tax benefit was not recognized in 1998 due to the Company's recording an offsetting deferred tax asset valuation allowance. The Company had provided a valuation allowance against all deferred tax asset balances at December 31, 1998 and 1997 due to uncertainty regarding realization of the asset.

  The Company's net loss for 1998 was $1,615,000, versus net income of $226,000 for 1997. This change was primarily the result of charges related to ACI and Aloe & Herbs in the amount of $1,750,000. Net loss per share was $.17 in 1998, compared to net income per share of $.02 in 1997. Net income per share in 1998, excluding the charges related to ACI and Aloe & Herbs, was $.01.


  Year 2000 Issues

  Like many organizations, the Company faced the prospect of what would happen to computers and other microprocessor-controlled equipment using two-digit data fields when they encountered the Year 2000, which could be mistaken as the Year 1900. This was known as the Year 2000 issue. With respect to this issue, the Company undertook efforts to assess the impact on its information technology systems, non-information technology systems, such as production and laboratory equipment, and third-party business partners such as vendors and customers. The results of this assessment, which included analysis and compliance testing, showed that virtually all of the Company's internal systems, as well as the systems of almost all of its vendors and customers, were prepared to handle the Year 2000 issue without interruption of sales or service. Nevertheless, the Company prepared an assessment of its most reasonably likely worst-case scenario for dealing with Year 2000 related disruptions and estimated that it would spend approximately $100,000 on equipment and software remediation and approximately $500,000 on a buildup of inventory.

  The Company did find several minor instances of software programs which needed upgrading, and several equipment items which needed upgrading or replacing, in order to be Year 2000 ready. The Company spent approximately $34,000 on the upgrading or replacement of such programs and equipment.

  The Company spent approximately $500,000 on its inventory buildup program, but did not experience any unusual levels of order demand in the fourth quarter of 1999 relating to Year 2000 concerns. The Company has subsequently been reducing its inventory to normal levels excluding this buildup.

  The Company did not experience any significant disruptions to its business systems or equipment as a result of Year 2000 issues, nor does it expect to experience any such disruptions to its systems in the future. The Company also did not experience any disruptions in the delivery of products or services obtained from its vendors as a result of Year 2000 issues.

  Forward Looking Statements

  All statements other than statements of historical fact contained in this report, including but not limited to statements in this Management's Discussion and Analysis of Financial Condition and Results of Operations (and similar statements contained in the Notes to Consolidated Financial Statements) concerning the Company's financial position, liquidity, capital resources and results of operations, its prospects for the future and other matters, are forward-looking statements. Forward-looking statements in this report generally include or are accompanied by words such as "anticipate", "believe", "estimate", "expect", "intend" or words of similar import. Such forward-looking statements include, but are not limited to, statements regarding the Company's plan or ability to achieve growth in demand for or sales of products, to reduce expenses and manufacturing costs and increase gross margin on existing sales, to initiate, continue or complete clinical and other research programs, to obtain financing when it is needed, to fund its operations from revenue and other available cash resources, to enter into licensing agreements, to develop and market new products and increase sales of existing products, to obtain government approval to market new products, to sell all of the freeze-dried, calcium alginate and certain other wound care products that it is required to purchase under its existing agreements with the suppliers of those products, to purchase sufficient supplies of Aloe vera L. leaves at reasonable prices, and to properly assess its situation with respect to Year 2000 issues and avoid any material adverse effects of the Year 2000 problem, as well as various other matters.

  Although the Company believes that the expectations reflected in its forward-looking statements are reasonable, no assurance can be given that such expectations will prove correct. Factors that could cause the Company's results to differ materially from the results discussed in such forward-looking statements include but are not limited to the possibilities that the Company may be unable to obtain the funds needed to carry out large scale clinical trials and other research and development projects, that the results of the Company's clinical trials may not be sufficiently positive to warrant continued development and marketing of the products tested, that new products may not receive required approvals by the appropriate government agencies or may not meet with adequate customer acceptance, that the Company may not be able to obtain financing when needed, that the Company may not be able to obtain appropriate licensing agreements for products that it wishes to market or products that it needs assistance in developing, that the Company's efforts to improve its sales and reduce its costs may not be sufficient to enable it to fund its operating costs from revenues and available cash resources, that one or more of the customers that the Company expects to purchase significant quantities of products from the Company or Caraloe may fail to do so, that competitive pressures may require the Company to lower the prices of or increase the discounts on its products, that the Company's sales of products it is contractually obligated to purchase from suppliers may not be sufficient to enable and justify its fulfillment of those contractual purchase obligations, that other parties who owe the Company substantial amounts of money may be unable to pay what they owe the Company, that the Company may suffer adverse effects from Year 2000 problems affecting the Company or its vendors (including utility companies) or customers, and that the Company may be unable to produce or obtain, or may have to pay excessive prices for, the raw materials or products it needs.

  All forward-looking statements in this report are expressly qualified in their entirety by the cautionary statements in the two immediately preceding paragraphs.


  ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.


  Foreign Currency

  The Company's manufacturing operation in Costa Rica accounted for 62% of cost of sales for the year ended December 31, 1999. As a result, the Company's financial results could be significantly affected by factors such as changes in foreign currency exchange rates or economic conditions in Costa Rica. When the U.S. Dollar strengthens against the Costa Rica Colon, the cost of sales decreases. During 1999, the exchange rate from U.S. Dollars to Costa Rica Colones increased by 10% to 297 at December 31, 1999. The effect of an additional 10% strengthening in the value of the U.S. Dollar relative to the Costa Rica Colones would result in an increase of $315,000 in gross profit. The Company's sensitivity analysis of the effects of changes in foreign currency rates does not factor in a potential change in sales levels or local currency prices.

  Sales of products to foreign markets comprised 5% of sales for 1999. These sales are generally denominated in U.S. Dollars. The Company does not believe that changes in foreign currency exchange rates or weak economic conditions in foreign markets in which the Company distributes its product would have a significant effect on operating results. If sales to foreign markets increase in future periods, the effects could become significant.

  For quantitative and qualitative disclosures about market risk related to the supply of Aloe vera L. leaves, see "Business."


  ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

  The response to Item 8 is submitted as a separate section of this Form 10-K. See Item 14.


  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

  There were no changes in or disagreements with the Company's independent public accountants on accounting matters or financial disclosure during 1998, 1999 or 2000 (to the date of filing of this report).

                                 PART III

  ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

  The information required by Item 10 of Form 10-K is hereby incorporated by reference from the information appearing under the captions "Election of Directors," "Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive Proxy Statement relating to its 2000 annual meeting of shareholders, which will be filed pursuant to Regulation 14A within 120 days after the Company's fiscal year ended December 31, 1999.


  ITEM 11.  EXECUTIVE COMPENSATION.

  The information required by Item 11 of Form 10-K is hereby incorporated by reference from the information appearing under the caption "Executive Compensation" in the Company's definitive Proxy Statement relating to its 2000 annual meeting of shareholders, which will be filed pursuant to Regulation 14A within 120 days after the Company's fiscal year ended December 31, 1999.


  ITEM 12.  SECURITY  OWNERSHIP   OF   CERTAIN  BENEFICIAL   OWNERS   AND
  MANAGEMENT.

  The information required by Item 12 of Form 10-K is hereby incorporated by reference from the information appearing under the captions "Security Ownership of Management" and "Principal Shareholders" in the Company's definitive Proxy Statement relating to its 2000 annual meeting of shareholders, which will be filed pursuant to Regulation 14A within 120 days after the Company's fiscal year ended December 31, 1999.


  ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

  The information required by Item 13 of Form 10-K is hereby incorporated by reference from the information appearing under the caption "Certain Transactions" in the Company's definitive Proxy Statement relating to its 2000 annual meeting of shareholders, which will be filed pursuant to Regulation 14A within 120 days after the Company's fiscal year ended December 31, 1999.

                                  PART IV

  ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES  AND REPORTS ON  FORM
  8-K.

  (a)(1)    Financial Statements.

            Reference is made to the index on page F-1 for a list of all financial statements filed as a part of this Annual Report. Other schedules have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes thereto.

     (2)    Financial Statement Schedules.

            Reference is made to the index on page F-1 for a list of all financial statement schedules filed as a part of this Annual Report.

     (3)    Exhibits.

            Reference is made to the Index to Exhibits on pages E-1 through E-9 for a list of all exhibits filed as a part of this Annual Report.

  (b)       Reports on Form 8-K.

            The Company filed no reports on Form 8-K during the last quarter of its fiscal year ended December 31, 1999.

                       CARRINGTON LABORATORIES, INC.
         INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES


  Consolidated Financial Statements of the Company:


     Consolidated Balance Sheets - December 31, 1998 and 1999      F  - 2

     Consolidated Statements of Operations - years ended
       December 31, 1997, 1998 and 1999                            F  - 3

     Consolidated Statements of Shareholders' Investment - years
       ended December 31, 1997, 1998 and 1999                      F  - 4

     Consolidated Statements of Cash Flows - years ended
       December 31, 1997, 1998 and 1999                            F  - 5

     Notes to Consolidated Financial Statements                    F  - 6

     Financial Statement Schedule Valuation and
       Qualifying Accounts                                         F  - 18

     Report of Ernst & Young LLP, Independent Public               F  - 19
       Accountants

  Consolidated Balance Sheets
  (Amounts in thousands, except share amounts)

                                                            December 31,
                                                           1998      1999
                                                         -------   -------
  ASSETS:
  Current Assets:
       Cash and cash equivalents                        $  3,931  $  2,453
         Accounts receivable, net of allowance
         for doubtful accounts of $922 and $304
         in 1998 and 1999, respectively                    2,961     3,690
       Inventories                                         4,969     5,184
       Prepaid expenses                                      739       573
                                                         -------   -------
  Total current assets                                    12,600    11,900

  Property, plant and equipment, net                      11,050    10,985
  Other assets                                               597       608
                                                         -------   -------
  Total assets                                          $ 24,247  $ 23,493
                                                         =======   =======

  LIABILITIES AND SHAREHOLDERS' INVESTMENT
  Current Liabilities:
       Note payable                                     $    -    $    200
       Accounts payable                                    1,369     1,871
       Accrued liabilities                                 1,515     1,918
                                                         -------   -------
  Total current liabilities                                2,884     3,989

  Commitments and contingencies

  SHAREHOLDERS' INVESTMENT:
       Common stock, $.01 par value, 30,000,000
       shares authorized, 9,350,064 and 9,440,921
       shares issued and outstanding at December
       31, 1998 and 1999, respectively                        94        94
  Capital in excess of par value                          51,736    51,910
  Deficit                                                (30,467)  (32,500)
                                                         -------   -------
  Total shareholders' investment                          21,363    19,504
                                                         -------   -------
  Total liabilities and shareholders' investment        $ 24,247  $ 23,493
                                                         =======   =======

  The accompanying notes are an integral part of these balance sheets.

                                    F-2

  Consolidated Statements of Operations
  (Amounts in thousands, except per share amounts)


                                                   Years Ended December 31,
                                                1997         1998        1999
                                              -------      -------     -------
  Net sales                                  $ 23,559     $ 23,625    $ 28,128
  Costs and expenses:
    Cost of sales                               9,530       10,870      13,640
    Selling, general and administrative        10,814       10,254      10,346
    Research and development                    3,006        2,589       2,434
    Research and development,
       Aliminase[TM] clinical trial expenses      -            -         2,866
    Charges related to ACI and Aloe & Herbs       -          1,750         -
    Charges related to Oregon Freeze Dry, Inc.    -            -         1,042
    Interest income, net                          (37)        (233)       (105)
    Other income                                  -            -           (62)
                                              -------      -------     -------
  Income (loss) before income taxes               246       (1,605)     (2,033)
  Provision for income taxes                       20           10         -
                                              -------      -------     -------
  Net income (loss)                               226       (1,615)     (2,033)

  Dividends and income attributed to
    preferred shareholders                       (70)          -           -
  Net income (loss) available to common
    shareholders                             $    156    $  (1,615)    $(2,033)
                                              =======      =======     =======
  Net income (loss) available to common
    shareholders per share - basic and
    diluted                                  $   0.02    $   (0.17)    $ (0.22)
                                              =======      =======     =======

  The accompanying notes are an integral part of these statements.

                                    F-3

 Consolidated Statements of Shareholders' Investment
 For the Years Ended December 31, 1997, 1998 and 1999
 (Amounts in thousands)

                                                             Capital in                Total
                                  Preferred      Common       Excess of             Shareholders'
                                    Stock          Stock      Par Value    Deficit   Investment
                                Shares Amount  Shares Amount
                                ------ ------  ------ ------  ---------    -------   ----------
 Balance,
   January 1, 1997                 1    $ 66    8,870  $ 89    $56,680    $(29,078)    $27,757
 Issuance of common stock for
   employee stock purchase plan    -       -       21     -        153           -         153
 Sale of common stock net of
   issuance costs of $21           -       -      415     4      2,471           -       2,475
 Repurchase of convertible
   preferred stock (Series E),
   $100 Par                       (1)    (66)       -     -     (7,719)          -      (7,785)
 Net income and comprehensive
   income                          -       -        -     -          -         226         226
 ---------------------------------------------------------------------------------------------
 Balance,
   December 31, 1997               -       -    9,306    93     51,585     (28,852)     22,826
 Issuance of common stock for
   employee stock purchase plan    -       -       44     1        151           -         152
 Net loss and comprehensive
   loss                            -       -        -     -          -      (1,615)     (1,615)
 ---------------------------------------------------------------------------------------------
 Balance,
   December 31, 1998               -       -    9,350    94     51,736     (30,467)     21,363
 Issuance of common stock for
   employee stock purchase plan    -       -       81     -        149           -         149
 Issuance of common stock for
   employee stock option plan      -       -       10     -         25           -          25
 Net loss and comprehensive
   loss                            -       -        -     -          -      (2,033)     (2,033)
 ---------------------------------------------------------------------------------------------
 Balance,
   December 31, 1999               -    $  -    9,441  $ 94    $51,910    $(32,500)    $19,504


 The accompanying notes are an integral part of these statements.

                                    F-4

 Consolidated Statements of Cash Flows
 (Amounts in thousands)
                                             Years Ended December 31,
                                                    1997       1998      1999
                                                   ------     ------    ------
 Cash flows provided by (used in)
  operating activities:
   Net income (loss)                              $   226    $(1,615)  $(2,033)
   Adjustments to reconcile income (loss)
      to net cash provided by (used in)
        operating activities:
      Depreciation and amortization                 1,196      1,043     1,028
      Charge related to ACI investment                  -        600         -
      Charge related to Oregon Freeze Dry, Inc.         -          -     1,042
      Provision for inventory obsolescence            523         53         -
   Changes in assets and liabilities:
      Accounts receivable, net                     (1,545)       129      (729)
      Inventories                                  (1,903)       (19)     (215)
      Prepaid expenses                                 40       (411)     (177)
      Other assets                                   (360)     1,340       (11)
      Accounts payable and accrued liabilities        (76)       (55)      206
                                                   ------     ------    ------
   Net cash provided by (used in)
     operating activities                          (1,899)     1,065      (889)
 Cash flows used in investing activities:
   Purchases of property, plant and equipment        (295)    (1,278)     (963)
                                                   ------     ------    ------
      Net cash used in investing activities          (295)    (1,278)     (963)
 Cash flows provided by (used in)
   financing activities:
   Issuances of common stock                        2,628        152       174
   Retirement of preferred stock                   (7,785)         -         -
   Proceeds of short-term debt                          -          -       200
   Principal payments of capital lease
      obligations                                     (32)       (31)        -
                                                   ------     ------    ------
      Net cash provided by (used in) financing
        activities                                 (5,189)       121       374
                                                   ------     ------    ------
 Net decrease in cash and cash
   equivalents                                     (7,383)       (92)   (1,478)
 Cash and cash equivalents at beginning of year    11,406      4,023     3,931
                                                   ------     ------    ------
 Cash and cash equivalents at end of year         $ 4,023    $ 3,931   $ 2,453
                                                   ======     ======    ======
 Supplemental Disclosure of Cash Flow
   Information
   Cash paid during the year for interest         $    10    $     3   $     7
   Cash paid during the year for income taxes           -         44         -


 The accompanying notes are an integral part of these statements.

                                    F-5

               NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


  NOTE ONE. BUSINESS

  Carrington Laboratories, Inc. (the "Company") is a research-based biopharmaceutical, medical device, raw materials and nutraceutical company engaged in the development, manufacturing and marketing of naturally-derived complex carbohydrates and other natural product therapeutics for the treatment of major illnesses, the dressing and management of wounds, and nutritional supplements.

  The Company's Medical Services Division offers a comprehensive line of human wound management products to hospitals, nursing homes, alternative care facilities and the home health care market and also offers vaccines and wound and skin care products to the veterinary market. Sales are primarily in the United States through a network of distributors.

  Caraloe, Inc., a subsidiary, markets or licenses consumer products and bulk raw material products. Principal sales of Caraloe, Inc., are bulk raw material products which are sold to United States manufacturers who include the high quality extracts from Aloe vera L. in their finished products.

  The Company's products are produced at its plants in Irving, Texas and in Costa Rica. A portion of the Aloe vera L. leaves used for manufacturing the Company's products are grown on a Company-owned farm in Costa Rica. The remaining leaves are purchased from producers in Costa Rica, Mexico, Venezuela and Central America.

  NOTE TWO. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  PRINCIPLES OF CONSOLIDATION       The  consolidated financial  statements
  include the accounts of Carrington Laboratories, Inc., and its subsidiaries, all of which are wholly owned. All intercompany accounts and transactions have been eliminated in consolidation.

  CASH EQUIVALENTS The Company's policy is that all highly liquid investments purchased with a maturity of three months or less at date of acquisition are considered to be cash equivalents unless otherwise restricted.

  INVENTORY Inventories are recorded at the lower of cost (first-in, first-out) or market.

  PROPERTY, PLANT AND EQUIPMENT Property, plant and equipment are recorded at cost less accumulated depreciation. Land improvements, buildings and improvements, furniture and fixtures and machinery and equipment are depreciated on the straight-line method over their estimated useful lives. Leasehold improvements and equipment under capital leases are amortized over the terms of the respective leases.

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

  REVENUE RECOGNITION The Company recognizes revenue when title to the goods transfers and collectability is reasonably assured. For the majority of the Company's sales, this occurs at the time of shipment. The Company has rebate arrangements with certain distributors. These rebates are estimated and recorded at the time of sale.

  FEDERAL INCOME TAXES Deferred income taxes reflect the tax effect of temporary differences between the amount of assets and liabilities recognized for financial reporting and tax purposes. These deferred taxes are measured by applying currently enacted tax laws. The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are provided against net deferred tax assets when realization is not reasonably assured.

  RESEARCH AND DEVELOPMENT Research and development costs are expensed as incurred. Certain laboratory and test equipment determined to have alternative future uses in other research and development activities has been capitalized and is depreciated as research and development expense over the life of the equipment.

  ADVERTISING         Advertising expense is charged  to operations in  the
  year in which such costs are incurred. Advertising expense has not been significant for 1997, 1998 or 1999.

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

  NOTE THREE.    INVENTORIES

  The following summarizes the components of inventory at December 31, 1998 and 1999, in thousands:


                                                  1998        1999
  ------------------------------------------------------------------
  Raw materials and supplies                     $1,135       $2,011
  Work-in-process                                 1,182          673
  Finished goods                                  2,652        2,500
  ------------------------------------------------------------------
  Total                                          $4,969       $5,184
  ------------------------------------------------------------------

  The inventory balances are net of $525,000 and $430,000 of reserves for obsolete and slow moving inventory at December 31, 1998 and 1999, respectively.

  NOTE FOUR.     PROPERTY, PLANT AND EQUIPMENT

  Property, plant and equipment consisted of the following at December 31, 1998 and 1999, in thousands:

                                                          Estimated
                                     1998       1999      Useful Lives
  --------------------------------------------------------------------
  Land and improvements          $ 1,389     $ 1,389
  Buildings and improvements       8,862       8,692     7 to 25 years
  Furniture and fixtures             930         873     4 to 8 years
  Machinery and equipment          8,165       9,505     3 to 10 years
  Leasehold improvements             928         349     1 to 3 years
  Equipment under capital leases     150         150     4 years
  --------------------------------------------------------------------
  Total                           20,424      20,958
  Less accumulated depreciation
    and amortization               9,374       9,973
  --------------------------------------------------------------------
  Property, plant and
   equipment, net                $11,050     $10,985
                                  ======      ======

  The Company's net investment in property, plant and equipment in Costa Rica at December 31, 1998 and 1999 was $4,310,000 and $4,518,000,
  respectively.

  NOTE FIVE.     ACCRUED LIABILITIES

  The following summarizes significant components of accrued liabilities at December 31, 1998 and 1999, in thousands:

                                              1998           1999
  ---------------------------------------------------------------
  Accrued payroll                           $  213         $  231
  Accrued sales commissions                    185             36
  Accrued taxes                                377            200
  Oregon Freeze Dry Reserve (see Note Ten)       -            698
  Other                                        740            753
  ---------------------------------------------------------------
  Total                                     $1,515         $1,918
  ---------------------------------------------------------------

  NOTE SIX. CHARGES RELATED TO ACI AND ALOE & HERBS

  The Company had reserved approximately $0.1 million at December 31, 1997 to cover potential exposures on approximately $1.1 million of investment in and notes and accounts receivable from ACI. In 1998, the Company increased the reserves against its investment and notes and accounts receivable balances related to ACI by approximately $1.2 million to fully reserve all amounts related to ACI. During 1999, ACI paid $40,000 on its obligations to the Company. Additionally, in 1999, ACI assigned 700,000 shares in Aloe & Herbs in repayment of $695,000 of principal and interest on its obligations to the Company.

  Beginning in 1998, the Company invested a total of approximately $0.5 million in Aloe & Herbs and its subsidiary Rancho Aloe (collectively "Aloe & Herbs"), an aloe farm close to the Company's existing farm in Costa Rica. The Company obtained a 19.3% equity interest in Aloe & Herbs in return for agreeing to provide farming expertise, working capital and Aloe vera L. plants. The Company's ownership in Aloe & Herbs was increased to 28.2% through the assignment of shares by ACI. The Company accounts for its investment in the Common Stock of Aloe & Herbs under the equity method, however, as of December 31, 1999 Aloe & Herbs had not generated net income and thus the investment remains at a zero carrying amount (see below).

  Aloe & Herbs faced substantial capital requirements during 1999 and 2000 for debt payments, ongoing investments in aloe plants and other general start-up costs. Consequently, in 1998 the Company fully reserved the $0.5 million in notes and accounts receivable due from Aloe & Herbs due to the risk and uncertainty of Aloe & Herbs' ability to repay the amounts due the Company. Aloe & Herbs successfully met the third party debt obligations that it owed in 1999, and is currently seeking to refinance its remaining third party debt obligation. The Company received repayments of $18,000 during 1999 for amounts due from Rancho Aloe and has established a repayment program with Aloe & Herbs for the repayment of the entire debt.

  NOTE SEVEN.    LINE OF CREDIT

  The Company has an agreement with a bank for a $3 million line of credit, collateralized by accounts receivable and inventory. This credit facility is available for operating needs and was used to issue a letter of credit in the amount of $1.1 million at December 31, 1999 collateralizing a supply agreement with the Company's supplier of freeze-dried products (see Note Ten). The interest rate on this credit facility is equal to the bank's prime rate. As of December 31, 1999 there was $200,000 outstanding on the credit line. There was no balance outstanding at December 31, 1998.

  NOTE EIGHT.    PREFERRED STOCK

  SERIES E SHARES The Series E Shares, issued in October 1996, were convertible into shares of the Company's common stock beginning on December 20, 1996, and prior to October 21, 1999, at a conversion price per share equal to the lower of $25.20 (120% of the market price per share of the Company's common stock as determined at the time of issuance of the Series E Shares) or 87% of the market price immediately preceding the conversion date. In early 1997, the Company's Board of Directors concluded that it was in the best interest of the Company and its shareholders that the Company repurchase the Series E Shares. In March 1997, the Company completed a repurchase of 50% of the Series E Shares for $3,832,000, a premium of 13% over the original purchase price. In May 1997, the Company repurchased the remaining shares of its Series E Shares for a total cash purchase price of $3,852,000. For both transactions, amounts paid to preferred shareholders in excess of par totaled $70,000 more than the embedded deemed dividend of $986,000 recognized in 1996. This additional deemed dividend was used in the net income (loss) per share calculation in 1997 to reduce net income available to common shareholders.

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

  EMPLOYEE STOCK PURCHASE PLAN The Company has an Employee Stock Purchase Plan under which employees may purchase common stock at a price equal to the lesser of 85% of the market price of the Company's common stock on the last business day preceding the enrollment date (defined as January 1, April 1, July 1 or October 1 of any plan year) or 85% of the market price on the last business day of each month. A maximum of 500,000 shares of common stock was reserved for purchase under this Plan. As of December 31, 1999, a total of 222,226 shares had been purchased by employees at prices ranging from $1.65 to $29.54 per share.

  STOCK OPTIONS The Company has an incentive stock option plan which was approved by the shareholders in 1995 under which incentive stock options and nonqualified stock options may be granted to employees, consultants and non-employee directors. Options are granted at a price no less than the market value of the shares on the date of the grant, except for incentive options to employees who own more than 10% of the total voting power of the Company's common stock, which are granted at a price no less than 110% of the market value. Employee options are normally granted for terms of 10 years. Options granted prior to December 1998 normally vested at the rate of 25% per year beginning on the first anniversary of the grant date. Options granted in or subsequent to December 1998 normally vest at the rate of 33-1/3% per year beginning on the first anniversary of the grant date, but certain options granted in December 1998 and 1999 were 25%, 50% or 100% vested on the grant date, with the remainder of each option vesting in equal installments on the first, second and third anniversaries of the grant date. Options to non-employee directors have terms of four years and are 100% vested on the grant date. The Company has reserved 1,500,000 shares of common stock for issuance under the this Plan. As of December 31, 1999 options to purchase 114,926 shares were available for future grants under the Plan.

  The following summarizes stock option activity for each of the three years ended December 31, 1997, 1998 and 1999 (shares in thousands):

                                                              Weighted
                                                              Average
                                                              Exercise
                                  Shares   Price Per Share     Price
  -------------------------------------------------------------------
  Balance, Janurary 1, 1997        667    $ 6.25 to $47.75     $21.99
     Granted                       470    $ 5.31 to $ 7.50     $ 6.84
     Lapsed or canceled           (178)   $ 7.50 to $47.75     $18.38
  -------------------------------------------------------------------
  Balance, December 31, 1997       959    $ 5.31 to $47.75     $15.19
     Granted                       678    $ 2.50 to $13.13     $ 3.26
     Lapsed or canceled           (249)   $ 4.63 to $35.25     $11.02
  -------------------------------------------------------------------
  Balance, December 31, 1998     1,388    $ 2.50 to $28.75     $ 4.58
     Granted                       345    $ 2.06 to $ 3.63     $ 2.41
     Lapsed or canceled            316    $ 2.50 to $27.00     $ 4.71
     Exercised                      10    $ 2.50 to $ 2.50     $ 2.50
  -------------------------------------------------------------------
  Balance, December 31, 1999     1,407    $ 2.06 to $28.75     $ 4.05
  -------------------------------------------------------------------
  Options exercisable at
     December 31, 1999             553    $ 2.50 to $28.75     $ 4.68
  -------------------------------------------------------------------
  Options exercisable at
     December 31, 1998             417    $ 2.50 to $28.75     $ 5.71
  -------------------------------------------------------------------
  Options exercisable at
     December 31, 1997             314    $ 7.50 to $47.75     $20.87
  -------------------------------------------------------------------

  The  following   table  summarizes   information  about   stock   options
  outstanding at December 31, 1999:

                         Options Outstanding        Options Exercisable
                    ------------------------------  -------------------
                             Weighted
                             Average      Weighted            Weighted
                             Remaining    Average             Average
     Range of                Contractual  Exercise            Exercise
  Exercise Prices   Shares   Life         Price     Shares    Price
  ---------------------------------------------------------------------
  $2.06   $ 5.25    1,258    8.83 years   $3.48       455       $3.60
   6.00    28.75      149    6.61          8.94        98        9.67
  ---------------------------------------------------------------------
  $2.06   $28.75    1,407    8.60 years   $4.05       553       $4.68
  ---------------------------------------------------------------------

  The Company accounts for employee stock-based compensation under APB Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost been determined based on the fair value of options at their grant dates consistent with the method of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), the Company's net income (loss) and diluted net income (loss) available to common shareholders per share would have been the following pro forma amounts:

  -------------------------------------------------------------------
                                          1997      1998       1999
  -------------------------------------------------------------------
  Net income (loss)
    (in thousands):
       As reported                      $   226   $(1,615)   $(2,033)
       Pro forma                         (2,199)   (4,155)    (3,411)

  Diluted net income (loss) available
    to common shareholders per share:
       As reported                      $  0.02   $ (0.17)     (0.22)

       Pro forma                          (0.25)    (0.96)     (0.36)
  -------------------------------------------------------------------

  Because the SFAS 123 method of accounting has not been applied to options granted prior to January 1, 1995, the pro forma compensation cost may not be representative of the pro forma cost to be expected in future years.

  The fair value of each option granted was estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants to employees in 1997, 1998, and 1999, respectively: risk-free interest rates of 6.13%, 5.38% and 6.00%, expected volatility of 57.0%, 54.7% and 29.8% and expected lives of 5.0, 2.4 and 2.9 years. The Company used the following weighted-average assumptions for grants to directors in 1997, 1998 and 1999: expected dividend yields of 0% and expected lives of 4.0 years. The weighted average fair values of options granted were $6.84, $1.05 and $0.64 in 1997, 1998, and 1999, respectively.

  STOCK WARRANTS From time to time, the Company has granted warrants to purchase common stock to the Company's research consultants and other persons rendering services to the Company. The exercise price of such warrants was normally the market price or in excess of the market price of the common stock at date of issuance. The following summarizes warrant activity for each of the periods ending December 31, 1997, 1998, and 1999 (shares in thousands):

                                                             Weighted
                                                             Average
                               Shares    Price Per Share     Exercise
                                                              Price
  -------------------------------------------------------------------
  Balance, January 1, 1997        51     $ 9.75 to $20.13     $15.03
  -------------------------------------------------------------------
  Balance, December 31, 1997      51     $ 9.75 to $20.13     $15.03
    Lapsed or canceled            10     $ 9.75               $ 9.75
  -------------------------------------------------------------------
  Balance, December 31, 1998      41     $13.00 to $20.13     $16.32
    Issued                        50     $ 3.50               $ 3.50
    Lapsed or canceled           (26)    $16.00 to $19.75     $16.87
  -------------------------------------------------------------------
  Balance, December 31, 1999      65     $ 3.50 to $20.13     $ 6.24
  -------------------------------------------------------------------
  Warrants exercisable at
    December 31, 1999             65     $ 3.50 to $20.13     $ 6.24

  Warrants outstanding at December 31, 1999 had a weighted average remaining contractual life of 3.88 years.

  COMMON STOCK RESERVED At December 31, 1999 the Company had reserved a total of 1,864,892 common shares for future issuance relating to the employee stock purchase plan, stock option plans and stock warrants, disclosed above.

  NOTE TEN. COMMITMENTS AND CONTINGENCIES

  The Company conducts a significant portion of its operations from an office/ warehouse/distribution facility and an office/laboratory facility under operating leases that expire in 2001. In addition, the Company leases certain office equipment under operating leases that expire over the next three years. The Company's commitments under noncancellable operating leases as of December 31, 1999 are as follows, in thousands:

  Years Ending December 31,
  -------------------------------------------------------------------
  2000                                                $  654
  2001                                                   467
  2002                                                    53
  2003                                                    53
  -------------------------------------------------------------------
  Total minimum lease payments                        $1,227
  -------------------------------------------------------------------

  Total rental expense under operating leases was $465,000, $451,000 and $455,000 for the years ended December 31, 1997, 1998 and 1999, respectively.

  In February 1995, the Company entered into a commitment to purchase $2.5 million of freeze-dried products from Oregon Freeze Dry, Inc. ("OFD") over a 66-month period ending in August 2000. The commitment, which also provides for monthly minimum purchases, is required to be supported to the extent of 60% of the remaining commitment by a letter of credit from a bank or a pledged certificate of deposit (see Note Seven). The Company has made purchases pursuant to this commitment of $245,000, $95,000 and $54,000 in 1997, 1998 and 1999, respectively. At
  December 31, 1999, the Company had made prepayments of $672,000 toward future deliveries under the commitment.

  In the fourth quarter of 1999, the Company determined that it could no longer satisfy the minimum purchase requirements of the agreement and thus the Company has established a reserve of $1,042,000 for estimated losses under this contract. Of this amount, $698,000 is recorded in accrued liabilities and $344,000 offsets the aforementioned prepayments. The Company is currently negotiating with OFD regarding purchase arrangements beyond the term of the current agreement.

  NOTE ELEVEN.   INCOME TAXES

  The tax effects of temporary differences that gave rise to deferred tax assets and deferred tax liabilities at December 31, 1998 and 1999 were as follows, in thousands:

                                              1998          1999
  ---------------------------------------------------------------
  Net operating loss carryforward          $ 14,391      $ 14,090
  Research and development
     and other credits                          867           748
  Property, plant and equipment                 259           307
  Patents                                       285           270
  Inventory                                     401           368
  Other, net                                    244           600
  Bad debt reserve                              568           549
  Oregon Freeze Dry reserve                      -            354
  Less - Valuation allowance                (17,015)      (17,286)
                                            -------       -------
                                           $      0      $      0
                                            =======       =======

  The Company has provided a valuation allowance against the entire deferred tax asset at December 31, 1998 and 1999 due to the uncertainty as to the realization of the asset.

  The provisions for income taxes for the years ended December 31, 1997, 1998 and 1999 consisted of the following, in thousands:


                                            1997      1998      1999
 -------------------------------------------------------------------
  Current provision                         $ 20      $ 10       $ -
  Deferred provision, net                      -         -         -
 -------------------------------------------------------------------
  Total provision                           $ 20      $ 10       $ -
 -------------------------------------------------------------------

  The differences (expressed as a percentage of pre-tax income or loss) between the statutory and effective income tax rates are as follows:


                                            1997      1998      1999
 -------------------------------------------------------------------
  Statutory tax rate                        34.0%    (34.0%)   (34.0%)
  Unrecognized deferred tax
   benefit/change in valuation allowance   (20.8)     34.0      34.0
  Other                                     (4.9)        -         -
 -------------------------------------------------------------------
  Effective tax rate                         8.3%      0.0%      0.0%
 -------------------------------------------------------------------

  At December 31, 1999, the Company had net operating loss carryforwards of approximately $41.4 million for federal income tax purposes, which began to expire in 1999, and research and development tax credit carryforwards of approximately $748,000, which began to expire in 1999, all of which are available to offset federal income taxes due in future periods. The Company had a $6 million net operating loss carryforward expire during the year ended December 31, 1999. Additionally, $15,000 in research and development tax credits expired in 1999. The Company has approximately $28,000 in alternative minimum tax credits which do not expire.

  NOTE TWELVE.   CONCENTRATIONS OF CREDIT RISK

  Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of trade accounts receivable. The Company's customers are not concentrated in any specific geographic region but are concentrated in the health care industry. Significant sales were made to three customers. McKesson HBOC/General Medical accounted for 12%, 11% and 5%; and Owens & Minor accounted for 11%, 10% and 9%; of the Company's net sales in 1997, 1998 and 1999, respectively. Sales to Mannatech, Inc., accounted for 15%, 23% and 41% of the Company's net sales in 1997, 1998 and 1999, respectively. Accounts receivable from Mannatech represented 28% of gross accounts receivable at December 31, 1999. The Company performs ongoing credit evaluations of its customers' financial condition and establishes an allowance for doubtful accounts based on factors surrounding the credit risk of specific customers and historical trends and other information.

  NOTE THIRTEEN. NET INCOME (LOSS) PER SHARE

  Basic net income (loss) available to common shareholders per share was computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding of 8,953,000, 9,320,000 and 9,376,000 in 1997, 1998, and 1999,
  respectively.

  In calculating the diluted net loss available to common shareholders per share for 1998 and 1999, no effect was given to options, warrants or convertible securities, because the effect of including these securities would have been antidilutive. In 1997, diluted net income available to common shareholders per share was also based only on the weighted average number of common shares outstanding. There was no additional dilution related to options whose exercise price was below the average market price due to the application of the treasury stock method. Remaining options and warrants to purchase 885,000 shares at an average exercise price of $16.84 per share were excluded because their exercise price exceeded the average market price and were, therefore, antidilutive.

  NOTE FOURTEEN. REPORTABLE SEGMENTS

  The Company operates in two reportable segments: human and veterinary products sold through its Medical Services Division and Caraloe, Inc., a consumer products subsidiary, which sells bulk raw materials, consumer beverages, and nutritional and skin care products.

  The Company evaluates performance and allocates resources based on profit or loss from operations before income taxes. The accounting policies of the reportable segments are the same as those described in the Summary of Significant Accounting Policies (Note Two).

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

  Reportable Segments (in thousands)

                            Medical  Caraloe,
  1998                     Services    Inc.    Corporate     Total
  -----------------------------------------------------------------
                                                            >C>
  Sales to unaffiliated
    customers               $16,438   $7,187    $   -       $23,625
  Income(loss) before
    income taxes              1,023      854     (3,482)     (1,605)
  Identifiable assets        14,319    1,923      8,005      24,247
  Capital expenditures          344       -         934       1,278
  Depreciation and
    amortization                737       -         306       1,043
  -----------------------------------------------------------------
  1999
  -----------------------------------------------------------------
  Sales to unaffiliated
    customers               $15,389  $12,739    $   -       $28,128
  Income(loss) before
    income taxes               (775)   3,247     (4,505)     (2,033)
  Identifiable assets        12,623    2,019      8,851      23,493
  Capital expenditures          405       -         558         963
  Depreciation and
    amortization                679       -         349       1,028
  -----------------------------------------------------------------

  NOTE FIFTEEN.  UNAUDITED SELECTED QUARTERLY FINANCIAL DATA

  The unaudited  selected quarterly  financial data  below reflect  the fiscal  year ended December 31, 1998 and 1999, respectively.

  (Dollar amounts in thousands, except shares and per share amounts)

   --------------------------------------------------------------------------
   1998                    1st Quarter  2nd Quarter  3rd Quarter  4th Quarter
   --------------------------------------------------------------------------
   Net sales                $   5,788    $   6,027    $   6,003    $   5,807
   Gross profit                 3,208        3,428        3,237        2,882
   Net income (loss)              152           60          101       (1,928)(1)
   Diluted income (loss)
     available to common
     shareholders per share $     .02    $     .00    $     .01    $    (.21)
   Weighted average
     common shares          9,306,000    9,315,000    9,330,000    9,343,000


   --------------------------------------------------------------------------
   1999                    1st Quarter  2nd Quarter  3rd Quarter  4th Quarter
   --------------------------------------------------------------------------
   Net sales                $   6,898    $   6,750    $   7,224    $   7,256
   Gross profit                 3,287        3,380        3,949        3,872
   Net income (loss)           (1,005)        (394)         145         (779)(2)
   Diluted income (loss)
     available to common
     shareholders per share $   (0.11)   $   (0.04)   $    0.02    $   (0.08)
   Weighted average
     common shares          9,351,000    9,358,000    9,368,000    9,424,000


  (1) After a charge of $1,750,000 for ACI and Aloe & Herbs as described in Note Six.

  (2)  After a charge of $1,042,000 for OFD as described in Note Ten.

  Financial Statement Schedule
  Valuation and Qualifying Accounts
  (In thousands)

  Description                           Additions
                                     ----------------
                           Balance   Charged  Charged
                             at         to      to                   Balance
                          Beginning  Cost and  Other                 at End
                          of Period  Expenses Accounts  Deductions  of Period
  ---------------------------------------------------------------------------
  1997
  ---------------------------------------------------------------------------
  Bad debt reserve         $  213   $  280     $  -       $   15     $  478
  Inventory reserve           322      523        -          329        516
  Rebates                     136      331        -          125        342
  ---------------------------------------------------------------------------
  1998
  ---------------------------------------------------------------------------
  Bad debt reserve         $  478   $  564     $  -       $  120     $  922
  Inventory reserve           516       53        -           44        525
  Rebates                     342    3,499        -        3,437        404
  ACI and Aloe & Herbs
    non-current notes and
    investments included
    in other assets             -    1,350        -            -      1,350
  ---------------------------------------------------------------------------
  1999
  ---------------------------------------------------------------------------
  Bad debt reserve         $  922   $  107     $  -       $  726     $  303
  Inventory reserve           525        -        -           95        430
  Rebates                     404    2,058        -        2,122        340
  ACI and Aloe & Herbs
    non-current notes and
    investments included
    in other assets         1,350        -        -           58      1,292
  Oregon Freeze Dry, Inc.       -    1,042      (343)          -        699


                 REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


  Shareholders and Board of Directors
    Carrington Laboratories, Inc.

  We have audited the accompanying consolidated balance sheets of Carrington Laboratories, Inc. and subsidiaries as of December 31, 1999 and 1998 and the related consolidated statements of operations, shareholders' investment and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedule listed in the Index at item 14(a) for the same periods. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

  We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Carrington Laboratories, Inc. and subsidiaries as of December 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                          Ernst & Young LLP



  Dallas, Texas
  February 21, 2000

                                SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     CARRINGTON LABORATORIES, INC.



  Date:  March 29, 2000         By: /s/ Carlton E. Turner
                                    ---------------------
                                Carlton E. Turner, Ph.D.,D.Sc. President

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



          Signatures                    Title                      Date
  -------------------------   -----------------------------   --------------

  /s/ Carlton E. Turner       President, Chief Executive      March 29, 2000
  Carlton E. Turner, Ph.D.,   Officer and Director
    D.Sc.                      (principal executive officer)



  /s/ Robert W. Schnitzius    Chief Financial Officer         March 29, 2000
  Robert W. Schnitzius         (principal financial and
                               accounting officer)



  /s/ R. Dale Bowerman        Director                        March 29, 2000
  R. Dale Bowerman



  /s/ George DeMott           Director                        March 29, 2000
  George DeMott



  /s/ Robert A. Fildes, Ph.D. Director                        March 29, 2000
  Robert A. Fildes, Ph.D.



  /s/ Thomas J. Marquez       Director                        March 29, 2000
  Thomas J. Marquez



  /s/ Selvi Vescovi           Director                        March 29, 2000
  Selvi Vescovi

                          INDEX TO EXHIBITS


  Exhibit                                                       Sequentially
  Number                         Exhibit                        Numbered Page
  ------   ---------------------------------------------------  -------------
  3.1*     Restated Articles of Incorporation of Carrington
           Laboratories, Inc.

  3.2*     Statement of Change of Registered Office and
           Registered Agent of Carrington Laboratories, Inc.

  3.3*     Statement of Resolution Establishing Series D
           Preferred Stock of Carrington Laboratories, Inc.

  3.4 Bylaws of Carrington Laboratories, Inc., as amended through March 3, 1998 (incorporated herein by reference to Exhibit 3.8 to Carrington's 1997
           Annual Report on Form 10-K).

  4.1      Form of certificate for Common Stock of Carrington
           Laboratories, Inc. (incorporated herein by reference to Exhibit 4.5 to Carrington's
           Registration Statement on Form S-3 (No. 33-57360) filed with the Securities and Exchange Commission on January 25, 1993).

  4.2* Rights Agreement dated as of September 19, 1991 between Carrington Laboratories, Inc. and
           Ameritrust Company National Association.

  4.3      Amendment No. 1 to Rights Agreement dated October
           21, 1998 (incorporated herein by reference to Exhibit 4 to the Company's Form 8/A/A Post-
           Effective Amendment No. 1).

  10.1H Retirement and Consulting Agreement dated August 14, 1997 between Carrington Laboratories, Inc. and David Shand (incorporated herein by reference to Exhibit 4.1 to Carrington's quarterly report on Form 10-Q for the quarter ended September 30,
           1997).

  10.2H    First Amendment to Retirement and Consulting
           Agreement dated September 30, 1997 between
           Carrington Laboratories, Inc. and David G. Shand
           (incorporated herein by reference to Exhibit 4.2 to Carrington's quarterly report on Form 10-Q for the quarter ended September 30, 1997).

  Exhibit                                                        Sequentially
  Number                         Exhibit                        Numbered Page
  ------   ---------------------------------------------------  -------------
  10.3*    Contract Research Agreement dated as of August 8,
           1991 between Carrington Laboratories, Inc. and
           Texas Agriculture Experimental Station, as agent for the Texas A&M University System (incorporated herein by reference to Exhibit 10.55 to Carrington's 1991 Annual Report on Form 10-K).

  10.4*    Lease Agreement dated as of August 30, 1991 between
           Carrington Laboratories, Inc.  and Western Atlas
           International, Inc.

  10.5*    First Lease Amendment dated April 16, 1992 between
           Carrington laboratories, Inc. and Western Atlas
           International, Inc.

  10.6* Second Lease Amendment dated September 23, 1993 between Carrington Laboratories, Inc. and Western
           Atlas International, Inc.

  10.7* Third Lease Amendment dated December 1, 1994 between Carrington Laboratories, Inc. and Western
           Atlas International, Inc.

  10.8* Fourth Lease Amendment dated August 31, 1999 between Western Atlas International, Inc. and
           Carrington Laboratories, Inc.

  10.9H*   Employee Stock Purchase Plan of Carrington
           Laboratories, Inc., as amended through June 15,
           1995.

  10.10*   Common Stock Purchase Warrant dated September 14,
           1993 issued by Carrington Laboratories, Inc. to E.
           Don Lovelace.

  10.11*   Common Stock Purchase Warrant dated September 14,
           1993, issued by Carrington Laboratories, Inc., to
           Jerry L. Lovelace.

  10.12*   Lease Agreement dated June 15, 1994 between DFW
           Nine, a California limited partnership, and Carrington Laboratories, Inc.

  10.13*   Lease Amendment dated August 23, 1994 amending
           Lease Agreement listed as Exhibit 10.12.

  Exhibit                                                        Sequentially
  Number                         Exhibit                        Numbered Page
  ------   ---------------------------------------------------  -------------
  10.14*   Production Contract dated February 13, 1995 between
           Carrington Laboratories, Inc. and Oregon Freeze
           Dry, Inc.

  10.15* Modification Number One dated February 19, 1996 to the Production Contract dated February 13, 1995 between Carrington Laboratories, Inc. and Oregon
           Freeze Dry, Inc.

  10.16* Modification Number Two dated November 11, 1996 to the Production Contract dated February 13, 1995 between Carrington Laboratories, Inc. and Oregon
           Freeze Dry, Inc.

  10.17 Modification Number Three to the Production Contract dated February 13, 1995 between Carrington Laboratories, Inc. and Oregon Freeze Dry, Inc. (incorporated herein by reference to Exhibit 10.89 to Carrington's 1998 Annual Report on Form 10-K).

  10.18H 1995 Management Compensation Plan (incorporated herein by reference to Exhibit 4.1 to Form S-8
           Registration Statement No. 33-64403 filed with the
           Commission on November 17, 1995).

  10.19 Trademark License Agreement dated August 14, 1997 between Caraloe, Inc. and Mannatech, Inc.
           (incorporated herein by reference to Exhibit 10.2 to Carrington's quarterly report on Form 10-Q for the quarter ended September 30, 1997).

  10.20 Supply Agreement dated August 14, 1997 between Caraloe, Inc. and Mannatech, Inc.(incorporated herein by reference to Exhibit 10.3 to Carrington's quarterly report on Form 10-Q for the quarter ended September 30, 1997).

  10.21* Letter of Agreement dated January 12, 2000 extending Trademark License Agreement and Supply
           Agreement between Caraloe, Inc. and Mannatech,
           Inc..

  10.22 Trademark License and Product Supply Agreement dated July 22, 1997 between Caraloe, Inc., and Nu Skin International, Inc. (incorporated herein by reference to Exhibit 10.1 to Carrington's quarterly report on Form 10-Q for the quarter ended September 30, 1997).

  Exhibit                                                        Sequentially
  Number                         Exhibit                        Numbered Page
  ------   ---------------------------------------------------  -------------
  10.23 Non-exclusive Sales and Distribution Agreement dated August 22, 1995 between Innovative
           Technologies Limited and Carrington Laboratories,
           Inc. (incorporated herein by reference to Exhibit
           10.6 to Carrington's Third Quarter 1995 Report on
           Form 10-Q).

  10.24 Supplemental Agreement dated October 16, 1995 to Non-exclusive Sales and Distribution Agreement between Innovative Technologies Limited and Carrington Laboratories, Inc.(incorporated herein by reference to Exhibit 10.7 to Carrington's Third Quarter 1995 Report on Form 10-Q).

  10.25 Product Development and Exclusive Distribution Agreement dated November 10, 1995 between Innovative Technologies Limited and Carrington Laboratories, Inc.(incorporated herein by reference to Exhibit 10.8 to Carrington's Third Quarter 1995 Report on Form 10-Q).

  10.26 Form of Stock Purchase Agreement dated April 5, 1995 between Carrington Laboratories, Inc. and persons named in Annex I thereto (incorporated herein by reference to Exhibit 2.1 to Carrington's Registration Statement 33-60833 on Form S-3).

  10.27 Form of Registration Rights Agreement dated June 20, 1995 between Carrington Laboratories, Inc. and persons named in Annex I thereto (incorporated herein by reference to Exhibit 2.2 to Carrington's Registration Statement 33-60833 on Form S-3).

  10.28    Supply and Distribution Agreement dated March 22,
           1996 between Farnam Companies, Inc. and Carrington
           Laboratories, Inc. (incorporated herein by reference to Exhibit 10.76 to Carrington's 1995
           Annual Report on Form 10-K).

  10.29    Distribution Agreement dated March 1, 1996 between
           Carrington Laboratories, Inc. and Ching Hwa
           Pharmaceutical Co., Ltd. (incorporated herein by reference to Exhibit 10.1 to Carrington's First
           Quarter 1996 Report on Form 10-Q).

  10.30H Carrington Laboratories, Inc. 1995 Stock Option Plan, As Amended and Restated Effective January 15, 1998 (incorporated herein by reference to Exhibit
           10.3 to Carrington's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998).

  Exhibit                                                        Sequentially
  Number                         Exhibit                        Numbered Page
  ------   ---------------------------------------------------  -------------
  10.31H   Form of Nonqualified Stock Option Agreement with
           Outside Director, relating to the Registrant's 1995
           Stock Option Plan, as amended (incorporated herein by reference to Exhibit 10.3 to Carrington's
           Quarterly Report on Form 10-Q for the quarter ended
           June 30, 1998).

  10.32H   Form of Incentive Stock Option Agreement for
           Employees (incorporated herein by reference to Exhibit 4.4 to Carrington's Second Quarter 1996
           Report on Form 10-Q).

  10.33 Sales Distribution Agreement dated September 30, 1996 between Faulding Pharmaceuticals Laboratories and Carrington Laboratories, Inc.(incorporated herein by reference to Exhibit 10.1 to Carrington's Third Quarter 1996 Report on Form 10-Q).

  10.34    Amendment Number One to Sales Distribution
           Agreement dated January 12, 1998 between Carrington
           Laboratories, Inc., and Faulding
           Pharmaceuticals/David Bull Laboratories
           (incorporated herein by reference to Exhibit 10.75 to Carrington's 1997 Annual Report on Form 10-K).

  10.35 Sales Distribution Agreement dated December 1, 1996 between Suco International Corp. and Carrington Laboratories, Inc. (incorporated by reference to Exhibit 10.54 to Carrington's 1996 Annual Report on Form 10-K).

  10.36 Sales Distribution Agreement dated December 20, 1996 between Recordati, S.P.A. and Carrington Laboratories, Inc. and Carrington Laboratories Belgium N.V.(incorporated by reference to Exhibit
           10.55 to Carrington's 1996 Annual Report on Form
           10-K).

  10.37 Nonexclusive Distribution Agreement dated November 15, 1996 between Polymedica Industries, Inc. and Carrington Laboratories, Inc. (incorporated by reference to Exhibit 10.56 to Carrington's 1996 Annual Report on Form 10-K).

  10.38    Sales Distribution Agreement dated December 24,
           1996 between Gamida-Medequip Ltd. and Carrington
           Laboratories, Inc. (incorporated by reference to

  Exhibit                                                        Sequentially
  Number                         Exhibit                        Numbered Page
  ------   ---------------------------------------------------  -------------
           Exhibit 10.57 to Carrington's 1996 Annual Report on
           Form 10-K).

  10.39 Sales Distribution Agreement dated December 24, 1996 between Gamida For Life BV and Carrington Laboratories, Inc. (incorporated by reference to Exhibit 10.58 to Carrington's 1996 Annual Report on Form 10-K).

  10.40 Sales Distribution Agreement dated December 4, 1996 between Darrow Laboratorios S/A and Carrington Laboratories, Inc. (incorporated by reference to Exhibit 10.59 to Carrington's 1996 Annual Report on Form 10-K).

  10.41*   Independent Sales Representative Agreement dated
           June 1, 1998 between Meares Medical Sales
           Associates and Carrington Laboratories, Inc..

  10.42 Supply Agreement dated February 13, 1997 between Aloe Commodities International, Inc. and Caraloe, Inc. (incorporated by reference to Exhibit 10.63 to Carrington's 1996 Annual Report on Form 10-K).

  10.43 Trademark License Agreement dated March 1, 1997 between Light Resources Unlimited and Carrington Laboratories, Inc. (incorporated by reference to Exhibit 10.64 to Carrington's 1996 Annual Report on Form 10-K).

  10.44    Supply Agreement dated February 13, 1997 between
           Light Resources Unlimited and Caraloe, Inc.
           (incorporated by reference to Exhibit 10.65 to Carrington's 1996 Annual Report on Form 10-K).

  10.45    Sales Distribution Agreement dated December 27,
           1996 between Penta Farmaceutica, S.A. and
           Carrington Laboratories, Inc. (incorporated by reference to Exhibit 10.66 to Carrington's 1996
           Annual Report on Form 10-K).

  10.46 Sales Distribution Agreement dated November 1, 1995 between Laboratories PiSA S.A. DE C.V. and
           Carrington Laboratories, Inc. (incorporated by reference to Exhibit 10.70 to Carrington's 1996
           Annual Report on Form 10-K).

 Exhibit                                                        Sequentially
  Number                         Exhibit                        Numbered Page
  ------   ---------------------------------------------------  -------------
  10.47 Sales Distribution Agreement dated January 1, 1998 between Carrington Laboratories, Inc. and
           Carrington Laboratories Belgium N.V. and Henry
           Schein U.K. Holdings, Ltd., (incorporated herein by reference to Exhibit 10.1 to Carrington's Quarterly
           Report on Form 10-Q for the quarter ended March 31,
           1998).

  10.48 Sales Distribution Agreement dated January 5, 1998 between Carrington Laboratories, Inc. and Carrington Laboratories Belgium N.V. and Saude 2000 (incorporated herein by reference to Exhibit 10.2 to Carrington's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998).

  10.49 Sales Distribution Agreement dated March 27, 1998 between Carrington Laboratories, Inc. and Carrington Laboratories Belgium N.V. and Hemopharm GmbH (incorporated herein by reference to Exhibit
           10.4 to Carrington's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998).

  10.50 Sales Distribution Agreement dated March 27, 1998 between Carrington Laboratories, Inc. and Carrington Laboratories Belgium N.V. and Vincula International Trade Company (incorporated herein by reference to Exhibit 10.5 to Carrington's Quarterly Report on Form 10-Q for the quarter ended March 31,
           1998).

  10.51 Agency and Sales Distribution Agreement dated April 13, 1998 between Carrington Laboratories, Inc. and Carrington Laboratories Belgium N.V. and Egyptian American Medical Industries, Inc. (incorporated herein by reference to Exhibit 10.1 to Carrington's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998).

  10.52 Sales Distribution Agreement dated April 24, 1998 between Carrington Laboratories, Inc. and Carrington Laboratories Belgium N.V. and CSC Pharmaceuticals Ltd. Dublin (incorporated herein by reference to Exhibit 10.2 to Carrington's Quarterly Report on Form 10-Q for the quarter ended June 30,
           1998).

  10.53 Amendment Number One dated May 27, 1999 to the Sales Distribution Agreement dated April 17, 1998 between Carrington Laboratories, Inc. and Carrington Laboratories, Belgium, NV and CSC Pharmaceuticals, Ltd., Dublin (incorporated herein by reference to Exhibit 10.5 to Carrington's

 Exhibit                                                        Sequentially
  Number                         Exhibit                        Numbered Page
  ------   ---------------------------------------------------  -------------
           Quarterly Report on Form 10-Q for the quarter ended
           June 30, 1999).

  10.54 Promissory Note of Aloe Commodities International, Inc.,dated June 17, 1998, payable to the order of the Registrant in the principal amount of $200,000 (incorporated herein by reference to Exhibit 10.4 to Carrington's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998).

  10.55 Letter agreements dated September 30, 1998 and November 4, 1998 between Aloe Commodities International, Inc. and the Registrant amending due date of Promissory Note dated June 17, 1998 from Aloe Commodities International, Inc. to the Registrant (incorporated herein by reference to Exhibit 10.2 to Carrington's Quarterly Report on Form 10-Q for the quarter ended September 30,
           1998).

  10.56 Letter Agreement dated February 4, 1999 between Aloe Commodities International, Inc. and the Registrant amending due date of Promissory Note dated June 17, 1998 from Aloe Commodities International, Inc. to the Registrant (incorporated herein by reference to Exhibit 10.98 to Carrington's 1998 Annual Report on Form 10-K).

  10.57 Promissory Note dated July 1, 1998 of Rancho Aloe, (C.R.) S.A. payable to the order of the Registrant in the principal amount of $186,655.00 (incorporated herein by reference to Exhibit 10.1 to Carrington's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998).

  10.58 Wound and Skin Care Purchase Agreement dated August 27, 1998 between American Association for Homes & Services for the Aging and Carrington Laboratories, Inc. (incorporated herein by reference to Exhibit
           10.2 to Carrington's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998).

  10.59 Purchase Agreement dated October 1, 1998 between Vencor, Inc. and Carrington Laboratories, Inc. (incorporated herein by reference to Exhibit 10.3 to Carrington's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998).

  10.60    Supply Agreement dated October 12, 1998 between
           Caraloe, Inc. and One Family, Inc. (incorporated herein by reference to Exhibit 10.90 to Carrington's 1998 Annual Report on Form 10-K).

 Exhibit                                                        Sequentially
  Number                         Exhibit                        Numbered Page
  ------   ---------------------------------------------------  -------------
  10.61 Trademark License Agreement dated October 12, 1998 between Caraloe, Inc. and One Family, Inc.
           (incorporated herein by reference to Exhibit 10.91 to Carrington's 1998 Annual Report on Form 10-K).

  10.62 Promissory Note of Aloe & Herbs International, Inc. dated November 23, 1998 payable to the order of the Registrant in the principal amount of $300,000 (incorporated herein by reference to Exhibit 10.92 to Carrington's 1998 Annual Report on Form 10-K).

  10.63 Supply Agreement dated December 3, 1998 between Caraloe, Inc. and Eventus International, Inc. (incorporated herein by reference to Exhibit 10.93 to Carrington's 1998 Annual Report on Form 10-K).

  10.64 Trademark License Agreement dated December 3, 1998 between Caraloe, Inc. and Eventus International, Inc. (incorporated herein by reference to Exhibit
           10.94 to Carrington's 1998 Annual Report on Form
           10-K).

  10.65    Amendment Number One dated December 3, 1998 to
           Supply Agreement between Caraloe, Inc. and Eventus
           International, Inc. (incorporated herein by reference to Exhibit 10.95 to Carrington's 1998
           Annual Report on Form 10-K).

  10.66 Clinical Services Agreement dated January 25, 1999 between Carrington Laboratories, Inc. and PPD Pharmaco, Inc. (incorporated herein by reference to Exhibit 10.96 to Carrington's 1998 Annual Report on Form 10-K).

  10.67 Common Stock Purchase Warrant dated November 23, 1998, issued by Aloe and Herbs International, Inc. to Carrington Laboratories, Inc. (incorporated herein by reference to Exhibit 10.99 to Carrington's 1998 Annual Report on Form 10-K).

  10.68    Supply Agreement dated March 5, 1999 between
           Caraloe, Inc. and For Your Health, Inc.
           (incorporated herein by reference to Exhibit 10.1 to Carrington's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999).

 Exhibit                                                        Sequentially
  Number                         Exhibit                        Numbered Page
  ------   ---------------------------------------------------  -------------
  10.69 Trademark License Agreement dated March 5, 1999 between Caraloe, Inc. and For Your Health, Inc.
           (incorporated herein by reference to Exhibit 10.2 to Carrington's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999).

  10.70    Letter dated February 25, 1999 from Aloe
           Commodities, Inc. to  Carrington Laboratories, Inc.
           (incorporated herein by reference to Exhibit 10.3 to Carrington's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999).

  10.71 Exclusive Sales Representative Agreement dated April 13, 1999, between Caraloe, Inc. and Classic Distributing Company (incorporated herein by reference to Exhibit 10.1 to Carrington's Quarterly Report on Form 10-Q for the quarter ended June 30,
           1999).

  10.72    Exclusive Sales Representative Agreement dated
           April 13, 1999, between Caraloe, Inc. and Glenn
           Corporation (incorporated herein by reference to Exhibit 10.2 to Carrington's Quarterly Report on
           Form 10-Q for the quarter ended June 30, 1999).

  10.73    Terms Sheet for Lease of Rancho Aloe Farm Land to
           Sabila Industrial dated April 20, 1999
           (incorporated herein by reference to Exhibit 10.3 to Carrington's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999).

  10.74    Terms Sheet for Maintenance of Sabila Industrial
           Plants on Leased Land dated April 20, 1999
           (incorporated herein by reference to Exhibit 10.4 to Carrington's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999).

  10.75 Exclusive Sales and Trademark Agreement dated June 11, 1999, between Caraloe, Inc. and Nutra Vine (incorporated herein by reference to Exhibit 10.1 to Carrington's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999).

  10.76    Lease Agreement dated September 23, 1999 between
           Rancho Aloe and Sabila Industrial, S.A.
           (incorporated herein by reference to Exhibit 10.2 to Carrington's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999).

 Exhibit                                                        Sequentially
  Number                         Exhibit                        Numbered Page
  ------   ---------------------------------------------------  -------------
  10.77    Letter Agreement dated September 29, 1999 between
           Aloe Commodities International, Inc. and Carrington
           Laboratories, Inc. (incorporated herein by reference to Exhibit 10.3 to Carrington's Quarterly
           Report on Form 10-Q for the quarter ended September
           30, 1999).

  10.78*   Sales Distribution Agreement dated October 26,
           1999. between Carrington Laboratories, Inc. and E-
           Wha International, Inc.

  10.79*   Amendment Number Two dated February 14, 2000 to the
           Sales Distribution Agreement dated April 17, 1998 between Carrington Laboratories, Inc. and
           Carrington Laboratories, Belgium, NV and CSC
           Pharmaceuticals, Ltd. Dublin.

  10.80*   Supplier Agreement dated August 6, 1999 between
           Novation, LLC and Carrington Laboratories, Inc.
           MS 91022

  10.81*   Supplier Agreement dated August 6, 1999 between
           Novation, LLC and Carrington Laboratories, Inc.
           MS 91032

  21.1*    Subsidiaries of Carrington.

  23.1*    Consent of Independent Public Accountants

  27.1*    Financial Data Schedule




  *    Filed herewith.
  H    Management contract or compensatory plan.