Form 10-Q
period 2000-03-31
CARRINGTON LABORATORIES INC /TX/
filed 2000-05-15
CIK 718007

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549
                                  Form 10-Q

 (Mark One)
    (X)        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 2000

                                      OR
    ( )        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                       SECURITIES EXCHANGE ACT OF 1934

   For the transition period from ____________________ To ________________

                        Commission file number 0-11997

                        CARRINGTON LABORATORIES, INC.
            (Exact name of registrant as specified in its charter)
            Texas                                       75-1435663
  ------------------------------            --------------------------------
 (State or other jurisdiction of            (IRS Employer Identification No.)
  incorporation or organization)

                 2001 Walnut Hill Lane, Irving, Texas  75038
            -----------------------------------------------------
            (Address of principal executive offices and Zip Code)

                                 972-518-1300
             ----------------------------------------------------
             (Registrant's telephone number, including area code)

 ----------------------------------------------------------------------------
             (Former name, former address and former fiscal year,
                        if changed since last report)

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

                    APPLICABLE ONLY TO CORPORATE ISSUERS:
 Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date. 9,584,087 shares of Common Stock, $.01 par value, were outstanding at May 10, 2000.

                                    INDEX



                                                            Page
                                                           ------
     Part I.    FINANCIAL INFORMATION

       Item 1.  Financial Statements                           3

                Condensed Consolidated Balance Sheets
                   at December 31,1999 (unaudited) and
                   March 31,2000                               3

                Condensed Consolidated Statements of
                   Operations for the three months ended
                   March 31, 1999 and 2000 (unaudited)         4

                Condensed Consolidated Statements of
                   Cash Flows for the three months ended
                   March 31, 1999 and 2000 (unaudited)         5

                Notes to Condensed Consolidated
                   Financial Statements (unaudited)            6

       Item 2.  Management's Discussion and Analysis of
                   Financial Condition and Results of
                   Operations                                  8

       Item 3.  Quantitative and Qualitative Disclosures
                About Market Risk                             11

     Part II.   OTHER INFORMATION

       Item 6.  Exhibits and Reports on Form 8-K              12

      Signatures

      Index to Exhibits

                        PART I - FINANCIAL INFORMATION

 Item 1.   Financial Statements.

 Condensed Consolidated Balance Sheets
 (Dollar amounts in 000's)

                                           December 31,    March 31,
                                               1999          2000
                                                          (unaudited)
                                              -------       -------
 Assets

 Cash and cash equivalents                   $  2,453      $  2,226
 Accounts receivable, net                       3,690         3,754
 Inventories                                    5,184         4,686
 Prepaid expenses                                 573           973
                                              -------       -------
   Total current assets                        11,900        11,639

 Property, plant and equipment, net            10,985        10,866
 Other assets                                     608           444
                                              -------       -------
   Total assets                              $ 23,493       $22,949
                                              =======       =======

 Liabilities and Shareholders' Investment

 Note payable                                $    200       $   200
 Accounts payable                               1,871         1,107
 Accrued liabilities                            1,918         2,392
                                              -------       -------
   Total current liabilities                    3,989         3,699

 Shareholders' investment:
   Common stock                                    94            96
   Capital in excess of par value              51,910        52,183
   Deficit                                    (32,500)      (33,029)
                                              -------       -------
   Total shareholders' investment              19,504        19,250
                                              -------       -------
 Total liabilities and
   shareholders' investment                  $ 23,493       $22,949
                                              =======       =======


 The accompanying notes are an integral part of these statements.

 Condensed Consolidated Statements of Operations (unaudited)
 (Dollar amounts and shares in 000's, except per share amounts)


                                            Three Months Ended
                                                March 31,
                                            1999          2000
                                          -------       -------
 Net sales                               $  6,898      $  7,125

 Costs and expenses:
   Cost of sales                            3,611         3,630
   Selling, general and administrative      2,551         2,623
   Research and development                   598           814
   Research and development
     clinical trials                        1,173           623
   Other income                               -             (17)
   Interest, net                              (30)          (19)
                                          -------       -------
   Loss from operations
     before income taxes                   (1,005)         (529)
 Provision for income taxes                   -              -
                                          -------       -------
 Net loss                                $ (1,005)      $  (529)
                                          =======       =======
 Net loss per share -
   basic and diluted                     $  (0.11)      $ (0.06)
                                          =======       =======

 The accompanying notes are an integral part of these statements.

 Condensed Consolidated Statements of Cash Flows (unaudited)
 (Dollar amounts in 000's)
                                               Three Months Ended
                                                    March 31,
                                                 1999        2000
                                             --------    --------
 Cash flows from operating activities
   Net loss                                  $ (1,005)   $   (529)
   Adjustments to reconcile net income
     (loss) to net cash provided (used)
     by operating activities:
       Depreciation and amortization              254         271
       Provision for inventory obsolescence       125          45
   Changes in assets and liabilities:
      Receivables, net                           (225)        (64)
      Inventories                                 758         453
      Prepaid expenses                           (320)       (400)
      Other assets                                (65)        164
      Accounts payable and accrued
        liabilities                                58        (290)
                                             --------    --------
   Net used by operating activities              (420)       (350)

   Cash flows from investing activities:
      Purchases of property, plant
        and equipment                            (156)       (152)
                                             --------    --------
   Net cash used by investing activities         (156)       (152)

   Cash flows from financing activities:
      Issuances of common stock                    51         275
                                             --------    --------
      Net cash provided by financing
        activities                                 51         275
                                             --------    --------
      Net decrease in cash
        and cash equivalents                     (525)       (227)

   Cash and cash equivalents,
     beginning of period                        3,931       2,453
                                             --------    --------
   Cash and cash equivalents,
     end of period                           $  3,406    $  2,226
                                              =======    ========

   Supplemental disclosure of cash flow
    information
    Cash paid during the period
      for interest                           $    -      $      4
    Cash paid during the period for federal,
      state and local income taxes                -             -


 The accompanying notes are an integral part of these statements.

 Notes to Condensed Consolidated Financial Statements (unaudited)

 (1)  Condensed Consolidated Financial Statements:

 The condensed consolidated balance sheet as of March 31, 2000, the condensed consolidated statements of operations and cash flows for the three month periods ended March 31, 1999 and 2000 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include all normal recurring adjustments) necessary to present fairly the consolidated financial position, results of operations and cash flows at March 31, 2000 and for all periods presented have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's annual report to shareholders or Form 10-K for the year ended December 31, 1999.

 (2)  Net Loss Per Share:

 Basic net loss available to common shareholders per share was computed by dividing net loss by the weighted average number of common shares outstanding of 9,351,000 and 9,427,000 at March 31, 1999 and 2000,
 respectively.

 In calculating the diluted net loss available to common shareholders per share for 1999 and 2000, no effect was given to options, warrants or convertible securities, because the effect of including these securities would have been antidilutive.

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

 Corporate Income (Loss) Before Income Taxes set forth in the following table includes research and development expenses which were related to the development of pharmaceutical products not associated with the reporting segments. Assets which are used in more than one segment are reported in the segment where the predominant use occurs. The Company's production facility in Costa Rica, which provides bulk ingredients for all segments, and total cash for the Company are included in the Corporate Assets figure. Reportable Segments (in thousands)

                                        Medical    Caraloe,
                                       Services      Inc.    Corporate   Total
 -----------------------------------------------------------------------------
 March 31, 1999

 Sales to unaffiliated customers        $ 3,889    $ 3,009    $   -    $ 6,898
 Income (loss) before income taxes           78        457     (1,540)  (1,005)
 Identifiable assets                     13,647      1,315      8,389   23,351
 Capital expenditures                        97        -           59      156
 Depreciation and amortization              176        -           78      254


 March 31, 2000

 Sales to unaffiliated customers        $ 3,701    $ 3,424    $    -   $ 7,125
 Income (loss) before income taxes          (81)       774     (1,222)    (529)
 Identifiable assets                     12,958      1,367      8,624   22,949
 Capital expenditures                       -          -          152      152
 Depreciation and amortization              157        -          114      271


 (4)  Income Taxes:

 The tax effects of temporary differences have given rise to deferred tax assets. At December 31, 1999 and March 31, 2000, the Company provided a valuation allowance against the entire deferred tax asset due to the uncertainty as to the realization of the asset. At December 31, 1999, the Company had net operating loss carryforwards of approximately $41,400,000 for federal income tax purposes, which expire beginning in 2000, and research and development tax credit carryforwards of approximately $748,000, which expire beginning in 2000, all of which are available to offset federal income taxes due in future periods. The entire benefit from the first quarter 2000 loss was offset by an increase in the valuation allowance.


 (5)  Commitments and Contingencies:

 In February 1995, the Company entered into a commitment to purchase $2.5 million of freeze-dried products from its principal supplier over a 66-month period ending in August 2000. The commitment, which also provides for monthly minimum purchases, is required to be supported to the extent of 60% of the remaining commitment by a letter of credit from a bank or a pledged certificate of deposit. Through March 31, 2000, the Company has purchased $722,000 of products pursuant to this commitment and made prepayments of $689,000 toward future deliveries under the commitment.

 In the fourth quarter of 1999, the Company determined that it could no longer satisfy the minimum purchase requirements of the agreement, and thus the Company established a reserve of $1,042,000 for estimated losses under this contract. Of this amount, $698,000 is recorded in accrued liabilities and $344,000 offsets the aforementioned prepayments. The Company is currently negotiating with OFD regarding purchase arrangements beyond the term of the current agreement.

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

 Liquidity and Capital Resources

 At December 31, 1999 and March 31, 2000, the Company held cash and cash equivalents of $2,453,000 and $2,226,000, respectively. The decrease in cash of $227,000 is primarily attributable to significant cash outlays for the completion of the Aliminase[TM] clinical trial.

 The Company has invested in inventory to support sales of bulk products to Mannatech, Inc. Receivables from this customer totaled $880,000 as of March 31, 2000. As of May 1, 2000, all of this balance had been collected.

 As of March 31, 2000, the Company had no material capital commitments.

 In February 1995, the Company entered into a supply agreement with its supplier of freeze-dried products. The agreement required that the Company establish a letter of credit equal to 60% of the minimum purchase commitment of $2,500,000, but allowed for the amount of the letter of credit to be reduced by 60% of the payments made under the agreement. In April 1998, the letter of credit was reduced under this provision of the agreement to $1,100,000. The supplier currently produces the CarraSorb[TM] M Freeze Dried Gel and the Carrington[TM] (Aphthous Ulcer) Patch for the Company. The supply agreement also requires the Company to make minimum monthly purchases of $30,000. In February 1998, the supply agreement was amended to allow for unmet monthly minimum purchase amounts to be met by prepayments, to be applied to future purchases under the agreement, which allows the Company to keep inventory at levels appropriate for sales demand. The Company is continuing its effort to develop the markets for its freeze-dried products. Due to the unique technology of these products, this effort has taken longer than was initially expected. See Note (5) to the condensed consolidated financial statements.

 As of March 31, 2000, the Company had paid this supplier a total of $1,411,000 for products purchased and prepayments made under the agreement. The Company is in full compliance with the agreement and, as of March 31, 2000, had the available resources to meet all future minimum purchase requirements. In the fourth quarter of 1999, the Company determined that it could no longer satisfy the minimum purchase requirements of the agreement and thus the Company established a reserve of $1,042,000 for estimated losses under this contract. Of this amount, $698,000 is recorded in accrued liabilities and $344,000 offsets the aforementioned prepayments. The Company is currently negotiating with OFD regarding purchase arrangements beyond the term of the current agreement.

 In November 1997, the Company entered into an agreement with Comerica Bank-Texas for a $3,000,000 line of credit, secured by accounts receivable and inventory. This credit facility is used to secure the letter of credit described above and used for operating needs, as required. As of March 31, 2000, there was $200,000 outstanding under this credit facility.

 In November 1995, the Company signed a licensing agreement with a supplier of calcium alginates and other wound care products. Under the agreement, the Company has exclusive marketing rights for ten years to advanced calcium alginate products for North and South America and the People's Republic of China. The Company made an up-front payment of $500,000 to the supplier in November 1995, and in July 1997 and October 1997, additional payments of $166,000 and $167,000, respectively, were paid to this supplier upon delivery of the CarraSmart[TM] Hydrocolloid, a new product launched in the third quarter of 1997. These payments resulted in increasing the prepaid assets of the Company. As of March 31, 2000, the net book value of this agreement was $506,000.

 As a result of sharp increases in sales of raw materials produced at the Company's processing facility in Costa Rica, the Company's demand for Aloe vera L. leaves has exceeded and continued to exceed both the current and the normal production capacity of its farm. It has therefore been necessary for the Company to purchase Aloe vera L. leaves from other sources at costs that are significantly higher than the cost of leaves produced on its own farm.

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

 The Company loaned $487,000 to Aloe & Herbs during 1998. The Company reserved all of its loans to Aloe & Herbs at December 31, 1998, due to uncertainty regarding Aloe & Herbs' ability to meet significant mortgage obligations in 1999 and 2000. In April 2000, Aloe & Herbs refinanced its mortgage, removing the financial uncertainty. The Company will recognize income on debt payments as collected from Aloe & Herbs. During the quarter ended March 31, 2000, Aloe & Herbs repaid $9,400 of its debt to the Company. This amount has been reflected in Other Income.

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

 First Quarter of 2000 Compared With First Quarter of 1999

 Net sales were $7,125,000 in the first quarter of 2000, an increase of $227,000, or 3.3%, compared with $6,898,000 in the first quarter of 1999. Caraloe, Inc., the Company's consumer products subsidiary, increased sales from $3,009,000 to $3,424,000. Caraloe sales to Mannatech, Inc., which are primarily Manapol[R] powder, increased from $2,726,000 in the first quarter of 1999 to $3,080,000 in the first quarter of 2000. Sales of the Company's wound and skin care products decreased 4.8%, due to product mix and intense downward pricing pressure, to $3,701,000 in the first quarter of 2000 as compared to $3,889,000 in the first quarter of 1999. Domestic sales of wound care products were $3,600,000 in 2000 compared to $3,500,000 in 1999.

 Cost of sales increased from $3,611,000 to $3,630,000, or 0.5%. As a percentage of sales, cost of sales decreased from 52.3% in the first quarter of 1999 to 50.9% in the first quarter of 2000. This was due to operating efficiencies achieved in the Company's Costa Rica operations.

 Selling, general and administrative expenses increased from $2,551,000 in the first quarter of 1999 to $2,623,000 in 2000.

 Research and development expenses decreased to $1,437,000 from $1,771,000, or 18.9%. This was due to the impact of the costs of the clinical trial of Aliminase[TM] in the first quarter of 1999. All costs related to the conclusion of the Aliminise[TM] trial have been included in the quarter ended March 31, 2000.

 Net interest income of $19,000 in the first quarter of 2000 compared to $30,000 of net interest income in the first quarter of 1999.

 Net loss for the first quarter of 2000 was $529,000, compared with net loss of $1,005,000 during the first quarter of 1999. Assuming dilution, the net loss for the first quarter of 2000 was $0.06 per share, compared to net income of $0.11 per share for the same quarter of 1999. Excluding Aliminase[TM] clinical trial expenses, net income for the first quarter of 2000 was $94,000, or $0.01 per share.

 Forward Looking Statements

 All statements other than statements of historical fact contained in this report, including but not limited to statements in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" (and similar statements contained in the Notes to Consolidated Financial Statements) concerning the Company's financial position, liquidity, capital resources and results of operations, its prospects for the future and other matters, are forward-looking statements. Forward-looking statements in this report generally include or are accompanied by words such as "anticipate", "believe", "estimate", "expect", "intend" or words of similar import. Such forward-looking statements include, but are not limited to, statements regarding the Company's plan or ability to achieve growth in demand for or sales of products, to reduce expenses and manufacturing costs and increase gross margin on existing sales, to initiate, continue or complete clinical and other research programs, to obtain financing when it is needed, to fund its operations from revenue and other available cash resources, to enter into licensing agreements, to develop and market new products and increase sales of existing products, to obtain government approval to market new products, to sell all of the freeze-dried, calcium alginate and certain other wound care products that it is required to purchase under its existing agreements with the suppliers of those products, to purchase or produce sufficient supplies of Aloe vera L. leaves at reasonable costs and to negotiate agreements with suppliers.

 Although the Company believes that the expectations reflected in its forward-looking statements are reasonable, no assurance can be given that such expectations will prove correct. Factors that could cause the Company's results to differ materially from the results discussed in such forward-looking statements include but are not limited to the possibilities that the Company may be unable to obtain the funds needed to carry out large scale clinical trials and other research and development projects, that the results of the Company's clinical trials may not be sufficiently positive to warrant continued development and marketing of the products tested, that new products may not receive required approvals by the appropriate government agencies or may not meet with adequate customer acceptance, that the Company may not be able to obtain financing when needed, that the Company may not be able to obtain appropriate licensing agreements for products that it wishes to market or products that it needs assistance in developing, that the Company's efforts to improve its sales and reduce its costs may not be sufficient to enable it to fund its operating costs from revenues and available cash resources, that one or more of the customers that the Company expects to purchase significant quantities of products from the Company or Caraloe may fail to do so, that competitive pressures may require the Company to lower the prices of or increase the discounts on its products, that the Company's sales of products it is contractually obligated to purchase from suppliers may not be sufficient to enable and justify its fulfillment of those contractual purchase obligations, that other parties who owe the Company substantial amounts of money may be unable to pay what they owe the Company, and that the Company may be unable to produce or obtain, or may have to pay excessive prices for the raw materials or products it needs.

 All forward-looking statements in this report are expressly qualified in their entirety by the cautionary statements in the two immediately preceding paragraphs.

 Item 3. Quantitative and Qualitative Disclosures About Market Risk.

 The Company's exposure to market risk from changes in foreign currency exchange rates and the supply and prices of Aloe vera L. leaves has not changed materially from its exposure at December 31, 1999, as described in the Company's Form 10-K Annual Report for the year then ended.



 Part II OTHER INFORMATION

 Item 6.Exhibits and Reports on Form 8-K

        a.   Exhibits:

             27.1    Financial Data Schedule


        b.   Reports on Form 8-K:

                     The Registrant did not file any reports on Form 8-K during the quarter ended March 31, 2000.

                                  SIGNATURES


 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         CARRINGTON LABORATORIES, INC.
                                         (Registrant)



 Date:     May 15, 2000                  By: /s/ Carlton E. Turner,
                                         --------------------------
                                         Carlton E. Turner,
                                         President and C.E.O.
                                         (principal executive
                                            officer)



 Date:     May 15, 2000                  By: /s/ Robert W. Schnitzius
                                         ----------------------------
                                         Robert W. Schnitzius,
                                         Chief Financial Officer
                                         (principal financial and
                                            accounting officer)

                              INDEX TO EXHIBITS



      Item  Description
       No.

      27.1  Financial Data Schedule