Form 10-Q
period 2000-06-30
CARRINGTON LABORATORIES INC /TX/
filed 2000-08-14
CIK 718007

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549
                                  Form 10-Q

 (Mark One)
              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

  ( x )       For the quarterly period ended June 30, 2000

                                    OR

  (   )       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

 For the transition period from _______________ To _______________

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

 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days
 Yes  [ X ]      No  [   ]

              APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                 PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

 Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court
 Yes  [   ]      No  [   ]

                    APPLICABLE ONLY TO CORPORATE ISSUERS:
 Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date. 9,614,087 shares of Common Stock, $.01 par value, were outstanding at August 10, 2000.

                                    INDEX



                                                                      Page
                                                                      ----
      Part I.   FINANCIAL INFORMATION

           Item 1.   Financial Statements

                     Condensed Consolidated Balance Sheets
                     at June 30, 2000 (unaudited) and
                     December 31, 1999                                 3

                     Condensed Consolidated Statements of
                     Operations for the three and six
                     months ended June 30, 2000 and
                     1999 (unaudited)                                  4-5

                     Condensed Consolidated Statements
                     of Cash Flows for the six months
                     ended June 30,2000 and 1999 (unaudited)           6

                     Notes to Condensed Consolidated Financial
                     Statements (unaudite                              7-9

           Item 2.   Management's Discussion and Analysis of
                     Financial Condition and Results of
                     Operations                                        9-13

           Item 3.   Quantitative and Qualitative Disclosures
                     About Market Risk                                 13

      Part II.  OTHER INFORMATION

           Item 4.   Submission of Matters to a Vote of Security
                     Holders                                           14

           Item 6.   Exhibits and Reports on Form 8-K                  14

                        PART I - FINANCIAL INFORMATION

 Item 1.  Financial Statements

 Condensed Consolidated Balance Sheets
 (Dollar amounts in 000's)

                                          December 31,    June 30,
                                              1999          2000
                                                         (unaudited)
                                             -------       -------
 Assets

 Cash and cash equivalents                   $ 2,453       $ 2,410
 Accounts receivable, net                      3,690         2,846
 Inventories                                   5,184         5,103
 Prepaid expenses                                573           901
                                             -------       -------
    Total current assets                      11,900        11,260

 Property, plant and equipment, net           10,985        10,715
 Other assets                                    608           421
                                             -------       -------
        Total assets                         $23,493       $22,396
                                             =======       =======

 Liabilities and Shareholders' Investment

 Notes payable                               $   200       $   200
 Accounts payable                              1,871         1,034
 Accrued liabilities                           1,918         2,525
                                             -------       -------
    Total current liabilities                  3,989         3,759

 Shareholders' investment:
  Common stock                                    94            96
  Capital in excess of par                    51,910        52,249
  Deficit                                    (32,500)      (33,708)
                                             -------       -------
    Total shareholders' investment            19,504        18,637
                                             -------       -------
 Total liabilities and
    shareholders' investment                 $23,493       $22,396
                                             =======       =======

       The accompanying notes are an integral part of these statements.


 Condensed Consolidated Statements of Operations (unaudited)
 (Dollar amounts and shares in 000's, except per share amounts)


                                                      Three Months Ended
                                                           June 30,
                                                       1999         2000
                                                     -------      -------
 Net sales                                           $ 6,750      $ 5,463
 Costs and expenses:
   Cost of sales                                       3,370        2,614
   Selling, general and administrative                 2,592        2,648
   Research and development                              661          692
   Research and development, Aliminase[TM]
      clinical trial                                     551           -
   Charge related to Oregon Freeze Dry, Inc.              -           223
   Other Income                                           -            (8)
   Interest, net                                         (30)         (27)
                                                     -------      -------
      Loss before income taxes                          (394)        (679)
      Provision for income taxes                          -            -
                                                     -------      -------
      Net loss                                       $  (394)     $  (679)
                                                     =======      =======

 Net loss per share - basic and diluted              $ (0.04)     $ (0.07)
                                                     =======      =======


       The accompanying notes are an integral part of these statements.


 Condensed Consolidated Statements of Operations (unaudited)
 (Dollar amounts and shares in 000's, except per share amounts)

                                                       Six Months Ended
                                                           June 30,
                                                       1999         2000
                                                     -------      -------
 Net sales                                           $13,648      $12,588
 Costs and expenses:
   Cost of sales                                       6,981        6,244
   Selling, general and administrative                 5,143        5,271
   Research and development                            1,313        1,506
   Research and development, Aliminase[TM]
      clinical trial                                   1,670          623
   Charge related to Oregon Freeze Dry, Inc.              -           223
   Other income                                           -           (25)
   Interest, net                                         (60)         (46)
                                                     -------      -------
      Loss before income taxes                        (1,399)      (1,208)
      Provision for income taxes                          -            -
                                                     -------      -------
   Net loss                                          $(1,399)    $ (1,208)
                                                     =======      =======
 Net loss per share basic and diluted                $ (0.15)    $  (0.13)
                                                     =======      =======


 The accompanying notes are an integral part of these statements.


 Condensed Consolidated Statements of Cash Flows (unaudited)
 (Dollar amounts in 000's)

                                                       Six Months Ended
                                                           June 30,
                                                       1999         2000
                                                     -------      -------
 Cash flows from operating activities
   Net loss                                          $(1,399)     $(1,208)
   Adjustments to reconcile net loss to
     net cash provided (used) by
     operating activities:
      Depreciation and amortization                      513          534
      Provision for inventory obsolescence               173           90
   Changes in assets and liabilities:
      Receivables, net                                  (244)         843
      Inventories                                        197          139
      Prepaid expenses                                  (354)        (327)
      Other assets                                        24          187
      Accounts payable and accrued liabilities           401         (370)
                                                     -------      -------
   Net cash used in operating activities                (689)        (112)

   Cash flows from investing activities:
      Purchases of property, plant
        and equipment                                   (421)        (263)
                                                     -------      -------
   Net cash used by investing activities                (421)        (263)

   Cash flows from financing activities:
      Issuances of common stock                           80          341
      Debt payments                                       (1)          (9)
                                                     -------      -------
   Net cash provided by financing activities              79          332

   Net decrease in cash and cash equivalents          (1,031)         (43)

   Cash and cash equivalents, beginning
      of period                                        3,931        2,453
                                                     -------      -------
   Cash and cash equivalents, end
      of period                                      $ 2,900      $ 2,410
                                                     =======      =======
   Supplemental disclosure of cash flow
     information
      Cash paid during the period for
        interest                                     $     -      $     9
      Cash paid during the period for
        federal, state and local income taxes             44            -


 The accompanying notes are an integral part of these statements.

 Notes to Condensed Consolidated Financial Statements (unaudited)

 (1)  Condensed Consolidated Financial Statements:

 The condensed consolidated balance sheet as of June 30, 2000, the condensed consolidated statements of operations and cash flows for the six month periods ended June 30, 1999 and 2000 and the condensed consolidated statements of cash flows for the six month periods ended June 30, 1999 and 2000 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include all normal recurring adjustments) necessary to present fairly the consolidated financial position, results of operations and cash flows at June 30, 2000 and for all periods presented have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's annual report to shareholders or Form 10-K for the year ended December 31, 1999.

 (2)  Net Loss Per Share:

 Basic net loss per share was computed by dividing net loss by the weighted average number of common shares outstanding. The weighted average numbers of common shares outstanding for the quarters ended June 30, 1999 and 2000 were 9,358,000 and 9,585,000, respectively. The weighted average numbers of common shares outstanding for the six month periods ended June 30, 1999 and 2000 were 9,354,000 and 9,541,000, respectively.

 In calculating the diluted net loss per share for the three and six month periods ended June 30, 2000, no effect was given to options and warrants because the effect would be antidilutive. Total dilutive securities were insignificant in the three and six month periods ended June 30, 1999 and had no impact on diluted net loss per share.

 (3)  Reportable Segments:

 The Company operates in two reportable segments: human and veterinary products sold through its Medical Services Division, and bulk raw materials, consumer beverages and nutritional and skin care products sold through its consumer products subsidiary, Caraloe, Inc.

 The Company evaluates performance and allocates resources based on profit or loss from operations before income taxes.

 Corporate Loss Before Income Taxes set forth in the following table includes research and development expenses which were related to the development of pharmaceutical products not associated with the reporting segments. Assets which are used in more than one segment are reported in the segment where the predominant use occurs. The Company's production facility in Costa Rica, which provides bulk ingredients for all segments, and total cash for the Company are included in the Corporate Assets figure.

 Reportable Segments (in thousands)

 ------------------------------------------------------------------------------
 Quarter Ended                          Medical   Caraloe,
 June 30, 1999                          Services    Inc.    Corporate     Total
 ------------------------------------------------------------------------------

 Sales to unaffiliated customers         $ 3,746   $  3,004   $    -    $ 6,750
 Income (loss) before income taxes           (22)       676    (1,048)     (394)
 Identifiable assets                      14,134      1,289     7,908    23,331
 Capital expenditures                         40         -        225       265
 Depreciation and amortization               167         -         89       256
 ------------------------------------------------------------------------------
 Quarter Ended
 June 30, 2000
 ------------------------------------------------------------------------------
 Sales to unaffiliated customers         $ 2,995   $  2,468   $    -    $ 5,463
 Income (loss) before income taxes          (777)       686      (588)     (679)
 Identifiable assets                      12,314      1,686     8,512    22,512
 Capital expenditures                         38         -         73       111
 Depreciation and amortization               145         -        117       262
 ------------------------------------------------------------------------------
 Six Months Ended
 June 30, 1999
 ------------------------------------------------------------------------------
 Sales to unaffiliated customers         $ 7,635   $  6,013   $    -    $13,648
 Income (loss) before income taxes           (93)     1,289    (2,595)   (1,399)
 Capital expenditures                        137         -        284       421
 Depreciation and amortization               343         -        170       513
 ------------------------------------------------------------------------------
 Six Months Ended
 June 30, 2000
 ------------------------------------------------------------------------------
 Sales to unaffiliated customers         $ 6,696   $  5,892   $    -    $12,588
 Income (loss) before income taxes          (858)     1,460    (1,810)   (1,208)
 Capital expenditures                         38         -        225       263
 Depreciation and amortization               303         -        231       534


 (4)  Income Taxes:

 The tax effects of temporary differences have given rise to deferred tax assets. At December 31, 1999 and June 30, 2000, the Company provided a valuation allowance against the entire deferred tax asset due to the uncertainty as to the realization of the asset. At December 31, 1999, the Company had net operating loss carryforwards of approximately $41,400,000 for federal income tax purposes, which expire beginning in 2000, and research and development tax credit carryforwards of approximately $748,000, which expire beginning in 2000, all of which are available to offset federal income taxes due in future periods. The entire benefit from the second quarter 2000 loss was offset by an increase in the valuation allowance.

 (5)  Commitments and Contingencies:

 In February 1995, the Company entered into a commitment to purchase $2.5 million of freeze-dried products from its principal supplier over a 66-month period ending in August 2000. The commitment, which also provides for monthly minimum purchases, is required to be supported to the extent of 60% of the remaining commitment by a letter of credit from a bank or a pledged certificate of deposit. Through June 30, 2000, the Company has purchased $776,000 of products pursuant to this commitment and made prepayments of $770,000 toward future deliveries under the commitment.

 In the fourth quarter of 1999, the Company determined that it was unlikely to sell the quantities of products it was obligated to pay for under the minimum purchase requirements of the agreement, and thus the Company established a reserve of $1,042,000 for estimated losses under this contract. Of this amount, $698,000 is recorded in accrued liabilities and $344,000 offsets the aforementioned prepayments. At June 30, 2000, the Company increased the reserve by $223,000. The Company is currently negotiating with the supplier regarding purchase arrangements beyond the term of the current agreement.

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

 Liquidity and Capital Resources

 At December 31, 1999 and June 30, 2000, the Company held cash and cash equivalents of $2,453,000 and $2,410,000, respectively.

 The Company has invested in inventory to support sales of bulk products to Mannatech, Inc. Receivables from this customer totaled $666,000 as of June 30, 2000. As of July 17, 2000, all of this balance had been collected.

 As of June 30, 2000, the Company had no material capital commitments.

 In February 1995, the Company entered into a supply agreement with its supplier of freeze-dried products. The agreement required that the Company establish a letter of credit equal to 60% of the minimum purchase commitment of $2,500,000, but allowed for the amount of the letter of credit to be reduced by 60% of the payments made under the agreement. In July 2000, the letter of credit was reduced under this provision of the agreement to $600,000. The supplier currently produces the CarraSorb[TM] M Freeze Dried Gel and the Carrington[TM] (Aphthous Ulcer) Patch for the Company. The supply agreement also requires the Company to make minimum monthly purchases of $30,000. In February 1998, the supply agreement was amended to allow for unmet monthly minimum purchase amounts to be met by prepayments, to be applied to future purchases under the agreement, which allows the Company to keep inventory at levels appropriate for sales demand. The Company is continuing its effort to develop the markets for its freeze-dried products. Due to the unique technology of these products, this effort has taken longer than was initially expected. See Note (5) to the condensed consolidated financial statements.

 As of June 30, 2000, the Company had paid this supplier a total of $1,546,000 for products purchased and prepayments made under the agreement. The Company is in full compliance with the agreement and, as of June 30, 2000, had the available resources to meet all future minimum purchase requirements. In the fourth quarter of 1999, the Company determined that it was unlikely to sell the quantities of products it was obligated to pay for under the minimum purchase requirements of the agreement, and thus the Company established a reserve of $1,042,000 for estimated losses under this contract. Of this amount, $698,000 is recorded in accrued liabilities and $344,000 offsets the aforementioned prepayments. In the quarter ended June 30, 2000, the Company increased the reserve by $223,000 due to unsuccessful efforts to develop a freeze-dried concentrated gel product. The Company is currently negotiating with the supplier regarding purchase arrangements beyond the term of the current agreement.

 In November 1997, the Company entered into an agreement with Comerica Bank-Texas for a $3,000,000 line of credit, secured by accounts receivable and inventory. This credit facility is used to secure the letter of credit described above and used for operating needs, as required. As of June 30, 2000, there was $200,000 outstanding under this credit facility.

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

 The Company loaned $487,000 to Aloe & Herbs during 1998. The Company reserved all of its loans to Aloe & Herbs at December 31, 1998, due to uncertainty regarding Aloe & Herbs' ability to meet significant mortgage obligations in 1999 and 2000. In April 2000, Aloe & Herbs refinanced its mortgage, removing the financial uncertainty. Therefore, the Company will recognize as other income all principal payments collected from Aloe & Herbs relating to this debt. As of June 30, 2000, the Company has collected $9,400 from Aloe & Herbs as payment on the debt.

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


 Second Quarter of 2000 Compared With Second Quarter of 1999

 Net sales were $5,463,000 in the second quarter of 2000, a decrease of $1,287,000, or 19%, compared with $6,750,000 in the second quarter of 1999. Net sales for Caraloe, Inc., the Company's consumer products subsidiary, decreased from $3,004,000 to $2,468,000. Caraloe sales to Mannatech, Inc., which are primarily Manapol[R] powder, decreased from $2,761,000 in the second quarter of 1999 to $1,997,000 in the second quarter of 2000. Sales of the Company's wound and skin care products decreased 20%, due to product mix and intense downward pricing pressure, to $2,995,000 in the second quarter of 2000 as compared to $3,746,000 in the second quarter of 1999. Domestic sales of wound care products were $2,780,000 in 2000 compared to $3,549,000 in 1999.

 Cost of sales decreased from $3,370,000 to $2,614,000 or 22%. As a percentage of sales, cost of sales decreased from 50% in the second quarter of 1999 to 48% in the second quarter of 2000. This was due to operating efficiencies achieved in the Company's Costa Rica operations as well as its Irving location.

 Selling, general and administrative expenses increased from $2,592,000 in the second quarter of 1999 to $2,648,000 in 2000.

 Research and development expenses decreased to $692,000 from $1,212,000, or 43%, due to the cessation of the clinical trial of Aliminase[TM] in the first quarter of 2000. Excluding Aliminase[TM] costs, research and development expenses in the second quarter of 1999 were $661,000. All costs related to the conclusion of the Aliminise[TM] trial were included in the quarter ended March 31, 2000.

 Other income of $8,000 in the second quarter 2000 was primarily from royalty income.

 Net interest income was $27,000 in the second quarter of 2000 as compared to $30,000 in the second quarter of 1999. The reduced investment income was primarily due to lower cash balances invested.

 Net loss for the second quarter of 2000 was $679,000, compared with net loss of $394,000 during the second quarter of 1999. Assuming dilution, the net loss for the second quarter of 2000 was $.07 per share, compared to net loss of $.04 per share for the same quarter of 1999.

 First Six Months of 2000 Compared With First Six Months of 1999

 Net sales were $12,588,000 in the first six months of 2000, compared with $13,648,000 in the first six months of 1999. This decrease of $1,060,000, or 8%, resulted from a decrease of $121,000 in sales of Caraloe, Inc., the Company's consumer products subsidiary, and a decrease in wound care sales of $939,000. Caraloe's sales decreased from $6,013,000 to $5,892,000, or 2%.
 Caraloe's sales to Mannatech, Inc., which were primarily Manapol[R] powder, decreased from $5,487,000 in 1999 to $5,077,000 in 2000.

 Net wound  care sales  decreased from  $7,635,000 in  1999 to  $6,696,000 in
 2000, or 12%.   Decreased wound  care sales  were primarily due  to downward pricing pressures from an increasingly competitive marketplace.

 Cost of sales decreased from $6,981,000 in 1999 to $6,244,000 in 2000, or 11%. As a percentage of sales, cost of sales decreased from 51% in the first six months of 1999 to 50% in the first six months of 2000. This was due to increased efficiencies in the Company's manufacturing operations.

 Selling, general and administrative expenses increased to $5,271,000 in 2000 from $5,143,000 in 1999. This increase was due primarily to costs associated with the initiation of two large sales contracts.

 Research and development expenses decreased to $2,129,000 in 2000 from 2,983,000 in 1999, or 29%. This decrease was primarily due to the cessation of the clinical trial of Aliminase[TM] in the first quarter of 2000. Expenses from the clinical trial totaled $623,000 the first half of 2000 versus $1,670,000 in the first half of 1999.

 Net interest income of $60,000 was realized in the first six months of 1999, versus net interest income of $46,000 in the first six months of 2000. The reduced investment income was primarily due to lower cash balances invested.

 Net loss for the first six months of 2000 was $1,208,000, compared with a net loss of $1,399,000 for the first six months of 1999. Assuming dilution, the net loss for the first six months of 2000 was $0.13 per share, compared to a net loss of $0.15 per share for the same period in 1999.

 Forward Looking Statements

 All statements other than statements of historical fact contained in this report, including but not limited to statements in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" (and similar statements contained in the Notes to Consolidated Financial Statements) concerning the Company's financial position, liquidity, capital resources and results of operations, its prospects for the future and other matters, are forward-looking statements. Forward-looking statements in this report generally include or are accompanied by words such as "anticipate", "believe", "estimate", "expect", "intend" or words of similar import. Such forward-looking statements include, but are not limited to, statements regarding the Company's plan or ability to negotiate an extension of the agreement with its supplier of freeze-dried products, to fulfill its obligations under that agreement, to reduce its cost of Aloe vera L. leaves significantly by purchasing such leaves from Rancho Aloe, to obtain financing when it is needed and to fund its operations from revenue and other available cash resources.

 Although the Company believes that the expectations reflected in its forward-looking statements are reasonable, no assurance can be given that such expectations will prove correct. Factors that could cause the Company's results to differ materially from the results discussed in such forward-looking statements include but are not limited to the possibilities that the Company may be unable to obtain the funds needed to carry out large scale clinical trials and other research and development projects, that the results of the Company's clinical trials may not be sufficiently positive to warrant continued development and marketing of the products tested, that new products may not receive required approvals by the appropriate government agencies or may not meet with adequate customer acceptance, that the Company may not be able to obtain financing when needed, that the Company may not be able to obtain appropriate licensing agreements for products that it wishes to market or products that it needs assistance in developing, that the Company's efforts to improve its sales and reduce its costs may not be sufficient to enable it to fund its operating costs from revenues and available cash resources, that one or more of the customers that the Company expects to purchase significant quantities of products from the Company or Caraloe may fail to do so, that competitive pressures may require the Company to lower the prices of or increase the discounts on its products, that the Company's sales of products it is contractually obligated to purchase from suppliers may not be sufficient to enable and justify its fulfillment of those contractual purchase obligations, that the Company may not succeed in negotiating an extension of its agreement with its supplier of freeze-dried products, that other parties who owe the Company substantial amounts of money may be unable to pay what they owe the Company, and that the Company may be unable to produce or obtain or may have to pay excessive prices for the raw materials or products it needs.

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


 Part II  OTHER INFORMATION

 Item 4. Submission of Matters to a Vote of Security Holders

 At the 2000 Annual meeting of Shareholders held on May 18, 2000, the persons named below were re-elected to serve as directors of the Company for terms expiring at the 2003 annual meeting by the votes shown opposite their respective names:


 Nominee                         Shares Voted For  Shares Abstaining
 -------                         ----------------  -----------------
 George DeMott                      8,375,722          136,295
 Robert A. Fildes, Ph.D.            8,376,061          135,956
 Carlton E. Turner, Ph.D., D.Sc.    8,372,693          139,324

 The other directors whose terms of office continued after the meeting are R. Dale Bowerman, whose term expires at the 2002 annual meeting, and Thomas J. Marquez and Selvi Vescovi, whose terms expire at the 2001 annual meeting. One directorship remained vacant following the meeting and may be filled by action of the Board at a future date if a suitable candidate is found.

 The appointment of Ernst & Young LLP as independent public accountants for the Company for the fiscal year ending December 31, 2000 was approved by the holders of 8,466,877 shares, with the holders of 31,065 shares voting against approval and the holders of 14,075 shares abstaining.


 Item 6.  Exhibits and Reports on Form 8-K

        a.   Exhibits:

             27.1    Financial Data Schedule


        b.   Reports on Form 8-K:

             The Registrant did not file any reports on Form 8-K during the quarter ended June 30, 2000.

                                  SIGNATURES


 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   CARRINGTON LABORATORIES, INC.
                                         (Registrant)



 Date:     August 14, 2000         By:   /s/ Carlton E. Turner
                                         ---------------------
                                         Carlton E. Turner,
                                         President and C.E.O.
                                         (principal executive
                                            officer)



 Date:     August 14, 2000         By:   /s/ Robert W. Schnitzius
                                         ------------------------
                                         Robert W. Schnitzius,
                                         Chief Financial Officer
                                         (principal financial and
                                            accounting officer)

                              INDEX TO EXHIBITS



      Item
       No.      Description
      ----      -----------
      27.1      Financial Data Schedule