Form 10-Q
period 2000-09-30
CARRINGTON LABORATORIES INC /TX/
filed 2000-11-14
CIK 718007

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549
                                  Form 10-Q

 (Mark One)
   ( x )      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 2000

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

                                 972-518-1300
            -----------------------------------------------------
             (Registrant's telephone number, including area code)

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

                    APPLICABLE ONLY TO CORPORATE ISSUERS:
 Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date. 9,659,087 shares of Common Stock, $.01 par value, were outstanding at November 10, 2000.

                                    INDEX



                                                                      Page
                                                                      ----
      Part I.   FINANCIAL INFORMATION

           Item 1.   Financial Statements

                     Condensed Consolidated Balance Sheets
                     at September 30, 2000 (unaudited) and
                     December 31, 1999                                 3

                     Condensed Consolidated Statements of
                     Operations for the three and nine
                     months ended September 30, 2000 and
                     1999 (unaudited)                                  4-5

                     Condensed Consolidated Statements
                     of Cash Flows for the nine months ended
                     September 30, 2000 and 1999 (unaudited)           6

                     Notes to Condensed Consolidated Financial
                     Statements (unaudited)                            7-10

           Item 2.   Management's Discussion and Analysis of
                     Financial Condition and Results of
                     Operations                                        10-14

           Item 3.   Quantitative and Qualitative Disclosures
                     About Market Risk                                 14

      Part II.  OTHER INFORMATION

           Item 1.   Legal Proceedings                                 14

           Item 6.   Exhibits and Reports on Form 8-K                  15

                        PART I - FINANCIAL INFORMATION

 Item 1.  Financial Statements

 Condensed Consolidated Balance Sheets
 (Dollar amounts in 000's)

                                           December 31, September 30,
                                               1999         2000
                                                         (unaudited)
                                             -------       -------
    Assets

 Cash and cash equivalents                   $ 2,453       $ 2,240
 Accounts receivable, net                      3,690         2,263
 Inventories                                   5,184         4,702
 Prepaid expenses                                573           428
                                             -------       -------
    Total current assets                      11,900         9,633

 Property, plant and equipment, net           10,985        10,546
 Other assets                                    608           400
                                             -------       -------
    Total assets                             $23,493       $20,579
                                             =======       =======

    Liabilities and Shareholders' Investment

 Notes payable                               $   200       $   763
 Accounts payable                              1,871           948
 Accrued liabilities                           1,918         1,422
                                             -------       -------
    Total current liabilities                  3,989         3,133

 Shareholders' investment:
  Common stock                                    94            96
  Capital in excess of par                    51,910        52,285
  Deficit                                    (32,500)      (34,935)
                                             -------       -------
    Total shareholders' investment            19,504        17,446
                                             -------       -------
 Total liabilities and
    shareholders' investment                 $23,493       $20,579
                                             =======       =======


       The accompanying notes are an integral part of these statements.


 Condensed Consolidated Statements of Operations (unaudited)
 (Dollar amounts and shares in 000's, except per share amounts)


                                                      Three Months Ended
                                                         September 30,
                                                       1999         2000
                                                     -------      -------
 Net sales                                           $ 7,224      $ 4,997
 Costs and expenses:
   Cost of sales                                       3,275        3,238
   Selling, general and administrative                 2,678        2,387
   Research and development                              632          657
   Research and development, Aliminase[TM]
      clinical trial                                     565            -
   Other income                                          (47)         (34)
   Interest, net                                         (24)         (23)
                                                     -------      -------
 Income (loss) before income taxes                       145       (1,228)
 Provision for income taxes                                0            0
                                                     -------      -------
 Net income (loss)                                   $   145      $(1,228)
                                                     =======      =======
 Net income (loss) per share-
 basic and diluted                                   $  0.02      $ (0.13)
                                                     =======      =======

       The accompanying notes are an integral part of these statements.

 Condensed Consolidated Statements of Operations (unaudited)
 (Dollar amounts and shares in 000's, except per share amounts)

                                                       Nine Months Ended
                                                         September 30,
                                                       1999         2000
                                                     -------      -------
 Net sales                                           $20,872      $17,586
 Costs and expenses:
   Cost of sales                                      10,256        9,481
   Selling, general and administrative                 7,821        7,657
   Research and development                            1,945        2,164
   Research and development, Aliminase[TM]
      clinical trial                                   2,235          623
   Charge related to contract with supplier
      of freeze-dried products                             -          223
   Other income                                          (47)         (58)
   Interest, net                                         (84)         (69)
                                                     -------      -------
 Loss before income taxes                             (1,254)      (2,435)
 Provision for income taxes                                0            0
                                                     -------      -------
 Net loss                                            $(1,254)     $(2,435)
                                                     =======      =======
 Net loss per share-
   basic and diluted                                 $ (0.13)     $ (0.26)
                                                     =======      =======


 The accompanying notes are an integral part of these statements.


 Condensed Consolidated Statements of Cash Flows (unaudited)
 (Dollar amounts in 000's)

                                                       Nine Months Ended
                                                         September 30,
                                                       1999         2000
                                                     -------      -------
 Cash flows from operating activities
   Net loss                                          $(1,254)     $(2,435)
   Adjustments to reconcile net loss to
     net cash provided (used) by
     operating activities:
      Depreciation and amortization                      784          790
      Provision for inventory obsolescence                42          135
   Changes in assets and liabilities:
        Receivables, net                                 (43)       1,427
        Inventories                                   (1,228)         495
        Prepaid expenses                                (268)         146
        Other assets                                      52          208
        Accounts payable and accrued liabilities       1,007       (1,557)
                                                     -------      -------
   Net cash used by operating activities                (908)        (791)

   Cash flows from investing activities:
      Purchases of property, plant
      and equipment                                     (586)        (352)
                                                     -------      -------
   Net cash used by investing activities                (586)        (352)

   Cash flows from financing activities:
      Issuances of common stock                          137          377
      Proceeds of note payable                           200          553
                                                     -------      -------
   Net cash provided by financing activities             337          930
                                                     -------      -------
   Net decrease in cash and cash equivalents          (1,157)        (213)

   Cash and cash equivalents, beginning
      of period                                        3,931        2,453
                                                     -------      -------
   Cash and cash equivalents, end
      of period                                      $ 2,774      $ 2,240
                                                     =======      =======
   Supplemental disclosure of cash flow
     information
      Cash paid during the period for
        interest                                     $     3      $    18
      Cash paid during the period for
        federal, state and local income taxes        $    12      $    28


 The accompanying notes are an integral part of these statements.

 Notes to Condensed Consolidated Financial Statements (unaudited)

 (1)  Condensed Consolidated Financial Statements:

 The condensed consolidated balance sheet as of September 30, 2000, the condensed consolidated statements of operations for the three and nine month periods ended September 30, 1999 and 2000 and the condensed consolidated statements of cash flows for the nine month periods ended September 30, 1999 and 2000 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include all normal recurring adjustments) necessary to present fairly the consolidated financial position, results of operations and cash flows at September 30, 2000 and for all periods presented have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.
 These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's annual report to shareholders or Form 10-K for the year ended December 31, 1999.

 In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for derivative Instruments and Hedging Activities." SFAS 133 requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. SFAS 133 is effective for fiscal years beginning after June 15, 2000. The adoption of SFAS 133 is not expected to have a material impact on the financial position or results of operations of the Company.

 In December 1999, the SEC issued Staff Accounting Bulletin No. 101("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 summarizes certain SEC views in applying generally accepted accounting principles to revenue recognition in financial statements. It is effective not later than the fourth quarter of fiscal years beginning after December 15, 1999. The adoption of SAB 101 is not expected to have a material effect on the Company's results of operations or financial condition.

 (2)  Net Income (Loss) Per Share:

 Basic net income (loss) per share was computed by dividing net income (loss) by the weighted average number of common shares outstanding. The weighted average numbers of common shares outstanding for the quarters ended September 30, 1999 and 2000 were 9,368,000 and 9,614,000, respectively. The weighted average numbers of common shares outstanding for the nine month periods ended September 30, 1999 and 2000 were 9,357,000 and 9,538,000, respectively.

 In calculating the diluted net loss per share for the three and nine month periods ended September 30, 2000, no effect was given to options and warrants because the effect would be antidilutive. Total dilutive securities were insignificant in the three and nine month periods ended September 30, 1999 and had no impact on diluted net income per share.

 (3)  Reportable Segments:

 The Company operates in two reportable segments: human and veterinary products sold through its Medical Services Division, and bulk raw materials, consumer beverages, nutritional products and skin care products sold through its consumer products subsidiary, Caraloe, Inc.

 The Company evaluates performance and allocates resources based on profit or loss from operations before income taxes.

 Corporate Losses Before Income Taxes set forth in the following table includes research and development expenses which were related to the development of pharmaceutical products not associated with the reporting segments. Assets which are used in more than one segment are reported in the segment where the predominant use occurs. The Company's production facility in Costa Rica, which provides bulk ingredients for both segments, and total cash for the Company are included in the Corporate Assets figure.

 Reportable Segments (in thousands)

 ------------------------------------------------------------------------------
 Quarter Ended                          Medical   Caraloe,
 September 30, 1999                    Services     Inc.     Corporate    Total
 ------------------------------------------------------------------------------
 Sales to unaffiliated customers         $ 3,903   $ 3,321    $     -   $ 7,224
 Income (loss) before income taxes           280       823       (958)      145
 Identifiable assets                      13,926     1,169      9,243    24,338
 Capital expenditures                          -         -        165       165
 Depreciation and amortization               181         -         90       271
 ------------------------------------------------------------------------------
 Quarter Ended                          Medical    Caraloe,
 September 30, 2000                    Services      Inc.    Corporate    Total
 ------------------------------------------------------------------------------
 Sales to unaffiliated customers         $ 2,946    $2,051    $     -   $ 4,997
 Income (loss) before income taxes          (677)        8       (559)   (1,228)
 Identifiable assets                      10,983     1,782      7,814    20,579
 Capital expenditures                         21         -        122       143
 Depreciation and amortization               140         -        116       256
 ------------------------------------------------------------------------------
 Nine Months Ended                      Medical    Caraloe,
 September 30, 1999                    Services      Inc.    Corporate    Total
 ------------------------------------------------------------------------------
 Sales to unaffiliated customers         $11,538   $ 9,334    $     -   $20,872
 Income (loss) before income taxes           187     2,112     (3,553)   (1,254)
 Capital expenditures                        137         -        449       586
 Depreciation and amortization               524         -        260       784
 ------------------------------------------------------------------------------
 Nine Months Ended                      Medical    Caraloe,
 September 30, 2000                    Services      Inc.    Corporate    Total
 ------------------------------------------------------------------------------
 Sales to unaffiliated customers          $9,642   $ 7,944    $     -   $17,586
 Income (loss) before income taxes        (1,535)    1,468     (2,368)   (2,435)
 Capital expenditures                         59         -        293       352
 Depreciation and amortization               443         -        347       790


 (4)  Income Taxes:

 The tax effects of temporary differences including net operating loss carryforwards have given rise to net deferred tax assets. At December 31, 1999, and September 30, 2000, the Company provided a valuation allowance against the entire deferred tax asset due to the uncertainty as to the realization of the asset. At December 31, 1999, the Company had net operating loss carryforwards of approximately $41,400,000 for federal income tax purposes, which expire beginning in 2000, and research and development tax credit carryforwards of approximately $748,000, which expire beginning in 2000, all of which are available to offset federal income taxes due in future periods. The entire benefit from the third quarter 2000 loss was offset by an increase in the valuations allowance.

 (5)  Commitments and Contingencies:

 In February 1995, the Company entered into a commitment to purchase $2.5 million of freeze-dried products from its principal supplier over a 66-month period ending in August 2000. In the fourth quarter of 1999, the Company determined that it was unlikely to sell the quantities of products it was obligated to pay for under the minimum purchase requirements of the agreement, and thus the Company established a reserve of $1,042,000 for estimated losses under this contract. Of this amount, $698,000 is recorded in accrued liabilities and $344,000 offsets the aforementioned prepayments. At June 30, 2000, the Company increased the reserve by $223,000. The agreement terminated in August 2000, at which time the Company funded the remaining $563,000 obligation under the contract.

 (6)  Subsequent Event:

 The Company and Medline Industries, Inc. ("Medline") entered into a Distributor and License Agreement dated November 3, 2000, under which the Company granted to Medline the exclusive right, subject to certain limited exceptions, to distribute all of the Company's wound and skin care products (the "Products") in the United States, Canada, Puerto Rico and the Virgin Islands for a term of five years beginning December 1, 2000 (the "Effective Date"). The agreement provides that Carrington will sell its existing inventory of salable Products to Medline on the Effective Date at specified prices. Thereafter, the Company will continue to manufacture the Products that it currently manufactures and will sell them to Medline at those same prices, which are generally firm for the first two years of the contract term and are thereafter subject to adjustment not more than once each year to reflect increases in manufacturing cost.

 The agreement also grants Medline a nonexclusive license to use certain of the Company's trademarks in connection with the marketing of the Products. In addition, it permits Medline, if it so elects, to use those trademarks in connection with the marketing of various Medline products and other products not manufactured by the Company (collectively, "Other Products").

 The agreement requires Medline to pay the Company a base royalty totaling $12,500,000 in quarterly installments that begin on December 1, 2000. The quarterly installments are $875,000 each during the first year of the term and decline annually thereafter. In addition to the base royalty, if Medline elects to market any of the Other Products under any of the Company's trademarks, Medline must pay the Company a royalty of between one percent and five percent of Medline's aggregate annual net sales of the Products and the Other Products, depending on the amount of the net sales, except that the royalty on certain high volume commodity products will be two percent.

 The agreement also calls for Medline to offer employment to such members of the Company's sales staff as Medline determines.

 This summary does not describe all of the terms of the agreement or of two related agreements that the Company entered into with Medline. For additional and more precise information, see Exhibits 10.1, 10.2 and 10.3 to this report.

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

 Liquidity and Capital Resources:

 At December 31, 1999 and September 30, 2000, the Company held cash and cash equivalents of $2,453,000 and $2,240,000, respectively.

 The Company has invested in inventory to support sales of bulk products to Mannatech, Inc. Receivables from this customer totaled $665,000 as of September 30, 2000. As of October 31, 2000 all of this balance has been collected.

 As of September 30, 2000, the Company had no material capital commitments.

 In November 1997, the Company entered into an agreement with Comerica Bank-Texas for a $3,000,000 line of credit, secured by accounts receivable and inventory. This credit facility is used for operating needs, as required. As of September 30, 2000 there was $763,000 outstanding under this credit facility. The balance drawn under this line of credit includes $563,000 which was used to fund the amount due under the freeze-dried products supply contract. See Note 5 to the condensed consolidated financial statements.

 As a result of sharp increases in sales of raw materials produced at the Company's processing facility in Costa Rica, the Company's demand for Aloe vera leaves continued to exceed both the current and the normal production capacity of its farm. Therefore it has been necessary for the Company to purchase Aloe vera leaves from other sources at costs that are sometimes significantly higher than the cost of leaves produced on its own farm.

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

 The Company loaned $487,000 to Aloe & Herbs during 1998. The Company reserved all of its loans to Aloe & Herbs at December 31, 1998, due to uncertainty regarding Aloe & Herbs' ability to meet significant mortgage obligations in 1999 and 2000. In April 2000, Aloe & Herbs refinanced its mortgage, removing the financial uncertainty. Therefore, the Company will recognize as other income all principal payments collected from Aloe & Herbs relating to this debt. As of September 30, 2000, the Company had collected $28,243 from Aloe & Herbs as payment on the debt.

 The Company believes that its available cash resources and expected cash flows from operations will provide the funds necessary to finance its current operations. However, the Company does not expect its current cash resources to be sufficient to finance the major clinical studies and the costs of filing new drug applications necessary to develop its products to their full commercial potential. Additional funds, therefore, may have to be raised through equity offerings, borrowings, licensing arrangements or other means, and there is no assurance that the Company will be able to obtain such funds on satisfactory terms when they are needed.

 Regulation

 The Company is subject to regulation by numerous governmental authorities in the United States and other countries. Some of the Company's proposed products will require governmental approval prior to commercial use. The approval process applicable to prescription pharmaceutical products usually takes several years and typically requires substantial expenditures. The Company and any licensees may encounter significant delays or excessive costs in their respective efforts to secure necessary approvals. Future United States or foreign legislative or administrative acts could also prevent or delay regulatory approval of the Company's or any licensees' products. Failure to obtain requisite governmental approvals or failure to obtain approvals of the scope requested could delay or preclude the Company or any licensees from marketing their products, or could limit the commercial use of the products, and thereby have a material adverse effect on the Company's liquidity and financial condition.

 Impact of Inflation

 The Company does not believe that inflation has had a material impact on its results of operations.

 Third Quarter of 2000 Compared With Third Quarter of 1999

 Net sales were $4,997,000 in the third quarter of 2000, a decrease of $2,227,000, or 30.8%, compared with $7,224,000 in the third quarter of 1999. Sales from Caraloe, Inc., the Company's consumer products subsidiary, decreased $3,321,000 to $2,051,000. Caraloe sales to Mannatech, Inc., which are primarily Manapol[R] powder, decreased from $2,965,000 in the third quarter of 1999 to $1,721,000 in the third quarter of 2000. Sales of the Company's wound and skin care products decreased 24.5%, due to product mix and intense downward pricing pressure, to $2,946,000 in the third quarter of 2000 as compared to $3,903,000 in the third quarter of 1999.

 Cost of sales decreased from $3,275,000 to $3,238,000, or 1.1%. As a percentage of sales, cost of sales increased from 45.3% in the third quarter of 1999 to 64.8% in the third quarter of 2000. This was due to lower sales volumes and decreased activity at the Company's Costa Rica operations, along with a decrease in prices of the Company's wound care products without a corresponding decrease in cost of sales.

 Selling, general and administrative expenses decreased from $2,678,000 in the third quarter of 1999 to $2,387,000 in 2000, which was primarily due to reduced commission payments on domestic and international sales.

 Research and development expenses decreased to $657,000 from $1,197,000, or 55%. Excluding Aliminase[TM] costs, research and development expenses in the third quarter of 1999 were $565,000. All costs related to the conclusion of the Aliminase[TM] trial were included in the quarter ended March 31, 2000.

 Other income of $34,000 in the third quarter 2000, as compared to $47,000 in 1999, was primarily derived from royalty income.

 Net interest income decreased to $23,000 in the third quarter of 2000 compared to net interest income of $24,000 in the third quarter of 1999.

 Net loss for the third quarter of 2000 was $1,228,000, compared with net income of $145,000 during the third quarter of 1999. Assuming dilution, the net loss for the third quarter of 2000 was $0.13 per share, compared to net income of $0.02 per share for the same quarter of 1999.

 First Nine Months of 2000 Compared With First Nine Months of 1999

 Net sales were $17,586,000 in the first nine months of 2000, compared with $20,872,000 in the first nine months of 1999. This decrease of $3,286,000, or 15.7%, resulted from an decrease of $1,390,000 in sales of Caraloe, Inc., the Company's consumer products subsidiary, and a decrease in wound care sales of $1,896,000. Caraloe's sales decreased from $9,334,000 to $7,944,000, or 14.9%. Caraloe's sales to Mannatech, Inc., which were primarily Manapol[R] powder, decreased from $8,452,000 in 1999 to $6,798,000 in 2000.

 Sales of the Company's wound and skin care products decreased from $11,538,000 in 1999 to $9,642,000 in 2000, or 16.4%. Decreased wound care sales were primarily due to generally soft conditions in the wound care market created by changes in government reimbursement programs, the impact of managed care, and downward pricing pressures.

 Cost of sales decreased from $10,256,000 to $9,481,000, or 7.6%. As a percentage of sales, cost of sales increased from 49.1% in the first nine months of 1999 to 53.9% in the first nine months of 2000. This was due primarily to the weighted impact of increased sales of Caraloe's products, which have a lower gross margin than the Company's wound and skin care products.

 Selling, general and administrative expenses decreased to $7,657,000 from $7,821,000, primarily due to reduced commissions paid on domestic and international sales.

 Research and development expenses decreased to $2,787,000 in 2000 from $4,180,000 in 1999, or 33%. This decrease was primarily due to the cessation of the clinical trial of Aliminase[TM] in the first quarter of 2000. Expenses from the clinical trial totaled $623,000 in the first nine months of 2000 versus $2,235,000 in the first nine months of 1999.

 Other income consisted primarily of royalty income for the nine months ended September 30, 2000 and 1999.

 Net interest income of $69,000 was realized in the first nine months of 2000, versus net interest income of $84,000 in the first nine months of 1999. The lower investment income was primarily due to lower cash balances invested, which was partially offset by increased yields on cash balances.

 Net loss for the first nine months of 2000 was $2,435,000, compared with net loss of $1,254,000 for the first nine months of 1999. Assuming dilution, the net loss for the first nine months of 2000 was $0.26 per share, compared to net loss of $0.13 per share for the same period in 1999.

 Forward Looking Statements

 All statements other than statements of historical fact contained in this report, including but not limited to statements in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" (and similar statements contained in the Notes to Consolidated Financial Statements) concerning the Company's financial position, liquidity, capital resources and results of operations, its prospects for the future and other matters, are forward-looking statements. Forward-looking statements in this report generally include or are accompanied by words such as "anticipate", "believe", "estimate", "expect", "intend" or words of similar import. Such forward-looking statements include, but are not limited to, statements regarding the Company's plan or ability to reduce its cost of Aloe vera L. leaves significantly by purchasing such leaves from Rancho Aloe, to obtain financing when it is needed and to fund its operations from revenue and other available cash resources.

 Although the Company believes that the expectations reflected in its forward-looking statements are reasonable, no assurance can be given that such expectations will prove correct. Factors that could cause the Company's results to differ materially from the results discussed in such forward-looking statements include but are not limited to the possibilities that the Company may be unable to obtain the funds needed to carry out large scale clinical trials and other research and development projects, that the results of the Company's clinical trials may not be sufficiently positive to warrant continued development and marketing of the products tested, that new products may not receive required approvals by the appropriate government agencies or may not meet with adequate customer acceptance, that the Company may not be able to obtain financing when needed, that the Company may not be able to obtain appropriate licensing agreements for products that it wishes to market or products that it needs assistance in developing, that the Company's efforts to improve its sales and reduce its costs may not be sufficient to enable it to fund its operating costs from revenues and available cash resources, that one or more of the customers that the Company expects to purchase significant quantities of products from the Company or Caraloe may fail to do so, that competitive pressures may require the Company to lower the prices of or increase the discounts on its products, that the Company's sales of products it is contractually obligated to purchase from suppliers may not be sufficient to enable and justify its fulfillment of those contractual purchase obligations, that the Company may not be able to resolve the matters described under "legal procedings" below in a manner satisfactorily to the Company, that other parties who owe the Company substantial amounts of money may be unable to pay what they owe the Company, and that the Company may be unable to produce or obtain or may have to pay excessive prices for the raw materials or products it needs.

 All forward-looking statements in this report are expressly qualified in their entirety by the cautionary statements in the two immediately preceding paragraphs.

 Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

 The Company's exposure to market risk from changes in foreign currency exchange rates and the supply and prices of Aloe vera L. leaves has not
                              13
 changed materially from its exposure at December 31, 1999, as described in the Company's Form 10-K Annual Report for the year then ended.

 Part II   OTHER INFORMATION

 Item 1.   Legal Proceedings:

      The Company markets a wound care product named CarraKlenz[TM]. In its Form 10-K report for the year ended December 31, 1999, the Company reported that it had filed a petition with the United States Patent and Trademark Office (the "USPTO") to cancel the registration of the trademark CuraKlense by The Kendall Company of Mansfield, Massachusetts. On July 18, 2000, Tyco International (US) Inc., successor-in-interest to The Kendall Company, filed with the USPTO a voluntary surrender for cancellation of U.S. Registration No. 1,965,949 covering the trademark CuraKlense. Following that surrender, the Company requested that the USPTO lift its suspension of the Company's application to register its trademark CarraKlenz[TM].

      The Company markets a line of wound care products under the name RadiaCare[TM]. On October 16, 2000, the Company received notice from attorneys for Bionix Development Corporation ("Bionix") claiming that Bionix is the owner of a registered trademark for RadiaCare covering certain radiation therapy equipment, alleging that the Company's use of its RadiaCare[TM] mark constitutes trademark infringement, and demanding that the Company cease using that mark. The Company and Bionix are currently attempting to negotiate an amicable resolution of this dispute.

 On September 12, 2000, Nutraceutical Solutions, Inc., a Company formed in March 2000, (the "Plaintiff") filed a lawsuit (Cause No. 00-4973-A in the 28th Judicial District Court of Nueces County, Texas) against the Company and one of its employees, who never worked for Nutraceutical Solutions, Inc., (the "Defendants") alleging numerous causes of action relating to the Company's manufacturing and marketing of a product known as B-Complete[TM]. The Plaintiff alleges, among other things, that the Defendants began to market B-Complete[TM], which the Plaintiff alleges is identical to a product it acquired in May 2000 as part of the purchase of assets from a separate company in bankruptcy proceedings and infringes intellectual property rights that the Plaintiff acquired as part of the asset purchase.

 In addition to seeking to recover unspecified damages from the Defendants, the lawsuit seeks a temporary restraining order and temporary and permanent injunctions prohibiting the Defendants from selling, distributing or marketing B-Complete[TM] and from contacting the existing clientele of Plaintiff, whose first sale of the product it acquired was in June 2000. A temporary restraining order to that effect was served on the Defendants on September 14, 2000, and they are currently complying with it.

 The Company believes the Plaintiff's claims are without merit and intends to defend the lawsuit vigorously.

 Item 6.   Exhibits and Reports on Form 8-K

      a.   Exhibits:

           10.1 Distributor and License Agreement dated November 3, 2000 between Carrington Laboratories, Inc. and Medline Industries, Inc. (Exhibits A, B and C to this agreement have been excluded pursuant to a request for confidential treatment submitted by the registrant to the Securities and Exchange Commission.)

           10.2 Supply Agreement dated November 3, 2000 between Carrington Laboratories, Inc. and Medline Industries, Inc. (Exhibit A to this agreement has been excluded pursuant to a request for confidential treatment submitted by the registrant to the Securities and Exchange Commission.)

           27.1 Financial Data Schedule

      b.   Reports on Form 8-K:

                The Registrant did not file any reports on Form 8-K during the quarter ended September 30, 2000.

                                  SIGNATURES


 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   CARRINGTON LABORATORIES, INC.
                                   (Registrant)



 Date:     November 14, 2000       By: /s/ Carlton E. Turner
                                   Carlton E. Turner,
                                   President and C.E.O.
                                   (principal executive officer)



 Date:     November 14, 2000       By: /s/ Robert W. Schnitzius
                                   Robert W. Schnitzius,
                                   Chief Financial Officer
                                   (principal financial and
                                   accounting officer)

                              INDEX TO EXHIBITS



      Item  Description
       No.

      10.1 Distributor and License Agreement dated November 3, 2000 between Carrington Laboratories, Inc. and Medline Industries, Inc. (Exhibits A, B and C to this agreement have been excluded pursuant to a request for confidential treatment submitted by the registrant to the Securities and Exchange Commission.)

      10.2 Supply Agreement dated November 3, 2000 between Carrington Laboratories, Inc. and Medline Industries, Inc. (Exhibit A to this agreement has been excluded pursuant to a request for confidential treatment submitted by the registrant to the Securities and Exchange Commission.)

      27.1  Financial Data Schedule