Form 10-K
period 2000-12-31
CARRINGTON LABORATORIES INC /TX/
filed 2001-04-02
CIK 718007

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  Form 10-K

                Annual Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

                 For the fiscal year ended December 31, 2000
                        Commission File Number 0-11997

                        Carrington Laboratories, Inc.
         -----------------------------------------------------
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

      The aggregate market value of the Common Stock held by non-affiliates of the Registrant on March 26, 2001, was $9,205,000. (This figure was computed on the basis of the closing price of such stock on the NASDAQ National Market on March 26 2001, using the aggregate number of shares held on that date by, or in nominee name for, shareholders who are not officers, directors or record holders of 10% or more of the Registrant's outstanding voting stock. The characterization of such officers, directors and 10% shareholders as affiliates is for purposes of this computation only and should not be construed as an admission for any other purpose that any of such persons are, in fact, affiliates of the Registrant.)

      Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:
 9,734,087 shares of Common Stock, par value $.01 per share, were outstanding on March 26, 2001.

                     DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Registrant's proxy statement for its annual meeting of shareholders to be held on May 17, 2001 are incorporated by reference into
               Part III hereof, to the extent indicated herein.

                                    PART I

 ITEM 1.  BUSINESS.

                                   General

 Carrington Laboratories, Inc. ("Carrington" or the "Company") is a research-based biopharmaceutical, medical device and raw materials and nutraceutical company engaged in the development, manufacturing and marketing of naturally-derived complex carbohydrates and other natural product therapeutics for the treatment of major illnesses, the dressing and management of wounds and nutritional supplements. The Company is comprised of two business segments. See Note Thirteen to the consolidated financial statements in this Annual Report for financial information about these business divisions. The Company sells prescription and nonprescription human and veterinary products through its Medical Services Division and consumer and bulk raw material products through its consumer products subsidiary, Caraloe, Inc. The Company's research and product portfolio are based primarily on complex carbohydrates isolated from the Aloe vera L. plant.

 The Company was incorporated  in Texas in  1973 as Ava  Cosmetics, Inc.   In
 1986, the Company sold the direct sales business it was then operating and changed its name to Carrington Laboratories, Inc.


                          Medical Services Division

 Carrington's Medical Services Division offers a comprehensive line of wound management products to hospitals, alternate care facilities, cancer centers and the home health care market. The Company's products are designed to provide patients with the highest quality of care. Carrington products are used in a wide range of acute and chronic wounds, for skin conditions and incontinence care. The primary marketing emphasis for Carrington's wound and skin care products is directed toward hospitals, nursing homes, alternate care facilities, cancer centers, home health care providers and managed care organizations. The wound and skin care product lines are being promoted primarily to physicians and specialty nurses, e.g., enterostomal therapists.

 In response to changing market conditions, the Company decided during 2000 to redirect the distribution of its Medical Services products from multiple distributors to a single, sole-source distributor. As a result of this decision, the Company entered into an exclusive Distributor and License Agreement effective December 1, 2000 with Medline Industries, Inc.
 ("Medline"). Medline is now responsible for all sales and marketing and distribution efforts for Carrington's wound and skin care product lines. The Company has a Supply Agreement with Medline that allows the Company to manufacture specific products where the Company can meet or reduce Medline's current purchase price.

 Medline currently has 45 employees solely dedicated to Carrington/Medline advanced wound care products, 38 home care representatives, 298 general line representatives and 4 Wound Care Specialists (Enterostomal Therapist) engaged in the sales and marketing of Medline/Carrington products. In addition to this field sales force, Medline employs 71 telemarketers, who focus on alternative care facilities and the home health care market, and 62 employees in customer service.

 Prior to the agreement with Medline, the Company sold its products primarily through a network of distributors. Two of the largest distributors in the hospital market are McKesson HBOC/General Medical("McKesson"), and Owens & Minor. During fiscal 1998, 1999 and 2000, sales of wound and skin care products to McKesson represented 11%, 5% and 6%, respectively, of the Company's total net sales. Sales to Owens & Minor represented 10%, 9% and 10%, respectively, of total net sales during the same periods.

 The Company maintains control of over 200 national pricing agreements which cover hospitals, alternate care facilities, home health care agencies and cancer centers. These pricing agreements allow Medline representatives to make presentations in member facilities throughout the country.

 In February 2000, the Company announced the extension of its existing purchase agreement with the Veterans Administration ("VA") for wound and skin cleansers. In March 2000, the Company received the award of a new purchase agreement with the VA for its amorphous hydrogel products. The agreements are for a period of two years and all are sole-source contracts. The Company also announced in March 2000 that it was awarded two non-exclusive national contracts with Novation, a supply cost management company which serves the purchasing needs of over 6,600 health care organizations nationwide. One agreement is for wound care products and the other for incontinence and skin care products. Both agreements are for three-year periods, effective May 1, 2000.

 The Company has several distribution and licensing agreements for the sale of its products into international markets. In 2000, total international sales of wound care products were $539,000. The Company also sells wound care products into international markets on a non-contract, purchase order basis. In 2000, total non-contract, international wound care sales were $417,000 and included sales into Argentina, Colombia, Puerto Rico, Costa Rica and the United Arab Emirates. Opportunities in the growing Internet market are also addressed through the Company's websites, www.carringtonlabs.com. and www.woundcare.com.

 The Company also markets Acemannan Immunostimulant[TM] , an adjuvant therapy for certain cancers in dogs and cats, and several wound and skin care products to the veterinary market. Acemannan Immunostimulant[TM] was conditionally approved by the United States Department of Agriculture ("USDA") in November 1991, for use in conjunction with surgery in the treatment of canine and feline fibrosarcoma, a form of soft tissue cancer that affects dogs and cats. A conditional approval means that the Company can market the product in limited areas but additional work must be done. The "conditional" status of the license was removed in July 2000 with the product receiving full license.

 In March 1996, the Company signed an agreement with Farnam Companies, Inc., a leading veterinary marketing company, to promote and sell the CarraVet[R] product line, including Acemannan Immunostimulant[TM]. The CarraVet[R] product line currently consists of four products.

                               Consumer Health

 Caraloe, Inc., a subsidiary of the Company ("Caraloe"), markets or licenses consumer products and bulk raw materials utilizing the Company's patented complex carbohydrate technology into the consumer health and nutritional products markets. Caraloe's premier product is Manapol[R] powder, a bulk raw material rich in complex carbohydrates. Manapol[R] powder is marketed to manufacturers of nutritional products who desire quality complex carbohydrate ingredients for their finished products. Caraloe also markets finished products containing Manapol[R] powder into the health and nutritional products markets through health food stores and over the Internet at www.AloeVera.com. In the fourth quarter of 2000, Caraloe introduced a new raw material, Hydrapol[TM], for use by cosmetic manufacturers. Caraloe also offers contract manufacturing services to the nutritional and skin care market.

 In August 1997, Caraloe signed a non-exclusive supply agreement with a major customer to supply Manapol[R] powder. This agreement was renewed through July 2002 and contains monthly minimum purchase requirements. During 1998, 1999 and 2000, sales of Manapol[R] powder to this customer represented 23%, 41% and 38%, respectively, of the Company's total consolidated net sales. Subsequent to December 31, 2000, the Company agreed to a modification in the contract requirements that resulted in lower minimum purchase requirements for this customer.

 Caraloe also sells products into international markets on a non-contract, purchase order basis. In 2000, total international sales for Caraloe were $804,000.

                           Research and Development

                                   General

 Carrington has developed proprietary processes for obtaining materials from Aloe vera L. The Company intends to seek approval of the Food and Drug Administration (the "FDA") and other regulatory agencies to sell products containing materials obtained from Aloe vera L. in the United States and in foreign countries. For a more comprehensive listing of the type, indication and status of products currently under development by the Company, see "Research and Development -- Summary" below. The regulatory approval process, both domestically and internationally, can be protracted and expensive, and there is no assurance that the Company will obtain approval to sell its products for any treatment or use (see "Governmental Regulation" below).

 The Company expended approximately $2,589,000, $5,300,000 and $3,602,000 on research and development in fiscal 1998, 1999 and 2000, respectively. Expenditures for 1999 increased 105% over 1998 as a result of returning to the clinic for the Phase III trial in ulcerative colitis, which accounted for approximately 17.3% of the 2000 expenditures.

 Following completion of the clinical trial in March 2000 with a non-significant result, the Company's Research and Development group refocused its efforts toward current business support and the establishment of new opportunities for the Company through a strong basic research program to advance product leads for the future, primarily in the areas of drug delivery and neutropenia.

                        Basic and Preclinical Research


 The Company believes that its products' functionality and/or pharmacological activity make them potential candidates for further development as pharmaceutical or therapeutic agents. The Company's preclinical efforts will continue to focus on supporting existing business through developing "proof of concept" data for potential pharmaceutical partners. There is no assurance, however, that the Company will be successful in its efforts.

 The Company sponsors a research and development laboratory at Texas A&M University in association with the College of Veterinary Medicine to expand preclinical research in various product applications and mechanisms of action. Pursuant to this arrangement, the Company has access to leading authorities in immunology and cell biology, as well as facilities and equipment to engage in experimentation and analysis at the basic research level.

 In 1991, the USDA granted the Company conditional approval to market an injectable form of a complex carbohydrate as an aid to surgery in the treatment of canine and feline fibrosarcoma, a form of soft tissue cancer, under the name Acemannan Immunostimulant[TM]. The product was conditionally approved based on safety and efficacy studies. The Company was successful in meeting USDA's requirements for removal of the conditional status, and an unrestricted license was issued in July 2000.

 In 1998, a new  and unique complex carbohydrate  (CR1013) was isolated  from
 Aloe vera L. Basic "proof of concept" research is continuing on this material. Pilot scale production has been accomplished. The technology has varied utility, but the primary focus of research is in the area of drug delivery. Two patent applications covering this invention have been filed. The composition and process patent was issued in 1999.

 Basic research studies also continued at the University of Nebraska evaluating the ability of one of the Company's research products to reverse the neutropenia effects of radiation treatment. Further proof of concept studies are planned in 2001 to better understand the mechanism of action and product dose effects.

 In 1999, the Company, in conjunction with Baylor College of Dentistry, completed a series of ex vivo studies evaluating the adherence of Carrington's Oral Wound Rinse to epithelial cells and keratin associated with the mouth in support of a pain reduction claim for the product. Studies continued in 2000 and showed that a fluorescent labeled Acemannan Hydrogel[TM] compounded into the Oral Wound Rinse adheres to both keratin and epithelial cells, demonstrating the coating and protecting effects of the product.

                            Human Clinical Studies

 Evaluation of Aliminase[TM] in the Treatment of Ulcerative Colitis. In late 1996, the Company placed on hold its testing of Aliminase[TM]oral capsules for the treatment of ulcerative colitis. The Company reformulated the product into a single unit dose powder for reconstitution. The Company initiated a Phase III trial of the new dosage form in April 1999 and completed the study in March 2000. No significant differences were found to support a therapeutic drug effect. The program has been discontinued.

 Evaluation  of  RadiaGel[TM]  for  Pain  Associated  with  Radiation-Induced
 Dermatitis. RadiaGel[TM] is cleared to market for relief of pain and the management of radiation-induced skin reactions. In 2000, a multi-center post-marketing study of 40 patients was conducted to determine the effectiveness of topical application of the gel on skin pain for patients undergoing external beam radiation therapy. After one or more days of use of the product, all evaluable patients reported significant improvements in their skin pain severity. Most of the patients indicated that the skin pain was better after use of the product, and all reported that the gel was better or much better than similar products they previously used to treat their skin pain.

 Evaluation of Carrington[R] Oral Wound Rinse for Pain Associated with Mucositis. In March 1997, the FDA cleared Carrington to market an Oral Wound Rinse for the management and relief of pain associated with mucositis and all types of oral wounds. Two market studies evaluating patient acceptance and pain relief associated with use of the product were completed in August 1999. In these trials, which involved 28 patients, 93% reported some pain relief associated with the use of the product. A multi-center post-marketing study of 40 additional patients is in progress to further determine the effectiveness of Oral Wound Rinse on pain associated with mucositis induced by radiation or chemotherapy.

 Evaluation of Carrington[R] Oral Wound Rinse for Prevention of Mucositis In 2000, the Company co-sponsored a pilot study of 30 patients in a placebo-controlled, double-blind trial of Carrington[R] Oral Wound Rinse for the prevention of radiation-induced mucositis. The trial results were not significant between groups in prevention of mucositis.

 Evaluation  of  Manapol[R]  on  the  Reduction  of  Cholesterol  Levels   in
 Volunteers.

 In a study conducted in 2000, twenty-three patients with moderate hypercholesterolemia were given either 160 mg or 320 mg of Manapol[R] Classic daily for 6 weeks. Manapol[R] produced a favorable effect on blood lipids, particularly in reducing LDL levels among non-diabetic subjects after 3 weeks of using either 160 mg (decrease of 9.8%)or 320 mg (decrease of 7.8%).

 Evaluation of the SaliCept[TM] Oral Patch for Reduction in the Incidence of Dry Socket.

 An independent study conducted in 2000 that compared the incidence of alveolar osteitis (AO:dry socket) in patients treated with Gelfoam[R] soaked with an antibiotic or SaliCept[TM] Patches. A retrospective evaluation was performed of 587 records of GelfoamR treated patients compared to a prospective trial of 608 patients treated with SaliCept[TM] Patches. The SaliCept[TM] Patch significantly reduced the incidence of AO when compared to the antibiotic-soaked Gelfoam[R].

                       Research and Development Summary

 The following table outlines the status of the products and potential indications of the Company's products developed, planned or under development. There is no assurance of successful development, completion or regulatory approval of any product not yet on the market.


                PRODUCTS AND POTENTIAL INDICATIONS DEVELOPED,
                         PLANNED OR UNDER DEVELOPMENT

 PRODUCT OR                 POTENTIAL
 POTENTIAL INDICATION       MARKET APPLICATIONS              STATUS
 --------------------       -------------------              ------
 Topical
 -------
   Dressings                Pressure and Vascular Ulcers     Marketed
   Dressings                Diabetic Ulcers, Surgical        Marketed
                            Wounds
   Cleansers                Wounds                           Marketed
   Anti-fungal              Cutaneous Fungal Infection       Marketed
   Hydrocolloids            Wounds                           Marketed
   Alginates                Wounds                           Marketed

 Oral
 ----
   Human
      Pain Reduction        Mucositis                        Marketed

   Dental
     Pain Reduction         Aphthous Ulcers, Oral Wounds     Marketed
     Post Extraction        Oral Surgery                     Clinical

 Wounds
 ------
 Injectable
   Human                    Neutropenia associated with      Preclinical
    Neutropenia             cancer

   CR1013                   Drug delivery                    Preclinical
    Veterinary
      Adjunct for cancer    Fibrosarcoma                     Marketed


                              Licensing Strategy

 The Company expects that prescription pharmaceutical products containing certain defined drug substances will require a substantial degree of development effort and expense. Before governmental approval to market any such product is obtained, the Company may license these products for certain indications to other pharmaceutical companies in the United States or foreign countries and require such licensees to undertake the steps necessary to obtain marketing approval in a particular country or for specific indications.

 Similarly, the Company intends to license third parties to market products containing defined chemical entities for certain human indications when it lacks the expertise or financial resources to market such products effectively. If the Company is unable to enter into such agreements, it may undertake marketing the products itself for such indications. The Company's ability to market these products for specific indications will depend largely on its financial condition at the time and the results of related clinical trials. There is no assurance that the Company will be able to enter into any license agreements with third parties or that, if such license agreements are concluded, they will contribute to the Company's overall profits.

                         Raw Materials and Processing

 The principal raw material used by the Company in its operations is the leaf of the plant Aloe barbadensis Miller, popularly known as Aloe vera L. Through patented processes, the Company produces bulk pharmaceutical mannans and freeze-dried aloe extract from the central portion of the Aloe vera L. leaf known as the gel. A basic bulk mannan (acemannan), in the form of a hydrogel, is used as an ingredient in certain of the Company's wound and skin care products.

 The Company owns a 405-acre farm in the Guanacaste province of northwest Costa Rica which currently has approximately 148 acres planted with Aloe vera L. The Company is currently performing a land reclamation project on the farm to increase productive acreage. Currently, the Company's need for leaves exceeds the supply of harvestable leaves from the Company's farm, requiring the purchase of leaves from other sources in Central and South America at considerably higher prices. Due to economic and political instability in the Central American region, the supply of imported leaves cannot be guaranteed. The Company has entered into several supply agreements with local suppliers near the Company's farm. The Company anticipates that the local suppliers will be able to meet substantially all of its requirements for leaves in 2001. This should result in a reduction in the overall cost for leaves and a greater certainty of supply. A 10% increase in Aloe vera L. leaf prices from other sources would result in a 1% decrease in the Company's gross profit. The Company's sensitivity analysis of the effects of changes in leaf prices does not factor in a potential change in sales levels or a change in the percentage of leaves purchased from other sources. The Company has been exploring other options to obtain leaves to meet its projected requirements at lower costs.

 The Company has a 31% ownership interest in Aloe and Herbs International, Inc., ("Aloe & Herbs"), a Panamanian corporation formed for the purpose of establishing an Aloe vera L. farm in Costa Rica. The Company has a leaf supply agreement with Rancho Aloe, S.A., a wholly owned subsidiary of Aloe & Herbs, which has a 5,000 acre farm in close proximity to the Company's farm. The agreement calls for a nominal price of $0.18 per kilogram of leaves supplied. The final price payable to Rancho Aloe is based upon the yield of the final product. Under the yield adjustment formula, the price for leaves can vary from $0.17 to $0.20.

 In September 1999, the Company has leased approximately 17.6 acres of land from Rancho Aloe for one year with provisions for automatic renewal in one-year increments unless terminated by the Company or Rancho Aloe, and planted its own Aloe vera L. plants on the leased plot due to the lack of additional productive land on its own farm. The Company renewed the lease in 2000 for an additional year. The Company also pays a monthly fee for the maintenance of the plot.

 As of December 31, 2000, Rancho Aloe was providing an average of 38% of the Company's monthly requirement of leaves. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" and Note Six to the consolidated financial statements for further information regarding the Company's relationship with Aloe & Herbs.

                                Manufacturing

 Since 1995, the Company's wound and skin care product manufacturing facility has been located in the Company's headquarters in Irving, Texas. The Company believes that this manufacturing facility has sufficient capacity to provide for the present line of products and to accommodate new products and sales growth. Final packaging of certain of the Company's wound care products is completed by outside vendors. The Company's calcium alginates, films, hydrocolloids, foam dressings, gel sheets, tablets, capsules, and freeze-dried products are being provided by third parties.

 All of the Company's bulk pharmaceutical products and freeze-dried Aloe vera
 L. extracts are produced in its processing plant in Costa Rica. This facility has the ability to supply the bulk aloe raw materials requirements of the Company's current product lines and bulk material contracts for the foreseeable future. A process improvement program was initiated in late 1998 and continued through 1999 to further meet requirements for a "product by process."

                                 Competition

 Research and Development. The biopharmaceutical field is expected to continue to undergo rapid and significant technological change. Potential competitors in the United States are numerous and include pharmaceutical, chemical and biotechnology companies. Many of these companies have substantially greater capital resources, research and development staffs, facilities and expertise (in areas including research and development, manufacturing, testing, obtaining regulatory approvals and marketing) than the Company. This competition can be expected to become more intense as commercial applications for biotechnology and pharmaceutical products increase. Some of these companies may be better able than the Company to develop, refine, manufacture and market products which have application to the same indications as the Company is exploring. The Company understands that certain of these competitors are in the process of conducting human clinical trials of, or have filed applications with government agencies for approval to market, certain products that will compete with the Company's products, both in its present wound care market and in markets associated with products the Company currently has under development.

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

                           Governmental Regulation

 The production and marketing of the Company's products, and the Company's research and development activities, are subject to regulation for safety, efficacy and quality by numerous governmental authorities in the United States and other countries. In the United States, drug devices for human use are subject to rigorous FDA regulation. The Federal Food, Drug and Cosmetic Act, as amended (the "FFDC Act"), the regulations promulgated thereunder, and other federal and state statutes and regulations govern, among other things, the testing, manufacture, safety, effectiveness, labeling, storage, record keeping, approval, advertising and promotion of the Company's products. For marketing outside the United States, the Company is subject to foreign regulatory requirements governing human clinical trials and marketing approval for drugs and devices. The requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement may vary widely from country to country.

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

 Certain of the Company's wound and skin care products are registered with the FDA as "devices" pursuant to the regulations under Section 510(k) of the FFDC Act. A device is a product used for a particular medical purpose, such as to cover a wound, with respect to which no pharmacological claim can be made. A device which is "substantially equivalent" to another device existing in the market prior to May 1976 can be registered with the FDA under Section 510(k) and marketed without further testing. A device which is not "substantially equivalent" is subject to an FDA approval process similar to that required for a new drug, beginning with an Investigational Device Exemption and culminating in a Premarket Approval. The Company has sought and obtained all its device approvals under Section 510(k). The Company currently markets seven (7) products which require a prescription as medical devices.

 Other Regulatory Authorities. The Company's advertising and sales practices are subject to regulation by the Federal Trade Commission (the "FTC"), the FDA and state agencies. The Company's processing and manufacturing plants are subject to federal, state and foreign laws and to regulation by the Bureau of Alcohol, Tobacco and Firearms of the Department of the Treasury and by the Environmental Protection Agency (the "EPA"), as well as the FDA and USDA.

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

 The Dietary Supplement Health and Education Act of 1994 ("DSHEA") revised the provisions of the FFDC Act concerning the composition and labeling of dietary supplements and, in the judgment of the Company, is favorable to the dietary supplement industry. The legislation created a new statutory class of "dietary supplement" which includes vitamins, minerals, herbs, amino acids and other dietary substances for human use to supplement the diet. DSHEA grandfathered, with certain limitations, dietary ingredients on the market before October 15, 1994. A dietary supplement which contains a new dietary ingredient, one not on the market before October 15, 1994, requires evidence of a history of use or other evidence of safety establishing that it will reasonably be expected to be safe. The majority of the products marketed by Caraloe are classified as dietary supplements under DSHEA.

 Both foods and dietary supplements are subject to the Nutrition Labeling and Education Act of 1990 (the "NLEA"), which prohibits the use of any health claim for foods, including dietary supplements, unless the health claim is supported by significant scientific agreement and is either pre-approved by the FDA or the subject of substantial government scientific publications and a notification to the FDA. To date, the FDA has approved the use of only limited health claims for dietary supplements. However, among other things, DSHEA amended, for dietary supplements, the NLEA by providing that "statements of nutritional support" may be used in labeling for dietary supplements without FDA preapproval if certain requirements, including prominent disclosure on the label of the lack of FDA review of the relevant statement, possession by the marketer of substantiating evidence for the statement and post-use notification to the FDA, are met. Such statements may describe how particular nutritional supplements affect the structure, function or general well-being of the body (e.g., "promotes cardiovascular health").

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

 Governmental  regulations  in  foreign  countries  where  Caraloe  plans  to commence or expand sales may prevent or delay entry into the market or prevent or delay the introduction, or require the reformulation, of certain of Caraloe's products. Compliance with such foreign governmental regulations is generally the responsibility of Caraloe's distributors for those countries. These distributors are independent contractors over which Caraloe has limited control.

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

 In addition, the Company obtained an  Australian Patent (Patent No.  718631, having an Accepted Journal Date of April 20, 2000) on Uses of Denture Adhesive Containing Aloe Extract. On June 20, 2000 Singapore granted the Company a patent on Bioactive Factors of Aloe Vera Plants (P-No. 51748).

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

 The Company has given the trade name Carrasyn[R] to certain of its products containing acetylated mannans. The Company has filed a selected series of domestic and foreign trademark applications for the marks Manapol[R] powder, Carrisyn[R], Carrasyn[R], and CarraGauze[R]. Further, the Company has registered the trademark AVMP[R] Powder and the trade name Carrington[R] in the United States. In 1999, the Company obtained four additional registered trademarks in Brazil. The Company believes that its trademarks and trade names are valuable assets.

 In June 2000, the Company obtained registration in the United States of its mark
 AloeCeuticals[R] for its skin care products.

                                  Employees

 As of January 31, 2001, the Company employed 270 persons, of whom 29 were engaged in the operation and maintenance of its Irving, Texas processing plant, 194 were employed at the Company's facility in Costa Rica and the remainder were executive, research, quality assurance, manufacturing, administrative, sales, and clerical personnel. Of the total number of employees, 75 were located in Texas, 194 in Costa Rica and one in Puerto Rico. The Company considers relations with its employees to be good. The employees are not represented by a labor union.

                                  Financing

 In November 1997, the Company entered into a financing arrangement with Comerica Bank-Texas ("Comerica"). The agreement was composed of a $3,000,000 line of credit structured as a demand note without a stated maturity date and with an interest rate equal to the Comerica prime rate. The line of credit is collateralized by the Company's accounts receivable and inventory. This credit facility is used for operating needs, as required. As of December 31, 2000, there was a $763,000 balance owed to Comerica under the terms of the financing agreement.


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

 Laboratory Facility. The Company leases 24,000 square feet of office, manufacturing and laboratory space (the "Laboratory Facility") in Irving, Texas pursuant to a lease that expires in July 2001. The Company's in-house research and development and quality assurance activities are conducted at the Laboratory Facility as well as the production of the injectable dosage forms of Acemannan Immunostimulant[TM]. The Company has leased a 51,200 square foot building in close proximity to the Walnut Hill facility for a ten-year term to house its Research and Development Department, Quality Assurance and Quality Control Department and Warehouse and Distribution Center. The Company plans to relocate those functions to this newly-leased facility in the third quarter of 2001.

 Warehouse and Distribution Facility. Since September 1994, the Company's warehouse and distribution center has been located in a 35,050 square foot facility that the Company leases in Irving, Texas, near the Walnut Hill Facility. The warehouse and distribution center occupies approximately 27,000 square feet of the leased facility, and the remaining space is used for offices. The lease expires in October 2001. Prior to the expiration of the lease, the Warehouse and Distribution Center will be moved into the newly-leased facility described under "Properties B Laboratory Facility" above.

 Costa Rica Facility. The Company owns approximately 405 acres of land in the Guanacaste province of northwest Costa Rica. This land is being used for the farming of Aloe vera L. plants and for a processing plant to produce bulk pharmaceutical and injectable mannans and freeze-dried extracts from Aloe vera L. used in the Company's operations. Construction of the processing plant was completed during the second quarter of 1993, and the plant became operational in June 1993. In 1994, the Company upgraded the production plant to further meet regulatory requirements for the production of bulk materials. This project was completed in the fourth quarter of 1994. In order to meet demand for new products, a new compounding area and high-speed filling line were constructed as an addition to the Costa Rica facility during 1998. Also, other new equipment was installed in 1999 to improve production.

 ITEM 3. LEGAL PROCEEDINGS.

 The Company marketed a line of wound care products for the treatment of radiation induced dermatitis using the name RadiaCare[TM]. On October 16, 2000, the Company received notice from attorneys for Bionix Development Corporation ("Bionix") claiming that Bionix is the owner of a registered trademark for RadiaCare covering certain radiation therapy equipment, alleging that the Company's use of its RadiaCare[TM] mark constitutes trademark infringement, and demanding that the Company cease using that mark. The Company has ceased using the mark and will continue to market the products without using the name RadiaCare. The Company and Bionix are currently attempting to negotiate an amicable resolution of this dispute.

 On September 12, 2000, Nutraceutical Solutions, Inc., a company formed in March 2000 (the "Plaintiff") filed a lawsuit (Cause No. 00-4973-A in the 28th Judicial District Court of Nueces County, Texas) against the Company and one of its employees (the "Defendants") alleging numerous causes of action relating to the Company's manufacturing and marketing of a product known as B-Complete[TM]. The Plaintiff alleges, among other things, that the Defendants began to market B-Complete[TM], which the Plaintiff alleges is identical to a product it acquired in May 2000 as part of its purchase of assets from a separate company in bankruptcy proceedings and infringes intellectual property rights that the Plaintiff acquired as part of the asset purchase.

 In addition to seeking to recover unspecified damages from the Defendants, the lawsuit sought a temporary restraining order and temporary and permanent injunctions prohibiting the Defendants from selling, distributing or marketing B-Complete[TM] and from contacting the existing clientele of Plaintiff, whose first sale of the product it acquired occurred in June 2000. A temporary restraining order to that effect was served on the Defendants on September 14, 2000, and was lifted by an Agreed Order Dissolving Temporary Restraining Order which was signed December 12, 2000. In a hearing held March 15, 2001, most causes of action aganist the Company were dismissed.

 The Company believes the Plaintiff's remaining causes of action are without merit and intends to defend the lawsuit vigorously.


 ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

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


 Fiscal 1999                             High         Low
 -----------                             ----         ----
 First Quarter                          $4.25        $2.13

 Second Quarter                          3.19         2.50

 Third Quarter                           3.00         1.81

 Fourth Quarter                          2.75         1.50


 Fiscal 2000                             High         Low
 -----------                             ----         ----
 First Quarter                          $9.75        $2.00

 Second Quarter                          3.56         1.72

 Third Quarter                           2.38         1.63

 Fourth Quarter                          1.63         1.00


 At March 26, 2001, there were 960 holders of record (including brokerage firms) of Common Stock.

 The Company has not paid any cash dividends on the Common Stock and presently intends to retain all earnings for use in its operations. Any decision by the Board of Directors of the Company to pay cash dividends in the future will depend upon, among other factors, the Company's earnings, financial condition and capital requirements.

 At a  meeting on  March 22,  2001,  the Board  of Directors  authorized  the repurchase of up to 1,000,000 shares, or approximately 10.3%. of the Company's outstanding Common Stock, dependent on market conditions. Under the authorization, purchases of Common Stock may be made on the open market or through privately negotiated transactions at such times and prices as are determined jointly by the Chairman of the Board and the President of the Company. The Board authorized the repurchase program based on its belief that the Company's stock is undervalued in light of the Company's future prospects and that it would be in the best interest of the Company and its shareholders to repurchase some of its outstanding shares. As of March 30, 2001, the Company had not repurchased any of its outstanding Common Stock

 ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA.

 The selected consolidated financial data below should be read in conjunction with the consolidated financial statements of the Company and notes thereto and "Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations." The selected consolidated financial information for the five years ended December 31, 2000, is derived from the consolidated financial statements of the Company, of which the Statements for year 1996 were audited by Arthur Andersen LLP, independent public accountants, and the Statements for years 1997 through 2000 have been audited by Ernst & Young LLP, independent public accountants.

                                                Years ended December 31,
 (Dollars and numbers of shares in    ------------------------------------------
 thousands except per share amounts)  1996     1997     1998     1999     2000
 -------------------------------------------------------------------------------
 OPERATIONS STATEMENT INFORMATION:
 Net sales                          $21,286  $23,559  $23,625  $28,128  $23,103
 Costs and expenses:
   Cost of sales                     10,327    9,530   10,870   13,640   12,782
   Selling, general and
     administrative                  10,771   10,814   10,254   10,346   10,162
   Research and development           3,762    3,006    2,589    2,434    2,979
   Research and development,
     Aliminase[TM] clinical
     trial expenses                   2,165        -        -    2,866      623
   Charges related to ACI and
     Aloe & Herbs                         -        -    1,750        -        -
   Charges related to Oregon
     Freeze Dry, Inc.                     -        -        -    1,042      223
   Interest income, net                (304)     (37)    (233)    (105)     (80)
   Other income                           -        -        -      (62)    (110)
                                     ------   ------   ------   ------   ------
 Income (loss) before income taxes   (5,435)     246   (1,605)  (2,033)  (3,476)
     Provision for income taxes          88       20       10       -         -
                                     ------   ------   ------   ------   ------
 Net income (loss)                   (5,523)     226   (1,615)  (2,033)  (3,476)
 Dividends and income attributed
   to preferred shareholders         (1,023)     (70)        -       -        -
                                     ------   ------   ------   ------   ------
 Net income (loss) available to
   common shareholders              $(6,546) $   156  $(1,615) $(2,033) $(3,476)
                                     ======   ======   ======   ======   ======
 Net income (loss) per common
   share - basic and diluted(1)     $ (0.74) $  0.02  $ (0.17) $ (0.22) $ (0.36)
                                     ======   ======   ======   ======   ======
 Weighted average shares used in
   per share computations             8,798    8,953    9,320    9,376    9,545


 BALANCE SHEET INFORMATION
  (as of December 31):

 Working capital                    $13,910  $ 9,484  $ 9,716  $ 7,911  $ 6,275
 Total assets                        31,202   25,796   24,247   23,493   20,702
 Total shareholders' investment     $27,757  $22,826  $21,363  $19,504  $16,440

 (1)  For a description of the calculation of  basic and  diluted net  income
      (loss) per share,  see  Note  Twelve  to  the  consolidated   financial
      statements.

 ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

 Background

 The Company  is  a  research-based biopharmaceutical,  medical  device,  raw materials and nutraceutical company engaged in the development, manufacturing and marketing of naturally-derived complex carbohydrates and other natural product therapeutics for the treatment of major illnesses, the dressing and management of wounds and nutritional supplements. The Company is comprised of two business segments. See Note Thirteen to the consolidated financial statements for financial information about these business segments. The Company sells prescription and nonprescription human and veterinary products through its Medical Services Division and consumer and bulk raw material products through its consumer products subsidiary, Caraloe, Inc. The Company's research and product portfolio are based primarily on complex carbohydrates isolated from the Aloe vera L. plant.

 Liquidity and Capital Resources

 At December 31, 2000 and 1999, the Company held cash and cash equivalents of $3,200,000 and $2,453,000, respectively, an increase of $747,000. Net cash provided by operating activities in 2000 was $217,000, as compared to cash used in operating activities in 1999 of $889,000. The Company received the first $875,000 installment under its licensing agreement with Medline in the fourth quarter of 2000. See Part I for discussions regarding agreements with Medline. Significant cash outflows during 2000 included investments in property and equipment of $445,000 and expenses related to the Aliminase[TM] clinical trial of $623,000. Customers with significant accounts receivable balances at the end of 2000 included Mannatech, Inc. ($665,500), Allegiance Health Care ($191,000), Owens & Minor ($202,000) and Medline Industries ($124,000), and of these amounts, $1,145,000 has been collected as of March 8, 2001.

 As of December 31, 2000, the Company had no material capital commitments other than its leases and agreements with suppliers. In March 1998, the Company, with four other investors, formed Aloe and Herbs International Inc., a Panamanian corporation, with the sole intent of acquiring a 5,000-acre tract of land in Costa Rica to be used for the production of Aloe vera
 L. leaves to be sold to the Company at competitive, local market rates. This would allow the Company to save approximately 50% on the per-kilogram cost of leaves as compared to the cost of importing leaves from other Central and South American countries. Aloe & Herbs subsequently formed a wholly-owned subsidiary, Rancho Aloe (C.R.), S.A., a Costa Rica corporation, which acquired the land in April 1998. The Company provided a cash advance of $187,000, which is evidenced by a note receivable, due in installments, with payments being made monthly based upon farm production.

 The Company also advanced $300,000 to Aloe & Herbs in November 1998 for the acquisition of an irrigation system to improve production on the farm and allow harvesting of leaves year-round. The Company was also granted a five-year warrant to purchase 300,000 shares of common stock of Aloe & Herbs. In the fourth quarter of 1998, the Company fully reserved all amounts owed to it by Aloe & Herbs, in the total amount of $487,000, due to the start-up nature of the business. In 2000, the Company received payments totaling $27,000 from Aloe & Herbs against the amount due. The first shipment of leaves from Rancho Aloe to the Company was made in March 1999 and the Company purchased a total of $417,000 of Aloe vera L. leaves from Rancho Aloe 2000. The Company's interest in Aloe & Herbs at December 31, 2000 is approximately 31%.

 In November 1997, the Company entered into an agreement with Comerica Bank-Texas for a $3,000,000 line of credit, secured by accounts receivable and inventory. This credit facility had an outstanding balance of $763,000 at December 31, 2000 to fund operating needs.

 In February 1995, the Company entered into a supply agreement with Oregon Freeze Dry, Inc. ("OFD"), its supplier of freeze-dried products. The agreement contained a minimum purchase commitment of $2,500,000. The agreement expired in August 2000. The Company established a reserve of $1,042,000 in 1999 and increased the reserve by $223,000 in the second quarter of 2000 to cover its liability to OFD under the agreement. The Company is currently negotiating with OFD regarding purchase arrangements beyond the term of the agreement, but no agreement has been finalized as of March 31, 2001.

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

 The Board of Directors recently authorized the Company to repurchase up to one million shares of its outstanding Common Stock. See "Market for
 Registrant's Common Equity and Related Stockholder Matters" above. The Company believes it has the financial resources necessary to repurchase shares from time to time pursuant to the Board's repurchase authorization.

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


 Fiscal 2000 Compared to Fiscal 1999

 Net sales were  $23,103,000 in  2000, compared  with  $28,128,000  in  1999.
 Sales of Manapol[R] by Caraloe in the form of raw materials and consumer nutritional products, decreased 14.7%, from $12,739,000 in 1999 to $10,862,000 in 2000. Total sales of the Company's wound and skin care products in 2000 were $12,241,000 as compared to $15,389,000 in 1999, primarily due to a significant reduction in pricing to maintain market competitiveness. While wound care sales declined 21.9% versus the prior year, unit volumes declined only 5%.

 The Company's wound and skin care products are marketed domestically to hospitals, nursing homes, home health care agencies and acute care providers. This market has continued to be very competitive and price sensitive as a result of pressures to control health care costs and has become increasingly commodity oriented. In addition, the market is heavily influenced by government reimbursement programs. The home health care segment of the market again experienced significant turmoil in 2000 as many of the Company's customers either went out of business or purchased commodity products. This had a negative impact on the Company's wound care sales to that segment. Nursing homes were also impacted by government regulations in 1999, as government-mandated reimbursement changes due to go into effect in January 1999 were postponed until late year 2000. Many nursing home facilities and the dealers who supply them postponed buying decisions and liquidated inventory in anticipation of the regulations taking effect. In response to these market trends, the Company pursued a strategy to move its wound care line of products toward value-added specialty products which focus more on product performance rather than price alone, such as the Radia[TM] line of products for the management of the side effects of cancer therapy.

 The Company also sells its wound care products to international distributors, primarily in Italy, Australia, Singapore, Mexico and Argentina, with lesser sales to a number of Central and South American countries. Total international sales in 2000 were $1,343,000 as compared to $1,423,000 in 1999. Included in the 2000 amount were sales of $539,000 of wound care products, which was a decrease of $621,000 from 1999.

 Sales of the Company's oral technology products decreased from $374,000 in 1999 to $68,000 in 2000 because of significantly lower sales of the product to an international customer. Included in this line are products for the management of oral mucositis/stomatitis and oral lesions and ulcers. Sales of the Company's veterinary products increased from $47,000 in 1999 to $130,000 in 2000. These products were marketed on behalf of the Company in 2000 by Farnam Companies, Inc., a leading marketer of veterinary products.

 Of the 2000 total Manapol[R] sales, $9,470,000 was related to the sale of bulk Manapol[R] powder. Caraloe currently sells bulk Manapol[R] powder to one major customer under a three-year, non-exclusive supply and licensing agreement. The current agreement, expires in August 2002. Sales to this customer decreased from $11,422,000 in 1999 to $8,794,000 in 2000.
 Subsequent to December 31, 2000, the Company has agreed to a modification in the contract requirements that reduced minimum purchase requirements by this customer.

 In July 1999, Caraloe launched its new AloeCeuticals[R] line of immune-enhancing dietary supplements containing Manapol[R], which are available in liquid, capsule and tablet forms. These products will be sold directly to health and nutrition stores or through broker/distributors. They will also be sold through the Company's Internet sites. Sales of these products in 1999 and 2000 totaled $131,000 and $446,000, respectively.

 Caraloe also continued to develop its contract manufacturing business during 2000. In September 1998, Caraloe began to manufacture products on a contract manufacturing basis for a direct sales company selling skin care products through licensed professionals. Products manufactured include gels and creams utilizing formulas developed by this customer. In September 1999, Caraloe began to produce nutritional beverages for a direct sales company selling nutritional products through a multi-level sales organization. Total contract manufacturing sales in 2000 under the agreements with these customers were $779,000 compared with $292,000 in 1999.

 Cost of sales decreased from $13,640,000 in 1999 to $12,782,000 in 2000, or 6.3%. As a percentage of sales, cost of sales increased from 48.5% to 55.3%. The increase in the cost of goods sold percentage was largely attributable to lower sales as a result of product mix and downward pricing pressures.

 Selling, general and administrative expenses ("SG&A") decreased to $10,162,000 from $10,364,000, or 1.9%. Partially offsetting the decrease was an increase in the selling and marketing expenses for Caraloe products of $296,000. This increase primarily represented the costs for increased advertising and marketing support of the AloeCeuticals[R] brand of
 Manapol[R] immune enhancing products. The decrease in SG&A costs as compared to 1999 is partially attributable to lower costs associated with the provisions of the contract with Medline Industries, whereby the wound and skin care sales force was transferred to Medline effective December 1, 2000. Additionally, distribution costs were lower by $115,000 in 2000 compared to 1999. This was due to slightly lower volumes and improved freight rates.

 Research and development ("R&D") expenses decreased to $3,602,000 in 2000 from $5,300,000 in 1999, or 32.0%. This decrease was primarily the result of a reduction of $2,243,000 in expenditures for the unsuccessful Aliminase[TM] clinical trial offset by an increase in basic research costs of approximately $550,000. The Company continued its efforts in basic research during 2000, including work on a new and unique complex carbohydrate (CR1013) which has potential near-term utility in the area of drug delivery. Also included in the total R&D activities during 2000 were various small clinical trials designed to collect data in support of the Company's products.

 In the fourth quarter of 1999, the Company determined that it could no longer satisfy the minimum purchase requirements of its agreement with Oregon Freeze Dry, Inc. and thus established a reserve of $1,042,000 to cover its estimated liability to OFD. The Company increased the reserve by $223,000 in the second quarter of 2000.

 Net interest income of $80,000 was realized in 2000, versus $105,000 in 1999, with the variance primarily due to higher amounts drawn on the line of credit.

 Royalty income of $208,000 related to the licensing agreement with Medline is included in other income for 2000.

 There was no provision for income taxes in 2000. A tax benefit was not recognized in 2000 due to the Company's recording an offsetting deferred tax asset valuation allowance. The Company has provided a valuation allowance against all deferred tax asset balances at December 31, 2000 and 1999 due to uncertainty regarding realization of the asset.

 The Company's net loss for 2000 was $3,476,000, versus a net loss of $2,033,000 for 1999. The loss in 2000 is primarily attributable to lower selling prices for wound care products and lower volumes of Manapol[R] sales. The 1999 loss was due to the $2,866,000 in costs related to the Aliminase[TM] Clinical Trial and the $1,042,000 reserve for the OFD contract. The net loss per share was $.36 in 2000, compared to a net loss per share of $.22 in 1999.


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

 Of the 1999 total Manapol[R] sales, $11,982,000 was related to the sale of bulk Manapol[R] powder. Caraloe currently sells bulk Manapol[R] powder to a major customer under a three-year, non-exclusive supply and licensing agreement. The current agreement, which expires in August 2002. Sales to this customer increased from $5,508,000 in 1998 to $11,422,000 in 1999.

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

 Selling, general and administrative expenses increased to $10,346,000 from $10,254,000, or .9%. Selling expenses related to wound care sales in 1999 were trimmed by $354,000 from the 1998 level as the Company reduced expenditures in response to changing market conditions. Partially offsetting the decrease was an increase of $297,000 in the selling and marketing expenses for Caraloe products. This increase primarily represented the costs for the development of marketing materials supporting the launch of the AloeCeuticals[R] brand of Manapol[R] immune enhancing products.

 Research and development expenses increased to $5,300,000 from $2,589,000, or 104.7%. This increase was primarily the result of the expenditure of $2,866,000 for the unsuccessful Aliminase[TM] clinical trial. The Company continued its efforts in basic research during 1999 and also included in the total R&D activities during 1999 were various small clinical trials designed to collect data in support of the Company's products.

 In the fourth quarter of 1999, the Company determined that it could no longer satisfy the minimum purchase requirements of its agreement with Oregon Freeze Dry, Inc. and thus established a reserve of $1,042,000 to cover its estimated liability to OFD.

 In 1998, the Company established a reserve of $1,250,000 against its investment in and notes and accounts receivable from Aloe Commodities
 International, Inc. ("ACI"). In December 1999, ACI transferred to the Company 700,000 shares of Aloe & Herbs common stock, previously pledged by ACI to secure one of its notes to the Company, in satisfaction of the balance of $695,000 of principal and interest owed on that note. In 2000, ACI transferred 200,000 shares in Aloe & Herbs to the Company's complete satisfaction of another note. In 1998, the Company also established a reserve of $500,000 against its loans to Aloe & Herbs. During 1999, the Company received $18,000 in repayment of these loans and established a repayment program with Aloe & Herbs for the repayment of the entire debt. See Note Six to the consolidated financial statements for additional discussion of the ACI and Aloe & Herbs transactions.

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

 Forward Looking Statements

 All statements other than statements of historical fact contained in this report, including but not limited to statements in this Management's Discussion and Analysis of Financial Condition and Results of Operations
 (and similar statements contained in the Notes to Consolidated Financial Statements) concerning the Company's financial position, liquidity, capital resources and results of operations, its prospects for the future and other matters, are forward-looking statements. Forward-looking statements in this report generally include or are accompanied by words such as "anticipate", "believe", "estimate", "expect", "intend", "will", "would", "should" or words of similar import. Such forward-looking statements include, but are not limited to, statements regarding the ability of local suppliers of Aloe vera L. leaves in Costa Rica to supply the Company's need for leaves at a lower cost and with a greater certainty of supply; the condition, capacity and adequacy of the Company's manufacturing and laboratory facilities and equipment; the adequacy of the protection that the Company's patents provide to the conduct of its business operations; the adequacy of the Company's protection of its trade secrets and unpatented proprietary know-how; the Company's belief that the claims of the Plaintiff identified under Item 3 of
 Part I of this report are without merit; the adequacy of the Company's cash resources and cash flow from operations to finance its current operations; and the Company's intention, plan or ability to repurchase shares of its outstanding common stock, to initiate, continue or complete clinical and other research programs, to obtain financing when it is needed, to fund its operations from revenue and other available cash resources, to enter into licensing agreements, to develop and market new products and increase sales of existing products, to obtain government approval to market new products, to file additional patent applications, to rely on trade secrets, unpatented proprietary know-how and technological innovation, to reach satisfactory resolutions of its disputes with third parties, to reach a satisfactory agreement with its supplier of freeze-dried products, to acquire sufficient quantities of Aloe vera L. leaves from local suppliers at significant savings, to collect the amounts owed to it by its distributors, customers and other third parties, and to use its tax loss carryforwards before they expire, as well as various other matters.

 Although the Company believes that the expectations reflected in its forward-looking statements are reasonable, no assurance can be given that such expectations will prove correct. Factors that could cause the Company's results to differ materially from the results discussed in such forward-looking statements include but are not limited to the possibilities that the Company may be unable to obtain the funds needed to carry out large scale clinical trials and other research and development projects, that the results of the Company's clinical trials may not be sufficiently positive to warrant continued development and marketing of the products tested, that new products may not receive required approvals by the appropriate government agencies or may not meet with adequate customer acceptance, that the Company may not be able to obtain financing when needed, that the Company may not be able to obtain appropriate licensing agreements for products that it wishes to market or products that it needs assistance in developing, that the Company's efforts to improve its sales and reduce its costs may not be sufficient to enable it to fund its operating costs from revenues and available cash resources, that one or more of the customers that the Company expects to purchase significant quantities of products from the Company or Caraloe may fail to do so, that competitive pressures may require the Company to lower the prices of or increase the discounts on its products, that the Company's sales of products it is contractually obligated to purchase from suppliers may not be sufficient to enable and justify its fulfillment of those contractual purchase obligations, that other parties who owe the Company substantial amounts of money may be unable to pay what they owe the Company, that the Company's patents may not provide the Company with adequate protection, that the Company's manufacturing facilities may be inadequate to meet demand, that the Company's distributors may be unable to market the Company's products successfully, that the Company may not be able to resolve its disputes with third parties in a satisfactory manner, that the Company may be unable to reach a satisfactory agreement with its supplier of freeze-dried products or with other important suppliers, that the Company may not be able to use its tax loss carryforwards before they expire, that the Company may not have sufficient financial resources necessary to repurchase shares of its outstanding common stock, and that the Company may be unable to produce or obtain, or may have to pay excessive prices for, the raw materials or products it needs.

 All forward-looking statements in this report are expressly qualified in their entirety by the cautionary statements in the two immediately preceding paragraphs.

 ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

 Foreign Currency

 The Company's manufacturing operation in Costa Rica accounted for 52% of cost of sales for the year ended December 31, 2000. As a result, the Company's financial results could be significantly affected by factors such as changes in foreign currency exchange rates or economic conditions in Costa Rica. When the U.S. Dollar strengthens against the Costa Rica Colon, the cost of sales decreases. During 2000, the exchange rate from U.S. Dollars to Costa Rica Colones increased by 6% to 318 at December 31, 2000. The effect of an additional 10% strengthening in the value of the U.S. Dollar relative to the Costa Rica Colones would result in an increase of $333,000 in gross profit. The Company's sensitivity analysis of the effects of changes in foreign currency rates does not factor in a potential change in sales levels or local currency prices.

 Sales of products to foreign markets comprised 6% of sales for 2000. These sales are generally denominated in U.S. Dollars. The Company does not believe that changes in foreign currency exchange rates or weak economic conditions in foreign markets in which the Company distributes its products would have a significant effect on operating results. If sales to foreign markets increase in future periods, the effects could become significant.

 For quantitative and qualitative disclosures about market risk related to the supply of Aloe vera L. leaves, see "Business."


 ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

 The response to Item 8 is submitted as a separate section of this Form 10-K. See Item 14.


 ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

 There were no changes in or disagreements with the Company's independent public accountants on accounting matters or financial disclosure during 1999, 2000 or 2001 (to the date of filing of this report).

                                   PART III


 ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

 The information required by Item 10 of Form 10-K is hereby incorporated by reference from the information appearing under the captions "Election of Directors," "Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive Proxy Statement relating to its 2001 annual meeting of shareholders, which will be filed pursuant to Regulation 14A within 120 days after the Company's fiscal year ended December 31, 2000.


 ITEM 11.  EXECUTIVE COMPENSATION.

 The information required by Item 11 of Form 10-K is hereby incorporated by reference from the information appearing under the caption "Executive Compensation" in the Company's definitive Proxy Statement relating to its 2001 annual meeting of shareholders, which will be filed pursuant to Regulation 14A within 120 days after the Company's fiscal year ended December 31, 2000.


 ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

 The information required by Item 12 of Form 10-K is hereby incorporated by reference from the information appearing under the captions "Security Ownership of Management" and "Principal Shareholders" in the Company's definitive Proxy Statement relating to its 2001 annual meeting of shareholders, which will be filed pursuant to Regulation 14A within 120 days after the Company's fiscal year ended December 31, 2000.


 ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

 The information, if any, required by Item 13 of Form 10-K is hereby incorporated by reference from the information appearing under the caption "Certain Transactions", if any, in the Company's definitive Proxy Statement relating to its 2001 annual meeting of shareholders, which will be filed pursuant to Regulation 14A within 120 days after the Company's fiscal year ended December 31, 2000.

                                   PART IV


 ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

 (a)(1)    Financial Statements.

           Reference is made to the index on page F-1 for a list of all financial statements filed as a part of this Annual Report.

    (2)    Financial Statement Schedules.

           Reference is made to the index on page F-1 for a list of one financial statement schedule filed as a part of this Annual Report.

    (3)    Exhibits.

           Reference is made to the Index to Exhibits on pages E-1 through E-9 for a list of all exhibits to this report.

 (b)       Reports on Form 8-K.

           The Company filed no reports on Form 8-K during the last quarter of its fiscal year ended December 31, 2000.

                        CARRINGTON LABORATORIES, INC.
          INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES


 Consolidated Financial Statements of the Company:

      Consolidated Balance Sheets --
           December 31, 1999 and 2000                           F  -  2

      Consolidated Statements of Operations -- years ended
           December 31, 1998, 1999 and 2000                     F  -  3

      Consolidated Statements of Shareholders' Investment --
           years ended December 31, 1998, 1999 and 2000         F  -  4

      Consolidated Statements of Cash Flows -- years ended
           December 31, 1998, 1999 and 2000                     F  -  5

      Notes to Consolidated Financial Statements                F  -  6

      Financial Statement Schedule
           Valuation and Qualifying Accounts                    F  - 18

      Report of Ernst & Young LLP, Independent Public           F  - 19
      Accountants


 Consolidated Balance Sheets
 (Amounts in thousands, except share amounts)

                                                        December 31,
                                                     1999         2000
                                                    -------      -------
 ASSETS:
 Current Assets:
      Cash and cash equivalents                    $  2,453     $  3,200
      Accounts receivable, net of allowance
        for doubtful accounts of $304 and
        $98 in 1999 and 2000, respectively            3,690        2,181
      Inventories                                     5,184        4,723
      Prepaid expenses                                  573          183
                                                    -------      -------
 Total current assets                                11,900       10,287


 Property, plant and equipment, net                  10,985       10,322
 Other assets                                           608           93
                                                    -------      -------
 Total assets                                      $ 23,493     $ 20,702
                                                    =======      =======

 LIABILITIES AND SHAREHOLDERS' INVESTMENT
 Current Liabilities:
      Note payable                                 $    200     $    763
      Accounts payable                                1,871        1,764
      Accrued liabilities                             1,918        1,068
      Deferred revenue                                  -            417
                                                    -------      -------
 Total current liabilities                            3,989        4,012

 Deferred revenue, long-term                            -            250

 Commitments and contingencies

 SHAREHOLDERS' INVESTMENT:
 Common stock, $.01 par value, 30,000,000 shares
      authorized, 9,395,064 and 9,659,087 shares
      issued and outstanding at December 31,
      1999 and 2000, respectively                        94           97
 Capital in excess of par value                      51,910       52,319
 Deficit                                            (32,500)     (35,976)
                                                    -------      -------
 Total shareholders' investment                      19,504       16,440
                                                    -------      -------
 Total liabilities and shareholders' investment    $ 23,493     $ 20,702
                                                    =======      =======


 The accompanying notes are an integral part of these balance sheets.

                                    F-2

 Consolidated Statements of Operations
 (Amounts in thousands, except per share amounts)


                                                 Years Ended December 31,
                                              -------------------------------
                                               1998         1999        2000
                                              ------       ------      ------
 Net sales                                   $23,625      $28,128     $23,103
 Costs and expenses:
   Cost of sales                              10,870       13,640      12,782
   Selling, general and administrative        10,254       10,346      10,162
   Research and development                    2,589        2,434       2,979
   Research and development, Aliminase[TM]
      clinical trial expenses                      -        2,866         623
   Charges related to ACI and Aloe & Herbs     1,750            -           -
   Charges related to Oregon Freeze Dry, Inc.      -        1,042         223
   Interest income, net                         (233)        (105)        (80)
   Other income                                    -          (62)       (110)
                                              ------       ------      ------
 Loss before income taxes                     (1,605)      (2,033)     (3,476)
 Provision for income taxes                       10            -           -
                                              ------       ------      ------
 Net loss                                    $(1,615)     $(2,033)    $(3,476)
                                              ======       ======      ======

 Net loss per share - basic and diluted      $ (0.17)     $ (0.22)    $ (0.36)
                                              ======       ======      ======


 The accompanying notes are an integral part of these statements.

                                    F-3


 Consolidated Statements of Shareholders' Investment
 For the Years Ended December 31, 1998, 1999 and 2000
 (Amounts in thousands)



                                            Capital in               Total
                                            Excess of             Shareholders'
                              Common Stock  Par Value   Deficit    Investment
                              ------------  ---------   -------    ----------
                              Shares Amount
 ----------------------------------------------------------------------------
 Balance,
   January 1, 1998             9,306  $ 93   $51,585   $(28,852)     $22,826
 Issuance of common stock for
   employee stock purchase
   plan                           44     1       151          -          152
 Issuance of common stock for
   stock option plan               -     -         -          -            -
 Net loss                          -     -         -     (1,615)      (1,615)
 ----------------------------------------------------------------------------
 Balance,
   December 31, 1998           9,350    94    51,736    (30,467)      21,363
 Issuance of common stock for
   employee stock purchase
   plan                           35     -       149          -          149
 Issuance of common stock for
   stock option plan              10     -        25          -           25
 Net loss                          -     -         -     (2,033)      (2,033)
 ----------------------------------------------------------------------------
 Balance,
   December 31, 1999           9,395    94    51,910    (32,500)      19,504
 Issuance of common stock for
   employee stock purchase
   plan                          170     2       173          -          175
 Issuance of common stock for
   stock option plan              94     1       236          -          237
 Net loss                          -     -         -     (3,476)      (3,476)
 ----------------------------------------------------------------------------
 Balance,
   December 31, 2000           9,659  $ 97   $52,319   $(35,976)     $16,440
                               =====   ===    ======    =======       ======



 The accompanying notes are an integral part of these statements.

                                    F-4

 Consolidated Statements of Cash Flows
 (Amounts in thousands)
                                                    Years Ended December 31,
                                                   ---------------------------
                                                    1998       1999      2000
                                                   ------     ------    ------
 Cash flows provided by (used in)
  operating activities:
   Net loss                                       $(1,615)   $(2,033)  $(3,476)
   Adjustments to reconcile loss
        to net cash provided by (used in)
        operating activities:
      Depreciation and amortization                 1,043      1,028     1,043
      Loss on disposal of assets                        -          -        65
      Charge related to ACI investment                600          -         -
      Charge related to Oregon Freeze Dry, Inc.         -      1,042       223
      Provision for inventory obsolescence             53          -       316
   Changes in operating assets and liabilities:
      Accounts receivable, net                        129       (729)    1,508
      Inventories                                     (19)      (215)      294
      Prepaid expenses                               (411)      (177)      390
      Other assets                                  1,340        (11)      515
      Accounts payable and accrued liabilities        (55)       206    (1,328)
      Deferred revenue                                  -          -       667
                                                   ------     ------    ------
   Net cash provided by (used in)
     operating activities                           1,065       (889)      217
 Cash flows used in investing activities:
   Purchases of property, plant and equipment      (1,278)      (963)     (445)
                                                   ------     ------    ------
      Net cash used in investing activities        (1,278)      (963)     (445)
 Cash flows provided by financing activities:
   Issuances of common stock                          152        174       412
   Retirement of preferred stock                        -          -         -
   Proceeds of short-term debt                          -        200       563
   Principal payments of capital lease
      obligations                                     (31)         -         -
                                                   ------     ------    ------
      Net cash provided by financing
        activities                                    121        374       975
                                                   ------     ------    ------
 Net increase (decrease) in cash and cash
   equivalents                                        (92)    (1,478)      747
 Cash and cash equivalents at beginning of year     4,023      3,931     2,453
                                                   ------     ------    ------
 Cash and cash equivalents at end of year         $ 3,931    $ 2,453   $ 3,200
                                                   ======     ======    ======
 Supplemental Disclosure of Cash Flow
   Information
   Cash paid during the year for interest         $     3    $     7   $    40
   Cash paid during the year for income taxes          44          -         -


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

 The Company's Medical Services Division offers a comprehensive line of human wound management products to hospitals, nursing homes, alternative care facilities and the home health care market and also offers vaccines and wound and skin care products to the veterinary market. Sales are primarily in the United States through a network of distributors (see Medline Agreement below).

 Caraloe, Inc., a subsidiary, markets or licenses consumer products and bulk raw material products. Principal sales of Caraloe, Inc., are bulk raw material products which are sold to United States manufacturers who include the high quality extracts from Aloe vera L. in their finished products.

 The Company's products are produced at its plants in Irving, Texas and Costa Rica. A portion of the Aloe vera L. leaves used for manufacturing the Company's products are grown on a Company-owned farm in Costa Rica. The remaining leaves are purchased from producers in Costa Rica, Mexico, Venezuela and Central America.

 The Company and Medline Industries, Inc. ("Medline") entered into a Distributor and License Agreement dated November 3, 2000, under which the Company granted to Medline the exclusive right, subject to certain limited exceptions, to distribute all of the Company's wound and skin care products (the "Products") in the United States, Canada, Puerto Rico and the Virgin Islands for a term of five years beginning December 1, 2000. The agreement provides that Carrington will continue to manufacture its existing line of Products and sell them to Medline at the specified prices. The prices, which are generally firm for the first two years of the contract term, are thereafter subject to adjustment not more than once each year to reflect increases in manufacturing cost.

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


 NOTE TWO. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 PRINCIPLES OF CONSOLIDATION. The consolidated financial statements include the accounts of Carrington Laboratories, Inc., and its subsidiaries, all of which are wholly owned. All intercompany accounts and transactions have been eliminated in consolidation.

 CASH EQUIVALENTS. The Company's policy is that all highly liquid investments purchased with a maturity of three months or less at date of acquisition are considered to be cash equivalents unless otherwise restricted.

 INVENTORY. Inventories are recorded at the lower of cost (first-in, first-out) or market.

 PROPERTY, PLANT AND EQUIPMENT. Property, plant and equipment are recorded at cost less accumulated depreciation. Land improvements, buildings and improvements, furniture and fixtures and machinery and equipment are depreciated on the straight-line method over their estimated useful lives. Leasehold improvements and equipment under capital leases are amortized over the terms of the respective leases.

 LONG-LIVED ASSETS. The Company regularly reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be recoverable. Recoverability is based on whether the carrying amount of the asset exceeds the current and anticipated undiscounted cash flows related to the asset.

 TRANSLATION OF FOREIGN CURRENCIES. The functional currency for international operations (primarily Costa Rica) is the U.S. Dollar. Accordingly, such foreign entities translate monetary assets and liabilities at year-end exchange rates, while non-monetary items are translated at historical rates. Revenue and expense accounts are translated at the average rates in effect during the year, except for depreciation and amortization, which are translated at historical rates. Translation adjustments and transaction gains or losses are recognized in the consolidated statement of operations in the year of occurrence.

 REVENUE RECOGNITION. The Company recognizes revenue when title to the goods transfers and collectibility is reasonably assured. For the majority of the Company's sales, this occurs at the time of shipment. The Company has rebate arrangements with certain distributors. These rebates are estimated and recorded at the time of sale.

 DEFERRED REVENUE. Deferred revenue is related to the licensing and royalty agreement with Medline Industries. Royalties and licensing fees are amortized on a straight-line basis with amounts received in excess of amounts amortized reflected in the financial statements as deferred revenue.

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

 RESEARCH AND DEVELOPMENT. Research and development costs are expensed as incurred. Certain laboratory and test equipment determined to have alternative future uses in other research and development activities has been capitalized and is depreciated as research and development expense over the life of the equipment.

 ADVERTISING.   Advertising  expense  is  charged  to  operations in the year
 in which  such  costs  are  incurred.   Advertising  expense  has  not  been
 significant for 1998, 1999 or 2000.

 STOCK-BASED COMPENSATION. The Company has elected to follow APB Opinion No. 25, "Accounting for Stock Issued to Employees", in the primary financial statements and to provide supplementary disclosures required by FASB
 Statement No.  123,  "Accounting  for Stock-Based  Compensation"  (see  Note
 Eight).

 NET INCOME (LOSS) PER SHARE. Basic net income (loss) per share is based on the weighted average number of shares of common stock outstanding during the year and excludes any dilutive effects of options, warrants and convertible securities. Diluted net income (loss) per share includes the effects of options, warrants and convertible securities unless the effect is antidilutive.

 USE OF ESTIMATES. The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

 NOTE THREE.    INVENTORIES

 The following summarizes the components of inventory at December 31, 1999 and 2000, in thousands:

                                                  1999        2000
 ------------------------------------------------------------------
 Raw materials and supplies                      $2,011       1,768
 Work-in-process                                    673         878
 Finished goods                                   2,500       2,077
 ------------------------------------------------------------------
 Total                                           $5,184      $4,723
 ------------------------------------------------------------------

 The inventory balances  are net  of $430,000  and $441,000  of reserves  for
 obsolete  and  slow  moving  inventory  at  December  31,  1999   and  2000,
 respectively.


 NOTE FOUR.     PROPERTY, PLANT AND EQUIPMENT

 Property, plant and equipment consisted of the following at December 31, 1999 and 2000, in thousands:

                                                      Estimated
                                  1999       2000     Useful Lives
 ------------------------------------------------------------------
 Land and improvements          $ 1,389     $1,389
 Buildings and improvements       8,692      8,889    7 to 25 years
 Furniture and fixtures             873        589    4 to 8 years
 Machinery and equipment          9,505      6,982    3 to 10 years
 Leasehold improvements             349        214    1 to 3 years
 Equipment under capital leases     150        114    4 years
 ------------------------------------------------------------------
 Total                           20,958     18,177
 Less accumulated depreciation
   and amortization               9,973      7,855
 ------------------------------------------------------------------
 Property, plant and
   equipment, net               $10,985    $10,322
                                 ======     ======

 The Company's net investment in property, plant and equipment in Costa Rica at December 31, 1999 and 2000 was $4,518,000 and $4,251,000, respectively.

 NOTE FIVE.     ACCRUED LIABILITIES

 The following summarizes significant components of accrued liabilities at December 31, 1999 and 2000, in thousands:

                                               1999           2000
 ------------------------------------------------------------------
 Accrued payroll                              $  231         $  440
 Accrued sales commissions                        36             16
 Accrued taxes                                   200            249
 Oregon Freeze Dry Reserve (see Note Nine)       698              -
 Other                                           753            363
 ------------------------------------------------------------------
 Total                                        $1,918         $1,068
 ------------------------------------------------------------------

 NOTE SIX. CHARGES RELATED TO ACI AND ALOE & HERBS

 The Company had reserved approximately $0.1 million at December 31, 1997 to cover potential exposures on approximately $1.1 million of investment in and notes and accounts receivable from ACI. In 1998, the Company increased the reserves against its investment and notes and accounts receivable balances related to Aloe Commodities International, Inc., ("ACI") by approximately $1.2 million to fully reserve all amounts related to ACI. During 1999, ACI paid $40,000 on its obligations to the Company. Additionally, in 1999, ACI assigned 700,000 shares in Aloe & Herbs in repayment of $695,000 of principal and interest on its obligations to the Company. In 2000, ACI assigned an additional 200,000 shares in Aloe & Herbs in repayment of the remaining $200,000 obligation to the Company.

 Beginning in 1998, the Company invested a total of approximately $0.5 million in Aloe & Herbs International Inc., a Panamanian corporation, and its subsidiary Rancho Aloe (collectively "Aloe & Herbs"), an aloe farm close to the Company's existing farm in Costa Rica. The Company obtained a 19.3% equity interest in Aloe & Herbs in return for agreeing to provide farming expertise, working capital and Aloe vera L. plants. The Company's ownership interest in Aloe & Herbs was increased to approximately 31% through the assignment of shares by ACI. The Company accounts for its investment in the Common Stock of Aloe & Herbs under the equity method, however, as of December 31, 2000 Aloe & Herbs had not generated net income, and thus the investment is carried at zero.

 Aloe & Herbs faced substantial capital requirements during 1999 and 2000 for debt payments, ongoing investments in aloe plants and other general start-up costs. Consequently, in 1998 the Company fully reserved the $0.5 million in notes and accounts receivable due from Aloe & Herbs due to the risk and uncertainty of Aloe & Herbs' ability to repay the amounts due the Company. Aloe & Herbs successfully met the third party debt obligations that it owed in 1999, and is currently seeking to refinance its remaining third party debt obligation. The Company received repayments of $18,000 and $27,000 during 1999 and 2000, respectively, recorded as other income, for amounts due from Rancho Aloe and has established a repayment program with Aloe & Herbs for the repayment of the entire debt.

 NOTE SEVEN.    LINE OF CREDIT

 The Company has an agreement with a bank for a $3 million line of credit, collateralized by accounts receivable and inventory. This credit facility is available for operating needs. The interest rate is equal to the bank's prime rate (9.5% at December 31, 2000). As of December 31, 2000 there was $763,000 outstanding on the credit line. There was $200,000 drawn on the line of credit at December 31, 1999.


 NOTE EIGHT.    COMMON STOCK

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

 EMPLOYEE STOCK PURCHASE PLAN The Company has an Employee Stock Purchase Plan under which employees may purchase common stock at a price equal to the lesser of 85% of the market price of the Company's common stock on the last business day preceding the enrollment date (defined as January 1, April 1, July 1 or October 1 of any plan year) or 85% of the market price on the last business day of each month. A maximum of 500,000 shares of common stock was reserved for purchase under this Plan. As of December 31, 2000, a total of 344,000 shares had been purchased by employees at prices ranging from $0.85 to $29.54 per share.

 STOCK OPTIONS The Company has an incentive stock option plan which was approved by the shareholders in 1995 under which incentive stock options and nonqualified stock options may be granted to employees, consultants and non-employee directors. Options are granted at a price no less than the market value of the shares on the date of the grant, except for incentive options to employees who own more than 10% of the total voting power of the Company's common stock, which must be granted at a price no less than 110% of the market value. Employee options are normally granted for terms of 10 years. Options granted prior to December 1998 normally vested at the rate of 25% per year beginning on the first anniversary of the grant date. Options granted in or subsequent to December 1998 normally vest at the rate of 33-1/3% per year beginning on the first anniversary of the grant date, but certain options granted in December 1998 and 1999 were 25%, 50% or 100% vested on the grant date, with the remainder of each option vesting in equal installments on the first, second and third anniversaries of the grant date. Options to non-employee directors have terms of four years and are 100% vested on the grant date. The Company has reserved 1,500,000 shares of common stock for issuance under this plan. As of December 31, 2000, options to purchase 195,000 shares were available for future grants under the plan.

 The following summarizes stock option activity for each of the three years ended December 31, 1998, 1999 and 2000 (shares in thousands):

                                                            Weighted
                                                            Average
                                                            Exercise
                                 Shares   Price Per Share   Price
 -------------------------------------------------------------------
 Balance, January 1, 1998          959   $ 5.31 to $47.75     $15.19
    Granted                        678   $ 2.50 to $13.13     $ 3.26
    Lapsed or canceled            (249)  $ 4.63 to $35.25     $11.02
 -------------------------------------------------------------------
 Balance, December 31, 1998      1,388   $ 2.50 to $28.75     $ 4.58
    Granted                        345   $ 2.06 to $ 3.63     $ 2.41
    Lapsed or canceled            (316)  $ 2.50 to $27.00     $ 4.71
    Exercised                      (10)  $ 2.50 to $ 2.50     $ 2.50
 -------------------------------------------------------------------
 Balance, December 31, 1999      1,407   $ 2.06 to $28.75     $ 4.05
    Granted                        263   $ 1.31 to $ 2.03      $1.35
    Lapsed or canceled            (333)  $ 2.06 to $28.75      $3.35
    Exercised                      (94)  $ 2.50 to $ 4.81      $2.58
 -------------------------------------------------------------------
 Balance, December 31, 2000      1,243   $ 1.31 to $28.75      $3.78
 -------------------------------------------------------------------
 Options exercisable at
    December 31, 1998             417    $ 2.50 to $28.75     $ 5.71
 -------------------------------------------------------------------
 Options exercisable at
    December 31, 1999             553    $ 2.50 to $28.75     $ 4.68
 -------------------------------------------------------------------
 Options exercisable at
    December 31, 2000             605    $ 2.03 to $28.75     $ 4.86
 -------------------------------------------------------------------


 The following table summarizes information about stock options outstanding at December 31, 2000:


                         Options Outstanding        Options Exercisable
                    ------------------------------  -------------------
                             Weighted
                             Average      Weighted            Weighted
                             Remaining    Average             Average
     Range of                Contractual  Exercise            Exercise
  Exercise Prices   Shares   Life         Price     Shares    Price
  ---------------------------------------------------------------------

  $1.31   $ 5.25    1,102    7.13 years   $3.13       487       $3.78
   6.00    28.75      141    5.64          8.85       118        9.29
  --------------    -----    ----------   -----       ---       -----
  $1.31   $28.75    1,243    6.96 years   $3.78       605       $4.86
  ==============    =====    ==========   =====       ===       =====


 The Company accounts for employee stock-based compensation under APB Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost been determined based on the fair value of options at their grant dates consistent with the method of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), the Company's net loss and diluted net loss available to common shareholders per share would have been the following pro forma amounts:

 -------------------------------------------------------------------
                                        1998       1999       2000
 -------------------------------------------------------------------
 Net loss (in thousands):
      As reported                     $(1,615)   $(2,033)   $(3,476)
      Pro forma                        (2,670)    (3,485)    (4,650)

 Diluted net loss available to
   common shareholders per share:
      As reported                     $ (0.17)   $ (0.22)   $ (0.36)
      Pro forma                         (0.29)     (0.37)     (0.49)
 -------------------------------------------------------------------

 Because the SFAS 123 method of accounting has not been applied to options granted prior to January 1, 1995, the pro forma compensation cost may not be representative of the pro forma cost to be expected in future years.

 The fair value of each option granted was estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants to employees in 1998, 1999, and 2000, respectively: risk-free interest rates of 5.38%, 6.00% and 5.99%, expected volatility of 79.3%, 74.0% and 89.3% and expected lives of 2.4, 2.9 and 3.0 years. The Company used the following weighted-average assumptions for grants to directors in 1998, 1999 and 2000: expected dividend yields of 0% and expected lives of 4.0 years. The weighted average fair values of options granted were $1.05, $0.64 and $1.37 in 1998, 1999, and 2000, respectively.

 STOCK WARRANTS From time to time, the Company has granted warrants to purchase common stock to the Company's research consultants and other
 persons rendering  services to  the Company.   The  exercise  price of  such
 warrants was normally the market price  or in excess of the market  price of
 the common stock  at date  of issuance.   The  following summarizes  warrant
 activity for each of the periods ending December 31, 1998, 1999, and 2000 (shares in thousands):
                                                         Weighted
                                                         Average
                             Shares  Price Per Share     Exercise
                                                           Price
 ----------------------------------------------------------------
 Balance, January 1, 1998       51   $ 9.75 to $20.13     $15.03
    Lapsed or canceled         (10)  $ 9.75               $ 9.75
 ----------------------------------------------------------------
 Balance, December 31, 1998     41   $13.00 to $20.13     $16.32
   Issued                       50   $ 3.50               $ 3.50
   Lapsed or canceled          (26)  $16.00 to $19.75     $16.87
 ----------------------------------------------------------------
 Balance, December 31, 1999     65   $ 3.50 to $20.13     $ 6.24
   Lapsed or canceled          (10)  $13.00               $13.00
 ----------------------------------------------------------------
 Balance, December 31, 2000     55   $ 3.50 to $20.13     $ 5.01
 ----------------------------------------------------------------
 Warrants exercisable at
   December 31, 2000            55   $ 3.50 to $20.13     $ 5.01
 ----------------------------------------------------------------

 Warrants outstanding at December 31, 2000 had a weighted average remaining contractual life of 3.8 years.

 COMMON STOCK RESERVED At December 31, 2000 the Company had reserved a total of 1,649,095 common shares for future issuance relating to the employee stock purchase plan, stock option plan and stock warrants disclosed above.

 NOTE NINE.     COMMITMENTS AND CONTINGENCIES

 The Company conducts a significant portion of its operations from an office/ warehouse/distribution facility and an office/laboratory facility under operating leases that expire in 2001. In addition, the Company leases certain office equipment under operating leases that expire over the next three years. The Company's commitments under noncancellable operating leases as of December 31, 2000 were as follows, in thousands:



 Years Ending December 31,
 -------------------------------------------------------------------
 2001                                                  $ 73
 2002                                                    63
 2003                                                    60
 -------------------------------------------------------------------
 Total minimum lease payments                          $196
 -------------------------------------------------------------------

 Total rental expense under operating leases was $451,000, $455,000 and $661,000 for the years ended December 31, 1998, 1999 and 2000, respectively. On January 22, 2001, the Company signed a lease that is effective June 15, 2001 for distribution, quality control, and research facilities that the Company will combine during 2001 in a single building. Rentals under this lease range from $20,800 to $54,000 per month. The lease period is ten years.

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

 In the fourth quarter of 1999, the Company determined that it could no longer satisfy the minimum purchase requirements of the agreement and thus the Company has established a reserve of $1,042,000 for estimated losses under this contract. Of this amount, $698,000 is recorded in accrued liabilities and $344,000 offsets the aforementioned prepayments in the 1999 Balance Sheet. In the second quarter of 2000, this reserve was increased by $223,000. The Company is currently negotiating with OFD to extend the production agreement.

 From time to time in the normal course of business, the Company is party to various matters involving claims or possible litigation. Management believes the ultimate resolution of these matters will not have a material adverse effect on the Company's financial position or results of operations.

 NOTE TEN. INCOME TAXES

 The tax effects of temporary differences that gave rise to deferred tax assets and deferred tax liabilities at December 31, 1999 and 2000 were as follows, in thousands:

                                             1999          2000
 ---------------------------------------------------------------

 Net operating loss carryforward           $14,090       $14,699
 Research and development
    and other credits                          748           661
 Property, plant and equipment                 307           282
 Patents                                       270           270
 Inventory                                     368           368
 Other, net                                    600           197
 Bad debt reserve                              549           467
 Royalty Income - Medline                        0         (227)
 ACI Stock Valuation                           204           204
 Oregon Freeze Dry reserve                     354            -
 Less - Valuation allowance                (17,286)      (16,921)
 ---------------------------------------------------------------
                                           $     0       $     0
                                            ======        ======

 The Company has provided a valuation allowance against the entire deferred tax asset at December 31, 1999 and 2000 due to the uncertainty as to the realization of the asset.

 The provisions for income taxes for the years ended December 31, 1998, 1999 and 2000 consisted of a $10,000 provision in 1998. The benefit which would be expected for losses incurred in each year was offset by increases in the valuation reserve.

 At December 31, 2000, the Company had net operating loss carryforwards of approximately $41.4 million for federal income tax purposes, which begin to expire in 2001, and research and development tax credit carryforwards of approximately $660,000, which begin to expire in 2001, all of which are available to offset federal income taxes due in future periods. A $6 million net operating loss carryforward expired during the year ended December 31, 2000. Additionally, $87,000 in research and development tax credits expired in 2000. The Company has approximately $28,000 in alternative minimum tax credits which do not expire.

 NOTE ELEVEN.   CONCENTRATIONS OF CREDIT RISK

 Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of trade accounts receivable. The Company's customers are not concentrated in any specific geographic region but are concentrated in the health care industry. Significant sales were made to three customers. McKesson HBOC/General Medical accounted for 11%, 5% and 6% and Owens & Minor accounted for 10%, 9% and 10% of the Company's net sales in 1998, 1999 and 2000, respectively. Sales to Mannatech, Inc., accounted for 23%, 41% and 38% of the Company's net sales in 1998, 1999 and 2000, respectively. Accounts receivable from Mannatech represented 30% of gross accounts receivable at December 31, 2000. The Company performs ongoing credit evaluations of its customers' financial condition and establishes an allowance for doubtful accounts based on factors surrounding the credit risk of specific customers and historical trends and other information.


 NOTE TWELVE.   NET LOSS PER SHARE

 Basic net loss available to common shareholders per share was computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding of 9,320,000, 9,376,000 and 9,545,000 in 1998, 1999 and 2000, respectively.

 In calculating the diluted net loss available to common shareholders per share for the three years ended 2000, no effect was given to options or warrants, because the effect of including these securities would have been antidilutive.


 NOTE THIRTEEN. REPORTABLE SEGMENTS

 The Company operates in two reportable segments: human and veterinary products sold through its Medical Services Division and Caraloe, Inc., a consumer products subsidiary, which sells bulk raw materials, consumer beverages and nutritional and skin care products.

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


 Reportable Segments (in thousands)

                           Medical  Caraloe,
                          Services    Inc.     Corporate   Total
 ----------------------------------------------------------------
 1999
 ----------------------------------------------------------------
 Sales to unaffiliated
   customers               $15,389  $12,739   $     -     $28,128
 Income(loss) before
   income taxes               (775)   3,247    (4,505)     (2,033)
 Identifiable assets        12,623    2,019     8,851      23,493
 Capital expenditures          405        -       558         963
 Depreciation and
   amortization                679        -       349       1,028
 ----------------------------------------------------------------
 2000
 ----------------------------------------------------------------
 Sales to unaffiliated
   customers               $12,241  $10,862    $    -     $23,103
 Income(loss) before
   income taxes             (2,421)   2,007    (3,062)     (3,476)
 Identifiable assets        11,530    1,782     7,390      20,702
 Capital expenditures          246        -       199         445
 Depreciation and
   amortization                590        -       453       1,043
 ----------------------------------------------------------------

 NOTE FOURTEEN. UNAUDITED SELECTED QUARTERLY FINANCIAL DATA


 The unaudited selected quarterly financial data below reflect the fiscal years ended December 31, 1999 and 2000, respectively.

 (Amounts in thousands, except shares and per share amounts)

 --------------------------------------------------------------------------
 1999                    1st Quarter  2nd Quarter  3rd Quarter  4th Quarter
 --------------------------------------------------------------------------
  Net sales               $   6,898    $   6,750    $   7,224    $   7,256
  Gross profit                3,287        3,380        3,949        3,872
  Net income (loss)          (1,005)        (394)         145         (779)(1)
  Diluted income (loss)
    per share             $   (0.11)   $   (0.04)   $    0.02    $   (0.08)
  Weighted average
    common shares         9,351,000    9,358,000    9,368,000    9,424,000

 --------------------------------------------------------------------------
 2000                    1st Quarter  2nd Quarter  3rd Quarter  4th Quarter
 --------------------------------------------------------------------------
  Net sales               $   7,125    $   5,463    $   4,997    $   5,518
  Gross profit                3,495        2,849        1,759        2,218
  Net loss                     (529)        (679)      (1,228)      (1,040)
  Loss per share          $   (0.06)   $   (0.07)   $   (0.13)   $   (0.11)
  Weighted average
    common shares         9,427,000    9,589,000    9,614,000    9,633,000


 (1)  After a charge of $1,042,000 for OFD as described in Note Nine.


 Financial Statement Schedule
 Valuation and Qualifying Accounts
 (In thousands)

  Description                         Additions
                                   ----------------
                         Balance   Charged  Charged
                           at         to      to                   Balance
                        Beginning  Cost and  Other                 at End
                        of Period  Expenses Accounts  Deductions  of Period
 --------------------------------------------------------------------------
 1998
 --------------------------------------------------------------------------
 Bad debt reserve         $  478   $  564     $  -     $  120     $  922
 Inventory reserve           516       53        -         44        525
 Rebates                     342    3,499        -      3,437        404
 ACI and Aloe & Herbs
   non-current notes and
   investments included
   in other assets             -    1,350        -          -      1,350
 --------------------------------------------------------------------------
 1999
 --------------------------------------------------------------------------
 Bad debt reserve         $  922   $  107     $  -     $  725     $  304
 Inventory reserve           525       -         -         95        430
 Rebates                     404    2,058        -      2,122        340
 ACI and Aloe & Herbs
   non-current notes and
   investments included
   in other assets         1,350        -        -         58      1,292
 Oregon Freeze Dry, Inc.       -    1,042      343          -        699
 --------------------------------------------------------------------------
 2000
 --------------------------------------------------------------------------
 Bad debt reserve         $  304   $  116    $   -     $  322     $   98
 Inventory reserve           430      316        -        304        441
 Rebates                     340    4,508        -      4,576        272
 ACI and Aloe & Herbs
   non-current notes and
   investments included
   in other assets         1,292        -        -         27      1,265
 Oregon Freeze Dry, Inc.     699      223        -        922          -


                        REPORT OF INDEPENDENT AUDITORS


 Shareholders and Board of Directors
   Carrington Laboratories, Inc.

 We have audited the accompanying consolidated balance sheets of Carrington Laboratories, Inc. and subsidiaries as of December 31, 2000 and 1999 and the related consolidated statements of operations, shareholders' investment and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedule listed in the Index at item 14(a) for the same periods. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

 In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Carrington Laboratories, Inc. and subsidiaries as of December 31, 2000 and 1999, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                         Ernst & Young LLP



 Dallas, Texas
 February 20, 2001

                                  SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    CARRINGTON LABORATORIES, INC.



 Date:  March 30, 2001              By:/s/ Carlton E. Turner
                                    Carlton E. Turner, Ph.D.,D.Sc. President


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.




          Signatures                     Title                  Date
 -------------------------   -----------------------------   --------------

 /s/ Carlton E. Turner             President, Chief          March 30, 2001
 Carlton E. Turner, Ph.D.,       Executive Officer and
 D.Sc.                                 Director
                                 (principal executive
                                       officer)

 /s/ Robert W. Schnitzius       Chief Financial Officer      March 30, 2001
 Robert W. Schnitzius          (principal financial and
                                  accounting officer)

 /s/ R. Dale Bowerman                  Director              March 30, 2001
 R. Dale Bowerman

 /s/ George DeMott                     Director              March 30, 2001
 George DeMott

 /s/ Robert A. Fildes, Ph.D.           Director              March 30, 2001
 Robert A. Fildes, Ph.D.

 /s/ Thomas J. Marquez                 Director              March 30, 2001
 Thomas J. Marquez

 /s/ Selvi Vescovi                     Director              March 30, 2001
 Selvi Vescovi

                         INDEX TO EXHIBITS


  Exhibit                                                       Sequentially
  Number                       Exhibit                          Numbered Page
  ------   ---------------------------------------------------  -------------

    3.1   Restated  Articles of  Incorporation of  Carrington
          Laboratories, Inc. (incorporated by reference to Exhibit 3.1 to Carrington's 1999 Annual Report on
          Form 10-K).

    3.2 Statement of Change of Registered Office and Registered Agent of Carrington Laboratories, Inc. (incorporated by reference to Exhibit 3.2 to Carrington's 1999 Annual Report on Form 10-K).

    3.3 Statement of Resolution Establishing Series D Preferred Stock of Carrington Laboratories, Inc. (incorporated by reference to Exhibit 3.3 to Carrington's 1999 Annual Report on Form 10-K).

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

    4.2 Rights Agreement dated as of September 19, 1991 between Carrington Laboratories, Inc. and Ameritrust Company National Association (incorporated by reference to Exhibit 4.2 to Carrington's 1999 Annual Report on Form 10-K).

    4.3   Amendment No.  1 to Rights Agreement  dated October
          21,  1998  (incorporated  herein  by  reference  to
          Exhibit  4  to  the   Company's  Form  8-A/A  Post-
          Effective Amendment No. 1).

   10.1+ Retirement and Consulting Agreement dated August 14, 1997 between Carrington Laboratories, Inc. and David Shand (incorporated herein by reference to Exhibit 4.1 to Carrington's quarterly report on Form 10-Q for the quarter ended September 30,
          1997).

  Exhibit                                                       Sequentially
  Number                       Exhibit                          Numbered Page
  ------   ---------------------------------------------------  -------------
   10.2+  First  Amendment   to  Retirement   and  Consulting
          Agreement   dated   September  30,   1997   between
          Carrington  Laboratories, Inc.  and David  G. Shand
          (incorporated herein by reference to Exhibit 4.2 to Carrington's quarterly report on Form 10-Q for the quarter ended September 30, 1997).

   10.3 Contract Research Agreement dated as of August 8, 1991 between Carrington Laboratories, Inc. and Texas Agriculture Experimental Station, as agent for the Texas A&M University System (incorporated herein by reference to Exhibit 10.55 to Carrington's 1991 Annual Report on Form 10-K).

   10.4 Lease Agreement dated as of August 30, 1991 between Carrington Laboratories, Inc. and Western Atlas International, Inc. (incorporated by reference to Exhibit 10.4 to Carrington's 1999 Annual Report on Form 10-K).

   10.5 First Lease Amendment dated April 16, 1992 between Carrington laboratories, Inc. and Western Atlas International, Inc. (incorporated by reference to Exhibit 10.5 to Carrington's 1999 Annual Report on Form 10-K).

   10.6 Second Lease Amendment dated September 23, 1993 between Carrington Laboratories, Inc. and Western Atlas International, Inc. (incorporated by reference to Exhibit 10.6 to Carrington's 1999 Annual Report on Form 10-K).

   10.7 Third Lease Amendment dated December 1, 1994 between Carrington Laboratories, Inc. and Western Atlas International, Inc. (incorporated by reference to Exhibit 10.7 to Carrington's 1999 Annual Report on Form 10-K).

   10.8 Fourth Lease Amendment dated August 31, 1999 between Western Atlas International, Inc. and Carrington Laboratories, Inc. (incorporated by reference to Exhibit 10.8 to Carrington's 1999 Annual Report on Form 10-K).

   10.9+ Employee Stock Purchase Plan of Carrington Laboratories, Inc., as amended through June 15, 1995 (incorporated by reference to Exhibit 10.9 to Carrington's 1999 Annual Report on Form 10-K).

  Exhibit                                                       Sequentially
  Number                       Exhibit                          Numbered Page
  ------   ---------------------------------------------------  -------------
   10.10  Common Stock  Purchase Warrant dated  September 14,
          1993 issued by Carrington  Laboratories, Inc. to E.
          Don Lovelace (incorporated  by reference to Exhibit
          10.10 to  Carrington's 1999  Annual Report  on Form
          10-K).

   10.11 Common Stock Purchase Warrant dated September 14, 1993, issued by Carrington Laboratories, Inc., to Jerry L. Lovelace (incorporated by reference to
          Exhibit 10.11 to Carrington's 1999 Annual Report on
          Form 10-K).

   10.12  Lease  Agreement dated  June 15,  1994 between  DFW
          Nine, a California limited partnership, and Carrington Laboratories, Inc. (incorporated by reference to Exhibit 10.12 to Carrington's 1999 Annual Report on Form 10-K).

   10.13 Lease Amendment dated August 23, 1994 amending Lease Agreement listed as Exhibit 10.12 (incorporated by reference to Exhibit 10.13 to Carrington's 1999 Annual Report on Form 10-K).

   10.14 Production Contract dated February 13, 1995 between Carrington Laboratories, Inc. and Oregon Freeze Dry, Inc. (incorporated by reference to Exhibit
          10.14 to  Carrington's 1999  Annual Report  on Form
          10-K).

   10.15 Modification Number One dated February 19, 1996 to the Production Contract dated February 13, 1995 between Carrington Laboratories, Inc. and Oregon Freeze Dry, Inc. (incorporated by reference to
          Exhibit 10.15 to Carrington's 1999 Annual Report on
          Form 10-K).

   10.16 Modification Number Two dated November 11, 1996 to the Production Contract dated February 13, 1995 between Carrington Laboratories, Inc. and Oregon Freeze Dry, Inc. (incorporated by reference to
          Exhibit 10.16 to Carrington's 1999 Annual Report on
          Form 10-K).

   10.17 Modification Number Three to the Production Contract dated February 13, 1995 between Carrington Laboratories, Inc. and Oregon Freeze Dry, Inc. (incorporated herein by reference to Exhibit 10.89 to Carrington's 1998 Annual Report on Form 10-K).

  Exhibit                                                       Sequentially
  Number                       Exhibit                          Numbered Page
  ------   ---------------------------------------------------  -------------
   10.18+ 1995 Management Compensation Plan (incorporated herein by reference to Exhibit 4.1 to Form S-8
          Registration Statement No.  33-64403 filed with the
          Commission on November 17, 1995).

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

   10.21 Letter of Agreement dated January 12, 2000 extending Trademark License Agreement and Supply Agreement between Caraloe, Inc. and Mannatech, Inc. (incorporated by reference to Exhibit 10.21 to Carrington's 1999 Annual Report on Form 10-K).

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

  Exhibit                                                       Sequentially
  Number                       Exhibit                          Numbered Page
  ------   ---------------------------------------------------  -------------
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

   10.30+ Carrington  Laboratories,  Inc. 1995  Stock  Option
          Plan, As Amended and Restated Effective January 15, 1998 (incorporated herein by reference to Exhibit
          10.3 to Carrington's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998).

   10.31+ Form  of Nonqualified  Stock Option  Agreement with
          Outside Director, relating to the Registrant's 1995 Stock Option Plan, as amended (incorporated herein by reference to Exhibit 10.3 to Carrington's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998).

   10.32+ Form  of  Incentive   Stock  Option  Agreement  for
          Employees  (incorporated  herein  by  reference  to
          Exhibit  4.4 to  Carrington's  Second Quarter  1996
          Report on Form 10-Q).

   10.33 Sales Distribution Agreement dated September 30, 1996 between Faulding Pharmaceuticals Laboratories and Carrington Laboratories, Inc.(incorporated herein by reference to Exhibit 10.1 to Carrington's Third Quarter 1996 Report on Form 10-Q).

  Exhibit                                                       Sequentially
  Number                       Exhibit                          Numbered Page
  ------   ---------------------------------------------------  -------------
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

   10.41 Independent Sales Representative Agreement dated June 1, 1998 between Meares Medical Sales Associates and Carrington Laboratories, Inc. (incorporated by reference to Exhibit 10.41 to Carrington's 1999 Annual Report on Form 10-K).

  Exhibit                                                       Sequentially
  Number                       Exhibit                          Numbered Page
  ------   ---------------------------------------------------  -------------
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

  Exhibit                                                       Sequentially
  Number                       Exhibit                          Numbered Page
  ------   ---------------------------------------------------  -------------
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

   10.52 Sales Distribution Agreement dated April 24, 1998 between Carrington Laboratories, Inc. and Carrington Laboratories Belgium N.V. and CSC Pharmaceuticals Ltd. Dublin (incorporated herein by reference to Exhibit 10.2 to Carrington's Quarterly Report on Form 10-Q for the quarter ended June 30,
          1998).

   10.53 Amendment Number One dated May 27, 1999 to the Sales Distribution Agreement dated April 17, 1998 between Carrington Laboratories, Inc. and Carrington Laboratories, Belgium, NV and CSC Pharmaceuticals, Ltd., Dublin (incorporated herein by reference to Exhibit 10.5 to Carrington's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999).

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

  Exhibit                                                       Sequentially
  Number                       Exhibit                          Numbered Page
  ------   ---------------------------------------------------  -------------
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

  Exhibit                                                       Sequentially
  Number                       Exhibit                          Numbered Page
  ------   ---------------------------------------------------  -------------
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

  Exhibit                                                       Sequentially
  Number                       Exhibit                          Numbered Page
  ------   ---------------------------------------------------  -------------
   10.72  Exclusive  Sales   Representative  Agreement  dated
          April  13, 1999,  between Caraloe,  Inc.  and Glenn
          Corporation (incorporated herein by reference to Exhibit 10.1 to Carrington's Quarterly Report on
          Form 10-Q for the quarter ended June 30, 1999).

   10.73 Terms Sheet for Lease of Rancho Aloe Farm Land to Sabila Industrial dated April 20, 1999 (incorporated herein by reference to Exhibit 10.1 to Carrington's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999).

   10.74 Terms Sheet for Maintenance of Sabila Industrial Plants on Leased Land dated April 20, 1999 (incorporated herein by reference to Exhibit 10.1 to Carrington's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999).

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

   10.78 Sales Distribution Agreement dated October 26, 1999. between Carrington Laboratories, Inc. and E-Wha International, Inc. (incorporated by reference to Exhibit 10.78 to Carrington's 1999 Annual Report on Form 10-K).

   10.79 Amendment Number Two dated February 14, 2000 to the Sales Distribution Agreement dated April 17, 1998 between Carrington Laboratories, Inc. and Carrington Laboratories, Belgium, NV and CSC Pharmaceuticals, Ltd. Dublin (incorporated by reference to Exhibit 10.79 to Carrington's 1999 Annual Report on Form 10-K).

  Exhibit                                                       Sequentially
  Number                       Exhibit                          Numbered Page
  ------   ---------------------------------------------------  -------------
   10.80  Supplier  Agreement dated  August  6, 1999  between
          Novation, LLC and  Carrington Laboratories, Inc. MS
          91022 (incorporated by reference to Exhibit 10.80 to Carrington's 1999 Annual Report on Form 10-K).

   10.81 Supplier Agreement dated August 6, 1999 between Novation, LLC and Carrington Laboratories, Inc. MS 91032 (incorporated by reference to Exhibit 10.81 to Carrington's 1999 Annual Report on Form 10-K).

   10.82 Distributor and License Agreement dated November 3, 2000 between Carrington Laboratories, Inc. and Medline Industries, Inc. (Exhibits A, B and C to this agreement have been excluded pursuant to a request for confidential treatment submitted by the registrant to the Securities and Exchange Commission)(incorporated by reference to Exhibit
          10.82 to  Carrington's 1999  Annual Report  on Form
          10-K).

   10.83 Supply Agreement dated November 3, 2000 between Carrington Laboratories, Inc. and Medline Industries, Inc. (Exhibit A to this agreement has been excluded pursuant to a request for confidential treatment submitted by the registrant to the Securities and Exchange Commission, (incorporated by reference to Exhibit 10.83 to Carrington's 1999 Annual Report on Form 10-K).

   10.84* Lease  Agreement  dated  January 22,  2001  between
          Plazamerica, Inc and Carrington Laboratories, Inc.

   21.1*  Subsidiaries of Carrington.

   23.1*  Consent of Independent Auditors


 *    Filed herewith.
 +    Management contract or compensatory plan.