Form 10-Q
period 2001-03-31
CARRINGTON LABORATORIES INC /TX/
filed 2001-05-15
CIK 718007

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549
                                  Form 10-Q

 (Mark One)
   ( X )      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended March 31, 2001

                                      OR
   (   )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
             SECURITIES EXCHANGE ACT OF 1934

       For the transition period from ______________ To _______________

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


                    APPLICABLE ONLY TO CORPORATE ISSUERS:
 Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date. 9,734,087 shares of Common Stock, $.01 par value, were outstanding at May 10, 2001.

                                    INDEX



                                                                 Page
                                                                 ----
 Part I.   FINANCIAL INFORMATION

     Item 1.   Financial Statements

               Condensed Consolidated Balance Sheets
               at December 31,2000 and March 31,2001
               (unaudited)                                        3

               Condensed Consolidated Statements of
               Operations for the three months ended
               March 31, 2000 and 2001 (unaudited)                4

               Condensed Consolidated Statements of
               Cash Flows for the three months ended
               March 31, 2000 and 2001 (unaudited)                5

               Notes to Condensed Consolidated
               Financial Statements (unaudited)                   6

     Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operations      7

     Item 3.   Quantitative and Qualitative Disclosures
               About Market Risk                                 11

 Part II.  OTHER INFORMATION

     Item 1.   Legal Proceedings                                 11

     Item 2.   Exhibits and Reports on Form 8-K                  12

                        PART I - FINANCIAL INFORMATION

 Item 1.   Financial Statements.

 Condensed Consolidated Balance Sheets
 (Dollar amounts in 000's)

                                         December 31,  March 31,
                                            2000         2001
                                           ------       ------
                                                      (unaudited)
 Assets

 Cash and cash equivalents                $ 3,200      $ 2,718
 Accounts receivable, net                   2,181        1,762
 Inventories                                4,723        5,419
 Prepaid expenses                             183          460
                                           ------       ------
   Total current assets                    10,287       10,359

 Property, plant and equipment, net        10,322       10,102
 Other assets                                  93           88
                                           ------       ------
   Total assets                           $20,702      $20,549
                                           ======       ======


 Liabilities and Shareholders' Investment

 Note payable                             $   763      $   763
 Accounts payable                           1,764        1,270
 Accrued liabilities                        1,068          910
 Deferred revenue, current                    417          417
                                           ------       ------
   Total current liabilities                4,012        3,360

 Deferred revenue, long-term                  250          500

 Shareholders' investment:
   Common stock                                97           97
   Capital in excess of par value          52,319       52,342
   Deficit                                (35,976)     (35,750)
                                           ------       ------
   Total shareholders' investment          16,440       16,689
                                           ------       ------
 Total liabilities and
   shareholders' investment               $20,702      $20,549
                                           ======       ======


 The accompanying notes are an integral part of these statements.

 Condensed Consolidated Statements of Operations (unaudited)
 (Dollar amounts and shares in 000's, except per share amounts)



                                            Three Months Ended
                                                 March 31,
                                            2000          2001
                                            -----         -----
 Net revenues                              $7,125        $4,657

 Costs and expenses:
   Cost of sales                            3,630         2,657
   Selling, general and administrative      2,623         1,230
   Research and development                   814           574
   Research and development clinical trials   623            -
   Other income                              (17)          (19)
   Interest, net                             (19)          (11)
                                            -----         -----
   Income (loss) from operations
     before income taxes                    (529)           226
 Provision for income taxes                   -              -
                                            -----         -----
 Net income (loss)                         $ (529)       $  226
                                            =====         =====
 Net income (loss) per share -
   basic and diluted                       $(0.06)       $ 0.02
                                            =====         =====


 The accompanying notes are an integral part of these statements.

 Condensed Consolidated Statements of Cash Flows (unaudited)
 (Dollar amounts in 000's)
                                                        Three Months Ended
                                                              March 31,
                                                         2000          2001
                                                        ------        ------
 Cash flows from operating activities
   Net income (loss)                                   $  (529)      $   226
   Adjustments to reconcile net income (loss)
     to net cash used by operating activities:
      Depreciation and amortization                        274           250
      Provision for inventory obsolescence                  45            45
   Changes in operating assets and liabilities:
      Receivables, net                                     (64)          601
      Inventories                                          453          (741)
      Prepaid expenses                                    (400)         (277)
      Other assets                                         164             5
      Accounts payable and accrued
        liabilities                                       (290)         (652)
      Deferred revenue                                       -           250
                                                        ------        ------
   Net cash used by operating activities                  (350)         (475)

   Cash flows from investing activities:
      Purchases of property, plant and equipment          (152)          (30)
                                                        ------        ------
   Net cash used by investing activities                  (152)          (30)

   Cash flows from financing activities:
      Issuances of common stock                            275            23
                                                        ------        ------
      Net cash provided by financing activities            275            23
                                                        ------        ------
      Net decrease in cash
        and cash equivalents                              (227)         (482)

   Cash and cash equivalents, beginning of period        2,453         3,200
                                                        ------        ------
   Cash and cash equivalents, end of period            $ 2,226       $ 2,718
                                                        ======        ======
   Supplemental disclosure of cash flow
      information
      Cash paid during the period for interest          $    4       $    19
      Cash paid during the period for
        federal, state and local income taxes               -              -



 The accompanying notes are an integral part of these statements.

 Notes to Condensed Consolidated Financial Statements (unaudited)


 (1)  Condensed Consolidated Financial Statements:

 The condensed consolidated balance sheet as of March 31, 2001, and the condensed consolidated statements of operations and cash flows for the three month periods ended March 31, 2000 and 2001, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include all normal recurring adjustments) necessary to present fairly the consolidated financial position, results of operations and cash flows at March 31, 2001 and for all periods presented have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's annual report to shareholders on Form 10-K for the year ended December 31, 2000.


 (2)  Net Income (Loss) Per Share:

 Basic net income (loss) available to common shareholders per share was computed by dividing net income (loss) by the weighted average number of common shares outstanding of 9,427,000 and 9,728,000 at March 31, 2000 and 2001, respectively.

 In calculating the diluted net income (loss) available to common shareholders per share for 2000 and 2001, no effect was given to options or warrants because the effect of including these securities would have been antidilutive.


 (3)  Reportable Segments:

 The Company operates in two reportable segments: human and veterinary products sold through its Medical Services Division, and Caraloe, Inc., a consumer products subsidiary, which sells bulk raw materials, consumer beverages, and nutritional and skin care products.

 The Company evaluates performance and allocates resources based on profit or loss from operations before income taxes.

 Corporate Income (Loss) Before Income Taxes set forth in the following table includes research and development expenses which were related to the development of pharmaceutical products not associated with the reporting segments. Assets which are used in more than one segment are reported in the segment where the predominant use occurs. The Company's production facility in Costa Rica, which provides bulk ingredients for all segments, and total cash for the Company are included in the Corporate Assets figure. Reportable Segments (in thousands)


                                  Medical   Caraloe,
                                  Services    Inc.      Corporate     Total
 ----------------------------------------------------------------------------
 March 31, 2000

 Revenues from unaffiliated
   customers                      $ 3,701   $ 3,424     $     -     $ 7,125
 Income (loss) before income
   taxes                              (81)      774      (1,222)       (529)
 Identifiable assets               12,958     1,367       8,624      22,949
 Capital expenditures                   -         -         152         152
 Depreciation and amortization        160         -         114         274


 March 31, 2001

 Revenue from unaffiliated
   customers                      $ 2,430   $ 2,227     $    -      $ 4,657
 Income (loss) before income
   taxes                              134       733        (641)        226
 Identifiable assets               12,348       715       7,486      20,549
 Capital expenditures                   -         -         122         122
 Depreciation and amortization          -         -         250         250

 ------------------


 (4)  Income Taxes:

 The tax effects of temporary differences have given rise to deferred tax assets. At December 31, 2000 and March 31, 2001, the Company provided a valuation allowance against the entire deferred tax asset due to the uncertainty as to the realization of the asset. At December 31, 2000, the Company had net operating loss carryforwards of approximately $41,400,000 for federal income tax purposes, which expire beginning in 2001, and research and development tax credit carryforwards of approximately $660,000, which expire beginning in 2001, all of which are available to offset federal income taxes due in future periods. The entire provision from the first quarter 2001 was offset by an decrease in the valuation allowance.


 (5)  Contingencies:

 From time to time in the normal course of business, the Company is party to various matters involving claims or possible litigation. Management believes the ultimate resolution of these matters will not have a material adverse effect on the Company's financial position or results of operations.


 Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

 Background

 The Company is a research-based biopharmaceutical, medical device, raw materials and nutraceutical company engaged in the development, manufacturing and marketing of naturally-derived complex carbohydrates and other natural product therapeutics for the treatment of major illnesses, the dressing and management of wounds and nutritional supplements. The Company is comprised of two business segments. See Note (3) to the unaudited condensed consolidated financial statements for financial information about these business segments. The Company sells, using a network of distributors, prescription and nonprescription human and veterinary products through its Medical Services Division and consumer and bulk raw material products through its consumer products subsidiary, Caraloe, Inc. The Company's research and product portfolio are based primarily on complex carbohydrates isolated from the Aloe vera L. plant.


 Liquidity and Capital Resources

 At December 31, 2000 and March 31, 2001, the Company held cash and cash equivalents of $3,200,000 and $2,718,000, respectively. The decrease in cash of $482,000 is primarily due to increases in inventory balances and reductions in accounts payable offset by lower accounts receivable balances.

 The Company has invested in inventory to support sales of bulk products to a
 single customer.   Receivables  from this  customer totaled  $517,500  as of
 March 31, 2001. As of May 1, 2001, all of this balance had been collected.

 Pursuant to the Distributor and License Agreement with Medline Industries, the Company is to receive $12,500,000 in base royalties over a five-year period. The Company received $875,000 under this agreement in its year ended December 31, 2000 and will receive $3,375,000, $2,875,000, 2,375,000,
 $1,875,000  and  $1,125,000   during  the  years   December  31,  2001-2005,
 respectively. The Company is recognizing royalty income under this agreement on a straight-line basis. At March 31, 2001, the Company had received $917,000 more in royalties than it had recognized in income.


 As of March 31, 2001, the Company had no material capital commitments.

 In November 1997, the Company entered into an agreement with Comerica Bank-Texas for a $3,000,000 line of credit, secured by accounts receivable and inventory. As of March 31, 2001, there was $763,000 outstanding under this credit facility. This credit facility is also used to secure an $800,000 letter of credit to guarantee rental payments on a lease signed in January 2001.

 As a result of the current level of sales of raw materials produced at the Company's processing facility in Costa Rica, the Company's demand for Aloe vera L. leaves has exceeded and continues to exceed both the current and the normal production capacity of its farm. It has therefore been necessary for the Company to purchase Aloe vera L. leaves from other sources at costs that are sometimes significantly higher than the cost of leaves produced on its own farm.

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

 The Company loaned $487,000 to Aloe & Herbs during 1998. The Company reserved all of its loans to Aloe & Herbs at December 31, 1998, due to uncertainty regarding Aloe & Herbs' ability to meet significant mortgage obligations in 1999 and 2000. In April 2000, Aloe & Herbs refinanced its mortgage, removing the financial uncertainty. The Company will recognize income on debt payments as collected from Aloe & Herbs. During the quarter ended March 31, 2001, Aloe & Herbs repaid $26,033 of its debt to the Company. This amount has been reflected in Other Income.

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


 First Quarter of 2001 Compared With First Quarter of 2000

 Net revenues were $4,657,000 in the first quarter of 2001, a decrease of $2,468,000, or 34.6%, compared with $7,125,000 in the first quarter of 2000. Caraloe, Inc., the Company's consumer products subsidiary had decreased revenues from $3,424,000 to $2,227,000. Caraloe sales to a single customer, which were primarily Manapol[R] powder, decreased from $3,080,000 in the first quarter of 2000 to $1,849,000 in the first quarter of 2001. Revenues of the Company's wound and skin care products decreased 34.3%, due primarily to the impact of discounted pricing in the Distributor and License Agreement with Medline Industries, Inc., ("Medline"). While total revenue from the Company's wound and skin care products decreased to $2,430,000 in 2001 from $3,701,000 in the first quarter of 2000, unit volume was 5.3% higher.

 Cost of sales decreased from $3,630,000 to $2,657,000, or 26.8%. As a percentage of sales, cost of sales increased from 50.9% in the first quarter of 2000 to 57.1% in the first quarter of 2001. This was due primarily to the discounted pricing of wound and skin care products as discussed above.

 Selling, general and administrative expenses decreased from $2,623,000 in the first quarter of 2000 to $1,230,000 in 2001. This decrease was primarily the result of Medline's assuming all marketing costs of the Company's wound and skin care products as well as reductions in expenses associated with streamlining the Company's other departments.

 Research and development expenses, excluding clinical trials, decreased to $574,000 from $814,000, or 29.5%. This was due to the impact of refocusing and prioritizing research projects. The first quarter of 2000 also included $623,000 of costs related to the conclusion of the Aliminase[TM] clinical trial. No such clinical trial expenses were incurred in the first quarter of 2001.

 Net interest income was $11,000 in the first quarter of 2001 as compared to $19,000 in the first quarter of 2000.

 Net income for the first quarter of 2001 was $226,000, compared with a net loss of ($529,000) during the first quarter of 2000. Assuming dilution, the net income for the first quarter of 2001 was $0.02 per share, compared to net loss of ($0.06) per share for the same quarter of 2000.

 The Company's  Board of  Directors authorized  a repurchase  of  its Company
 Stock during  the  first  quarter  of  2001.   See  "Liquidity  and  Capital
 Resources".


 Forward Looking Statements

 All statements other than statements of historical fact contained in this report, including but not limited to statements in this Management's Discussion and Analysis of Financial Condition and Results of Operations (and similar statements contained in the Notes to Condensed Consolidated Financial Statements) concerning the Company's financial position, liquidity, capital resources and results of operations, its prospects for the future and other matters, are forward-looking statements. Forward-looking statements in this report generally include or are accompanied by words such as "anticipate", "believe", "estimate", "expect", "intend", "will", "would", "should" or words of similar import. Such forward-looking statements include, but are not limited to, statements regarding the Company's ability to save approximately 50% on the per-kilogram cost of Aloe vera L. leaves by purchasing them from Rancho Aloe; the ability of Aloe & herbs to repay the debt that it owes to the Company; the Company's belief that the claims of the Plaintiff identified under Item 1 Part II of this report are without merit, and the Company's intention to vigorously defend itself against those claims; the adequacy of the Company's cash resources and cash flow from operations to finance its current operations; and the Company's intention, plan or ability to repurchase shares of its outstanding Common Stock.

 Although the Company believes that the expectations reflected in its forward-looking statements are reasonable, no assurance can be given that such expectations will prove correct. Factors that could cause the Company's results to differ materially from the results discussed in such forward-looking statements include but are not limited to the possibilities that the Company may be unable to obtain the quantity or quality of Aloe vera L. leaves it needs from Rancho Aloe at savings of approximately 50% of the per-kilogram cost charged by some other suppliers, that Aloe & Herbs may not be able to pay its debts to the Company, that the claims of parties with whom the Company is involved in litigation may not be without merit and the Company may be unable to resolve its disputes with third parties in a satisfactory manner, that the Company's cash resources and cash flow from operations may not be adequate to finance its current operations, that the Company may be unable to obtain the funds needed to carry out large scale clinical trials and other research and development projects, that the results of the Company's clinical trials may not be sufficiently positive to warrant continued development and marketing of the products tested, that new products may not receive required approvals by the appropriate government agencies or may not meet with adequate customer acceptance, that the Company may not be able to obtain financing when needed, that the Company may not be able to obtain appropriate licensing agreements for products that it wishes to market or products that it needs assistance in developing, that the Company may not be able to fund its operating costs from revenues and available cash resources, that one or more of the customers that the Company expects to purchase significant quantities of products from the Company or Caraloe may fail to do so, that competitive pressures may require the Company to lower the prices of or increase the discounts on its products that other parties who owe the Company substantial amounts of money may be unable to pay what they owe the Company, that the Company's patents may not provide the Company with adequate protection, that the Company's manufacturing facilities may be inadequate to meet demand, that the Company's distributors may be unable to market the Company's products successfully, that the Company may be unable to reach satisfactory agreements with its important suppliers, that the Company may not be able to use its tax loss carryforwards before they expire, that the Company may not have sufficient financial resources necessary to repurchase shares of its outstanding Common Stock when it is desirable to do so, and that the Company may be unable to produce or obtain, or may have to pay excessive prices for, the raw materials or products it needs.

 All forward-looking statements in this report are expressly qualified in their entirety by the cautionary statements in the two immediately preceding paragraphs.


 Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

 The Company's exposure to market risk from changes in foreign currency exchange rates and the supply and prices of Aloe vera L. leaves has not changed materially from its exposure at December 31, 2000, as described in the Company's Form 10-K Annual Report for the year then ended.


 Part II   OTHER INFORMATION


 Item 1    Legal Proceedings.

 On April 3, 2001, Arthur Singer, a former employee of the Company (the "Plaintiff"), filed a lawsuit entitled Arthur Singer vs. Carrington Laboratories, Inc. and Carlton Turner, CV-01-2084 in the United States District Court for the Eastern District of new York, Long Island Division, alleging multiple causes of action against the company and its chief executive officer (the "Defendants"). The Plaintiff, who was formerly employed by the Company as a sales representative, alleges in substance that the Company failed to pay the full amount of commissions owed to him; that the Defendants breached an alleged contract of employment with him; that the Company deprived him of the opportunity to exercise some vested stock options and prevented some of his unvested stock options from vesting; and breached alleged covenants of fair dealing. The Company believes that the Plaintiff's claims are without merit, and in addition, that the Defendants should not be subject to jurisdiction in New York, and it intends to defend the lawsuit vigorously.


 Item 2.   Exhibits and Reports on Form 8-K.

        a.   Exhibits:

        b.   Reports on Form 8-K:

               The Registrant did not file any reports on Form 8-K during the quarter ended March 31, 2001.

                                  SIGNATURES


 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         CARRINGTON LABORATORIES, INC.
                                         (Registrant)



 Date:     May 14, 2001                  By: /s/ Carlton E. Turner
                                         -------------------------
                                         Carlton E. Turner,
                                         President and C.E.O.
                                         (principal executive
                                         officer)



 Date:     May 14, 2001                  By: /s/ Robert W. Schnitzius
                                         ----------------------------
                                         Robert W. Schnitzius,
                                         Chief Financial Officer
                                         (principal financial and
                                         accounting officer)





                              INDEX TO EXHIBITS



      Item      Description
       No.


                None