Form 10-Q
period 2001-06-30
CARRINGTON LABORATORIES INC /TX/
filed 2001-08-14
CIK 718007

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549
                                  Form 10-Q


 (Mark One)
   ( x )     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended June 30, 2001

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

                    APPLICABLE ONLY TO CORPORATE ISSUERS:
 Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date. 9,734,087 shares of Common Stock, $.01 par value, were outstanding at August 9, 2001.

                                    INDEX



                                                                  Page
                                                                  ----
      Part I.   FINANCIAL INFORMATION

           Item 1.   Financial Statements

                     Condensed Consolidated Balance Sheets
                     at June 30, 2001 (unaudited) and
                     December 31, 2000                              3

                     Condensed Consolidated Statements of
                     Operations for the three and six
                     months ended June 30, 2001 and
                     2000 (unaudited)                              4-5

                     Condensed Consolidated Statements
                     of Cash Flows for the six months
                     ended June 30, 2001 and 2000 (unaudited)       6

                     Notes to Condensed Consolidated Financial
                     Statements (unaudited)                        7-9

           Item 2.   Management's Discussion and Analysis of
                     Financial Condition and Results of
                     Operations                                    9-13

           Item 3.   Quantitative and Qualitative Disclosures
                     About Market Risk                             13

      Part II.  OTHER INFORMATION

           Item 4.   Legal Proceedings                             14

           Item 5.   Submission of Matters to a Vote of Security
                     Holders                                      14-15

           Item 6.   Exhibits and Reports on Form 8-K              15

                        PART I - FINANCIAL INFORMATION

 Item 1.  Financial Statements.

 Condensed Consolidated Balance Sheets
 (Dollar amounts in 000's)

                                        December 31,   June 30,
                                            2000         2001
                                           ------       ------
                                                     (unaudited)
    Assets

 Cash and cash equivalents                $ 3,200      $ 3,200
 Accounts receivable, net                   2,181        1,155
 Inventories                                4,723        5,583
 Prepaid expenses                             183          681
                                           ------       ------
    Total current assets                   10,287       10,619

 Property, plant and equipment, net        10,322       10,190
 Other assets                                  93           83
                                           ------       ------
        Total assets                      $20,702      $20,892
                                           ======       ======

 Liabilities and Shareholders' Investment

 Notes payable                            $   763      $   763
 Accounts payable                           1,764        1,134
 Accrued liabilities                        1,068        1,055
 Deferred revenue                             417          417
                                           ------       ------
    Total current liabilities               4,012        3,369

 Deferred revenue, long-term                  250          750

 Shareholders' investment:
  Common stock                                 97           97
  Capital in excess of par                 52,319       52,366
  Deficit                                 (35,976)     (35,690)
                                           ------       ------
    Total shareholders' investment         16,440       16,773
                                           ------       ------
 Total liabilities and
    shareholders' investment              $20,702      $20,892
                                           ======       ======


       The accompanying notes are an integral part of these statements.

 Condensed Consolidated Statements of Operations (unaudited)
 (Dollar amounts and shares in 000's, except per share amounts)



                                                 Three Months Ended
                                                      June 30,
                                                 2000          2001
                                                 -----         -----
 Net sales                                      $5,463        $4,330
 Costs and expenses:
   Cost of sales                                 2,614         2,464
   Selling, general and administrative           2,648         1,204
   Research and development                        692           614
   Charge related to Oregon Freeze Dry, Inc.       223             -
   Other Income                                     (8)           (7)
   Interest, net                                   (27)           (5)
                                                 -----         -----
      Income (loss) before income taxes           (679)           60
      Provision for income taxes                     -             -
                                                 -----         -----
      Net income (loss)                         $ (679)       $   60
                                                 =====         =====
 Net income (loss) per share-
   basic and diluted                            $(0.07)       $ 0.01
                                                 =====         =====


       The accompanying notes are an integral part of these statements.

 Condensed Consolidated Statements of Operations (unaudited)
 (Dollar amounts and shares in 000's, except per share amounts)

                                                  Six Months Ended
                                                      June 30,
                                                2000           2001
                                               -------        -------
 Net sales                                    $ 12,588       $  8,987
 Costs and expenses:
   Cost of sales                                 6,244          5,121
   Selling, general and administrative           5,271          2,434
   Research and development                      1,506          1,188
   Research and development, Aliminase[TM]
      clinical trial                               623              -
   Charge related to Oregon Freeze Dry, Inc.       223              -
   Other income                                    (25)           (26)
   Interest, net                                   (46)           (16)
                                               -------        -------
      Income (loss) before income taxes         (1,208)           286
      Provision for income taxes                     -              -
                                               -------        -------
   Net income (loss)                          $ (1,208)      $    286
                                               =======        =======
 Net income (loss) per share
   basic and diluted                          $  (0.13)      $   0.03
                                               =======        =======


 The accompanying notes are an integral part of these statements.

 Condensed Consolidated Statements of Cash Flows (unaudited)
 (Dollar amounts in 000's)

                                                   Six Months Ended
                                                      June 30,
                                                 2000           2001
                                               -------        -------
 Cash flows from operating activities
   Net income (loss)                          $ (1,208)      $    286
   Adjustments to reconcile net loss to
     net cash provided (used) by
     operating activities:
      Depreciation and amortization                534            506
      Provision for inventory obsolescence          90             75
   Changes in assets and liabilities:
      Receivables, net                             843          1,026
      Inventories                                  139           (935)
      Prepaid expenses                            (327)          (498)
      Other assets                                 187             10
      Accounts payable and accrued liabilities    (370)          (643)
      Deferred revenue                               -            500
                                               -------        -------
   Net cash provided by (used) in operating
      activities                                  (112)           327

   Cash flows from investing activities:
      Purchases of property, plant
      and equipment                               (263)          (374)
                                               -------        -------
   Net cash used by investing activities          (263)          (374)

   Cash flows from financing activities:
      Issuances of common stock                    341             47
      Debt payments                                 (9)             -
                                               -------        -------
   Net cash provided by financing activities       332             47
                                               -------        -------
   Net decrease in cash and cash equivalents       (43)             -

   Cash and cash equivalents, beginning
      of period                                  2,453          3,200
                                               -------        -------
   Cash and cash equivalents, end
      of period                               $  2,410       $  3,200
                                               -------        -------
   Supplemental disclosure of cash flow
     information
      Cash paid during the period for
        interest                              $      9       $     33
      Cash paid during the period for
        federal, state and local income taxes        -             18


 The accompanying notes are an integral part of these statements.

 Notes to Condensed Consolidated Financial Statements (unaudited)


 (1)  Condensed Consolidated Financial Statements:

 The condensed consolidated balance sheet as of June 30, 2001, the condensed consolidated statements of operations for the three and six month periods ended June 30, 2000 and 2001 and the condensed consolidated statements of cash flows for the six month periods ended June 30, 2000 and 2001 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include all normal recurring adjustments) necessary to present fairly the consolidated financial position, results of operations and cash flows at June 30, 2001 and for all periods presented have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's annual report to shareholders or Form 10-K for the year ended December 31, 2000.


 (2)  Net Income (Loss) Per Share:

 Basic net income (loss) per share was computed by dividing net income (loss) by the weighted average number of common shares outstanding. The weighted average numbers of common shares outstanding for the quarters ended June 30, 2000 and 2001 were 9,585,000 and 9,734,000, respectively. The weighted average numbers of common shares outstanding for the six month periods ended June 30, 2000 and 2001 were 9,541,000 and 9,730,000, respectively.

 In calculating the diluted net income (loss) per share for the three and six month periods ended June 30, 2000 and 2001, no effect was given to options and warrants because the effect would be antidilutive.


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

 Corporate Loss Before Income Taxes set forth in the following table includes research and development expenses which were related to the development of pharmaceutical products not associated with the reporting segments. Assets which are used in more than one segment are reported in the segment where the predominant use occurs. The Company's production facility in Costa Rica, which provides bulk ingredients for all segments, and total cash for the Company are included in the Corporate Assets figure.
 Reportable Segments (in thousands):

                                  Medical   Caraloe,
                                  Services    Inc.      Corporate     Total
 ----------------------------------------------------------------------------
 Quarter Ended
 June 30, 2000
 ----------------------------------------------------------------------------
 Sales to unaffiliated
   customers                       $2,995   $2,468       $    -       $ 5,463
 Income (loss) before income
   taxes                             (777)     686         (588)         (679)
 Identifiable assets               12,314    1,686        8,512        22,512
 Capital expenditures                  38        -           73           111
 Depreciation and amortization        145        -          117           262

 ----------------------------------------------------------------------------
 Quarter Ended
 June 30, 2001
 ----------------------------------------------------------------------------
 Sales to unaffiliated
   customers                      $ 2,655  $ 1,675       $    -       $ 4,330
 Income (loss) before income
   taxes                              357       72         (369)           60
 Identifiable assets               11,490    1,566        7,836        20,892
 Capital expenditures                   -        -          252           252
 Depreciation and amortization        144        -          112           256

 ----------------------------------------------------------------------------
 Six Months Ended
 June 30, 2000
 ----------------------------------------------------------------------------
 Sales to unaffiliated
   customers                      $ 6,696  $ 5,892       $    -       $12,588
 Income (loss) before income
   taxes                             (858)   1,460       (1,810)       (1,208)
 Capital expenditures                  38        -          225           263
 Depreciation and amortization        303        -          231           534

 ----------------------------------------------------------------------------
 Six Months Ended
 June 30, 2001
 ----------------------------------------------------------------------------
 Sales to unaffiliated
   customers                      $ 5,085  $ 3,902       $    -       $ 8,987
 Income (loss) before income
   taxes                              491      805       (1,010)          286
 Capital expenditures                   -        -          374           374
 Depreciation and amortization        285        -          221           506

 ----------------------------------------------------------------------------


 (4)  Income Taxes:

 The tax effects of temporary differences have given rise to deferred tax assets. At December 31, 2000 and June 30, 2001, the Company provided a valuation allowance against the entire deferred tax asset due to the uncertainty as to the realization of the asset. At December 31, 2000, the Company had net operating loss carryforwards of approximately $41,400,000 for federal income tax purposes, which began expiring in 2001, and research and development tax credit carryforwards of approximately $660,000, which began expiring in 2001, all of which are available to offset federal income taxes due in future periods. The provision for the second quarter of 2001 was entirely offset by the utilization of NOL carryforwards.


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


 Liquidity and Capital Resources

 At both December 31, 2000 and June 30, 2001, the Company held cash and cash equivalents of $3,200,000.

 The Company has invested in inventory to support sales of bulk products to a single customer. Receivables from this customer totaled $366,000 as of June 30, 2001. As of July 30, 2001, all of this balance had been collected.

 As of June 30, 2001, the Company had no material capital commitments.

 Pursuant to the Distributor and License Agreement with Medline Industries, Inc. ("Medline"), the Company is to receive $12,500,000 in base royalties over a five-year period. The Company received $875,000 under this agreement in its year ended December 31, 2000 and is scheduled to receive $3,375,000, $2,875,000, $2,375,000, $1,875,000 and $1,125,000 during the years ending
 December 31, 2001-2005, respectively. The Company is recognizing royalty income under this agreement on a straight-line basis. At June 30, 2001, the Company had received $1,166,667 more in royalties than it had recognized in income.

 In November 1997, the Company entered into an agreement with Comerica Bank-Texas for a $3,000,000 line of credit, secured by accounts receivable and inventory. As of June 30, 2001, there was $763,000 outstanding under this credit facility. This credit facility is also used to secure an $800,000 letter of credit to guarantee rental payments on a lease signed in January 2001.

 As a result of the current level of sales of raw materials produced at the Company's processing facility in Costa Rica, the Company's demand for Aloe vera L. leaves has exceeded and continues to exceed both the current and the normal production capacity of its farm. It has therefore been necessary for the Company to purchase Aloe vera L. leaves from other sources.

 Since March 1998, the Company has been an investor in Aloe and Herbs International, Inc., a Panamanian corporation ("Aloe & Herbs"), the owner of Rancho Aloe (C.R.), S.A., a Costa Rican corporation, which produces Aloe vera L. leaves and sells them to the Company at competitive, local market rates. This allows the Company to save approximately 50% on the per-kilogram cost of leaves as compared to the cost of importing leaves from other Central and South American countries.

 The Company loaned $487,000 to Aloe & Herbs during 1998. The Company reserved all of its loans to Aloe & Herbs at December 31, 1998, due to uncertainty regarding Aloe & Herbs' ability to meet significant mortgage obligations in 1999 and 2000. In April 2000, Aloe & Herbs refinanced its mortgage, removing the financial uncertainty related to that obligation. Therefore, the Company will recognize as other income all principal payments collected from Aloe & Herbs relating to this debt. During the quarter ended June 30, 2001, the Company collected $1,696 from Aloe & Herbs as payment on the debt.

 The Company believes that its available cash resources and expected cash flows from operations will provide the funds necessary to finance its current operations. However, the Company does not expect that its current cash resources will be sufficient to finance clinical studies and costs of filing new drug applications necessary to develop its products to their full commercial potential. Additional funds, therefore, may have to be raised through equity offerings, borrowings, licensing arrangements or other means, and there is no assurance that the Company will be able to obtain such funds on satisfactory terms when they are needed.

 In March 2001, the Board of Directors authorized the Company to repurchase up to one million shares of its outstanding Common Stock. The Company believes it has the financial resources necessary to repurchase shares from time to time pursuant to the Board's repurchase authorization.

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

 Second Quarter of 2001 Compared With Second Quarter of 2000

 Net sales were $4,330,000 in the second quarter of 2001, a decrease of $1,133,000, or 20.7%, compared with $5,463,000 in the second quarter of 2000. Net sales for Caraloe, Inc., the Company's consumer products subsidiary, decreased from $2,468,000 to $1,675,000. Caraloe sales to a single customer, which were primarily Manapol[R] powder, decreased from $1,997,000 in the second quarter of 2000 to $1,206,000 in the second quarter of 2001. Sales of the Company's wound and skin care products decreased 11.4%, due primarily to the impact of discounted pricing in the Distributor and License Agreement with Medline. While total revenues from the Company's wound and skin care products declined to $2,655,000 from $2,995,000 in 2000, unit volume increased 22.0% over the quarter ended June 30, 2000.

 Cost of sales decreased from $2,614,000 to $2,464,000, or 5.7%. As a percentage of sales, cost of sales increased from 47.9% in the second quarter of 2000 to 56.9% in the second quarter of 2001. This was due primarily to discounted pricing on wound care products as discussed above. Selling, general and administrative expenses decreased from $2,648,000 in
 the  second  quarter  of  2000 to  $1,204,000  in  2001.   The decrease  was
 primarily a result of Medline's assuming all costs of marketing the Company's wound and skin care products in the areas for which Medline is responsible, as well as reductions in expenses associated with streamlining all departments within the Company.

 Research and development expenses decreased to $614,000 from $692,000, or 11.2%. This was due to the impact of refocusing and prioritizing research projects.

 Other income of $7,000 in the second quarter 2001 was due to collection of amounts associated with debts from Aloe & Herbs as previously discussed and collections on debts from Aloe Commodities, Inc., also previously written off.

 Net interest income was $5,000 in the second quarter of 2001 as compared to $27,000 in the second quarter of 2000. The reduced investment income was primarily due to lower cash balances invested and significantly lower interest rates.

 Net income for the second quarter of 2001 was $60,000, compared with a net loss of $679,000 during the second quarter of 2000. Assuming dilution, the net income for the second quarter of 2001 was $0.01 per share, compared to a net loss of $0.07 per share for the same quarter of 2000.

 First Six Months of 2001 Compared With First Six Months of 2000

 Net sales were $8,987,000 in the first six months of 2001, compared with $12,588,000 in the first six months of 2000. This decrease of $3,601,000, or 28.6%, resulted from a decrease of $1,990,000 in sales of Caraloe, Inc., the Company's consumer products subsidiary, and a decrease in wound care sales of $1,611,000. Caraloe's sales to a single customer, which were primarily Manapol[R] powder, decreased from $5,077,000 in 2000 to $3,055,000 in 2001.

 While net wound care sales decreased from $6,696,000 in 2000 to $5,085,000 in 2001, or 24.0%, unit volume increased 13.2% in the six months ended June 30, 2001 over the same period in 2000. Decreased wound care sales were primarily due to the impact of discounted pricing in the Distributor and License Agreement with Medline.

 Cost of sales decreased from $6,244,000 in 2000 to $5,121,000 in 2001, or 17.9%. As a percentage of sales, cost of sales increased from 47.6% in the first six months of 2000 to 56.9% in the first six months of 2001. This was due primarily to discounted pricing on wound care products as discussed above.

 Selling, general and administrative expenses decreased to $2,434,000 in 2001 from $5,271,000 in 2000. The decrease was primarily a result of Medline's assuming all costs of marketing the Company's wound and skin care products in Medline's areas of responsibility, as well as reductions in expenses associated with streamlining all departments within the Company.

 Research and development expenses decreased to $1,188,000 in 2001 from $2,129,000 in 2000, or 44.2%. This decrease was primarily due to the cessation of the clinical trial of Aliminase[TM] in the first quarter of 2000 and refocusing and prioritizing research projects in 2001.

 Net interest income of $46,000 was realized in the first six months of 2000, versus net interest income of $16,000 in the first six months of 2001. The reduced investment income was primarily due to lower cash balances invested and significantly lower interest rates in 2001.

 Net income for the first six months of 2001 was $286,000, compared with a net loss of $1,208,000 for the first six months of 2000. Assuming dilution, the net income for the first six months of 2001 was $0.03 per share, compared to a net loss of $0.13 per share for the same period in 2000.

 The Company's Board of Directors authorized a repurchase of up to 1,000,000 shares of the Company's Common Stock during the first quarter of 2001. See "Liquidity and Capital Resources".

 Forward Looking Statements

 All statements other than statements of historical fact contained in this report, including but not limited to statements in this Management's Discussion and Analysis of Financial Condition and Results of Operations (and similar statements contained in the Notes to Condensed Consolidated Financial Statements) concerning the Company's financial position, liquidity, capital resources and results of operations, its prospects for the future and other matters, are forward-looking statements. Forward-looking statements in this report generally include or are accompanied by words such as "anticipate", "believe", "estimate", "expect", "intend", "will", "would", "should" or words of similar import. Such forward-looking statements include, but are not limited to, statements regarding the Company's ability to save approximately 50% on the per-kilogram cost of Aloe vera L. leaves by purchasing them from Rancho Aloe; the ability of Aloe & Herbs to repay the debt that it owes to the Company; the Company's belief that the claims of the Plaintiff identified under Item 1 of Part II of this report are without merit, and the Company's intention to vigorously defend itself against those claims; the adequacy of the Company's cash resources and cash flow from operations to finance its current operations; and the Company's intention, plan or ability to repurchase shares of its outstanding Common Stock.

 Although the Company believes that the expectations reflected in its forward-looking statements are reasonable, no assurance can be given that such expectations will prove correct. Factors that could cause the Company's results to differ materially from the results indicated by such forward-looking statements include but are not limited to the possibilities that the Company may be unable to obtain the quantity or quality of Aloe vera L. leaves it needs from Rancho Aloe at savings of approximately 50% of the per-kilogram cost charged by some other suppliers, that Aloe & Herbs may not be able to pay its debts to the Company, that the claims of parties with whom the Company is involved in litigation may not be without merit and the Company may be unable to resolve its disputes with third parties in a satisfactory manner, that the Company's cash resources and cash flow from operations may not be adequate to finance its current operations, that the Company may be unable to obtain the funds needed to carry out large scale clinical trials and other research and development projects, that the results of the Company's clinical trials may not be sufficiently positive to warrant continued development and marketing of the products tested, that new products may not receive required approvals by the appropriate government agencies or may not meet with adequate customer acceptance, that the Company may not be able to obtain financing when needed, that the Company may not be able to obtain appropriate licensing agreements for products that it wishes to market or products that it needs assistance in developing, that the Company may not be able to fund its operating costs from revenues and available cash resources, that one or more of the customers that the Company expects to purchase significant quantities of products from the Company or Caraloe may fail to do so, that competitive pressures may require the Company to lower the prices of or increase the discounts on its products, that other parties who owe the Company substantial amounts of money may be unable to pay what they owe the Company, that the Company's patents may not provide the Company with adequate protection, that the Company's manufacturing facilities may be inadequate to meet demand, that the Company's distributors may be unable to market the Company's products successfully, that the Company may be unable to reach satisfactory agreements with its important suppliers, that the Company may not be able to use its tax loss carryforwards before they expire, that the Company may not have sufficient financial resources necessary to repurchase shares of its outstanding Common Stock when it is desirable to do so, and that the Company may be unable to produce or obtain, or may have to pay excessive prices for, the raw materials or products it needs.

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


 Part II  OTHER INFORMATION

 Item 4  Legal Proceedings.

 On June 22, 2001, a lawsuit styled Swiss-American Products, Inc. v. G. Scott Vogel and Carrington Laboratories Inc., Cause No. 01-5163-A, was filed in the 193rd Judicial District Court of Dallas County, Texas. On June 25, 2001, the Company was served with this lawsuit, an Ex Parte Temporary Restraining Order, and an Order Appointing Independent Third Party Expert Pursuant to Temporary Restraining Order. The suit alleges, among other things, that Mr. Vogel (the Company's Vice President, Operations) improperly obtained proprietary information of Swiss-American Products, Inc. ("Plaintiff") from a former employer that manufactured products under contract for Plaintiff, and used that information on behalf of the Company, in breach of certain common law duties and a confidentiality agreement between his former employer and Plaintiff. The suit further alleges that Mr. Vogel and the Company ("Defendants") conspired to unlawfully disclose, convert and misappropriate Plaintiff's trade secrets.

 The suit seeks temporary and permanent injunctive relief, including a permanent injunction prohibiting Defendants from disclosing or using to Plaintiff's disadvantage any confidential proprietary information belonging to Plaintiff which Mr. Vogel allegedly obtained from his former employer, or from developing or marketing products based on Plaintiff's formulas or other information allegedly taken from Mr. Vogel's former employer. The suit also seeks to recover damages in an unspecified amount from Defendants.

 Defendants have filed a motion for sanctions against Plaintiff and its counsel for filing an affidavit containing statements that Defendants believe to be false and misleading and for making claims and seeking injunctive relief based in part on those statements.

 In addition, the Company has filed a counterclaim against Plaintiff, seeking to recover actual and exemplary damages for wrongful injunction and also seeking a declaratory judgment confirming the Company's right to manufacture for a third party a wound cleanser that is similar to a wound cleanser that Plaintiff has previously provided to that party.

 Following a hearing on July 30, 2001, the trial court entered an order setting the case for trial on July 30, 2002 and granting a temporary injunction that prohibits Defendants from (i) disclosing or using any of Plaintiff's confidential, proprietary or trade secret information; (ii) developing or marketing a wound cleanser product that is the same or substantially the same as reflected in a formula that is at issue in the lawsuit (although this prohibition expressly does not apply to products actively manufactured and sold by the Company before January 1, 2001 using the exact same formula then in effect); and (iii) destroying, concealing, altering, removing or disposing of any documents, files, computer data or other things relating to Plaintiff or Mr. Vogel's former employer, or containing or referring to trade secrets or confidential or proprietary information of Plaintiff or Mr. Vogel's former employer.

 The Company believes that Plaintiff's claims are without merit and intends to vigorously defend against those claims and pursue its counterclaim and motion for sanctions.


 Item 5.Submission of Matters to a Vote of Security Holders.

 At the 2001 Annual meeting of Shareholders held on May 17, 2001, the persons named below were re-elected to serve as directors of the Company for terms expiring at the 2004 annual meeting by the votes shown opposite their respective names:


 Nominee                         Shares Voted For  Shares Abstaining
 -------                         ----------------  -----------------
 Thomas J. Marquez                  7,743,102          314,497
 Selvi Vescovi                      7,576,566          481,033

 The other directors whose terms of office continued after the meeting are R. Dale Bowerman, whose term expires at the 2002 annual meeting, and George DeMott, Robert Fildes, Ph.D., and Carlton E. Turner, Ph.D.,D.Sc., whose terms expire at the 2003 annual meeting.

 The proposal to amend to the Company's Employee Stock Purchase Plan to increase the aggregate number of shares of Common Stock issuable under the plan from 500,000 to 1,000,000 shares was as approved by the holders of 3,163,432 shares, with the holders of 1,016,859 shares voting against approval and the holders of 1,016,859 shares abstaining.

 The proposal to amend to the provision of the Company's Employee Stock Purchase Plan relating to shareholder approval of amendments to the plan was approved by the holders of 2,992,160 shares, with the holders of 1,149,406 shares voting against approval and the holders of 86,064 shares abstaining.

 The proposal to amend to the Company's 1995 Stock Option Plan to increase the maximum term for which options may be granted to non-employee directors from four years to 10 years was approved by the holders of 2,803,059 shares, with the holders of 1,391,162 shares voting against approval and the holders of 33,409 shares abstaining.

 The proposal to ratify the appointment of Ernst & Young LLP as independent public accountants for the Company for the fiscal year ending December 31, 2001 was approved by the holders of 7,978,754 shares, with the holders of 65,019 shares voting against approval and the holders of 15,248 shares abstaining.

 No vote was taken on a shareholder proposal to request the Board of Directors to take action to declassify the Board of Directors and cause all directors to be elected annually, because the shareholder who had requested the inclusion of the proposal in the Company's proxy statement failed to appear at the annual meeting and submit the proposal for a vote.

 Item 6.Exhibits and Reports on Form 8-K.

        a.   Exhibits:

             10.1 Carrington Laboratories, Inc. Employee Stock Purchase Plan,
                  as amended through May 17, 2001.

             10.2 Carrington Laboratories,  Inc. 1995  Stock Option  Plan, As
                  Amended and Restated Effective January 15, 1998 And Further Amended Through May 17, 2001.


        b.   Reports on Form 8-K:

                  The Registrant did not file any reports on Form 8-K during the quarter ended June 30, 2001.

                                  SIGNATURES


 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         CARRINGTON LABORATORIES, INC.
                                         (Registrant)



 Date:     August 13, 2001               By: /s/ Carlton E. Turner
                                         ----------------------------
                                         Carlton E. Turner,
                                         President and C.E.O.
                                         (principal executive
                                         officer)



 Date:     August 13, 2001               By: /s/ Robert W. Schnitzius
                                         ----------------------------
                                         Robert W. Schnitzius,
                                         Chief Financial Officer
                                         (principal financial and
                                         accounting officer)

                              INDEX TO EXHIBITS



      Item  Description
       No.

      10.1 Carrington Laboratories, Inc. Employee Stock Purchase Plan, as amended through May 17, 2001.

      10.2 Carrington Laboratories, Inc. 1995 Stock Option Plan, As Amended and Restated Effective January 15, 1998 And Further Amended Through May 17, 2001.