Form 10-Q
period 2001-09-30
CARRINGTON LABORATORIES INC /TX/
filed 2001-11-13
CIK 718007

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549
                                  Form 10-Q


 (Mark One)
   ( x )  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 2001

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


                    APPLICABLE ONLY TO CORPORATE ISSUERS:

 Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date. 9,809,087 shares of Common Stock, $.01 par value, were outstanding at November 9, 2001.

                                    INDEX



                                                                  Page
                                                                  ----
      Part I.   FINANCIAL INFORMATION

           Item 1.   Financial Statements

                     Condensed Consolidated Balance Sheets
                     at September 30, 2001 (unaudited) and
                     December 31, 2000                              3

                     Condensed Consolidated Statements of
                     Operations for the three and nine
                     months ended September 30, 2001 and
                     2000 (unaudited)                              4-5

                     Condensed Consolidated Statements
                     of Cash Flows for the nine months
                     ended September 30, 2001 and 2000 (unaudited)  6

                     Notes to Condensed Consolidated Financial
                     Statements (unaudited)                        7-9

           Item 2.   Management's Discussion and Analysis of
                     Financial Condition and Results of
                     Operations                                    9-13

           Item 3.   Quantitative and Qualitative Disclosures
                     About Market Risk                              14

      Part II.  OTHER INFORMATION

           Item 1.   Legal Proceedings                              14

           Item 5.   Other Events                                   14

           Item 6.   Exhibits and Reports on Form 8-K               15

                        PART I - FINANCIAL INFORMATION

 Item 1.  Financial Statements

 Condensed Consolidated Balance Sheets
 (Dollar amounts in 000's)

                                             December 31,  September 30,
                                                 2000          2001
                                                ------        ------
                                                            (unaudited)
    Assets

 Cash and cash equivalents                     $ 3,200       $ 3,214
 Accounts receivable, net                        2,181         1,053
 Inventories                                     4,723         5,580
 Prepaid expenses                                  183           555
                                                ------        ------
    Total current assets                        10,287        10,402

 Property, plant and equipment, net             10,322        10,224
 Other assets                                       93           193
                                                ------        ------
    Total assets                               $20,702       $20,819
                                                ======        ======

 Liabilities and Shareholders' Investment

 Notes payable                                 $   763       $   763
 Accounts payable                                1,764           657
 Accrued liabilities                             1,068         1,102
 Deferred revenue                                  417           417
                                                ------        ------
    Total current liabilities                    4,012         2,939

 Deferred revenue, long-term                       250         1,000

 Shareholders' investment:
  Common stock                                      97            97
  Capital in excess of par value                52,319        52,396
  Deficit                                      (35,976)      (35,613)
                                                ------        ------
    Total shareholders' investment              16,440        16,880
                                                ------        ------
 Total liabilities and
    shareholders' investment                   $20,702       $20,819
                                                ======        ======


       The accompanying notes are an integral part of these statements.

 Condensed Consolidated Statements of Operations (unaudited)
 (Dollar amounts and shares in 000's, except per share amounts)



                                                 Three Months Ended
                                                    September 30,
                                                 2000          2001
                                                ------        ------

 Net sales                                     $ 4,997       $ 4,381
 Costs and expenses:
   Cost of sales                                 3,238         2,341
   Selling, general and administrative           2,387         1,368
   Research and development                        657           611
   Other income                                    (34)           (3)
   Interest, net                                   (23)          (13)
                                                ------        ------
 Income (loss) before income taxes              (1,228)           77
 Provision for income taxes                          0             0
                                                ------        ------
 Net income (loss)                             $(1,228)      $    77
                                                ======        ======
 Net income (loss) per share-
 basic and diluted                             $ (0.13)      $   .01
                                                ======        ======


       The accompanying notes are an integral part of these statements.

 Condensed Consolidated Statements of Operations (unaudited)
 (Dollar amounts and shares in 000's, except per share amounts)

                                                 Nine Months Ended
                                                   September 30,
                                                 2000          2001
                                                ------        ------

 Net sales                                     $17,586       $13,368
 Costs and expenses:
   Cost of sales                                 9,481         7,462
   Selling, general and administrative           7,657         3,802
   Research and development                      2,164         1,799
   Research and development, Aliminase[TM]
      clinical trial                               623           -
   Charge related to contract with supplier
      of freeze-dried products                     223           -
   Other income                                    (58)          (29)
   Interest, net                                   (69)          (29)
                                                ------        ------
 Income before income taxes                     (2,435)          363
 Provision for income taxes                          0             0
                                                ------        ------
 Net income (loss)                             $(2,435)      $   363
                                                ======        ======
 Net income (loss) per share-
   basic and diluted                           $ (0.26)      $  0.04
                                                ======        ======


 The accompanying notes are an integral part of these statements.

 Condensed Consolidated Statements of Cash Flows (unaudited)
 (Dollar amounts in 000's)

                                                   Nine Months Ended
                                                      September 30,
                                                   2000           2001
                                                  ------         ------
 Cash flows from operating activities
   Net loss                                      $(2,435)       $   363
   Adjustments to reconcile net loss to
     net cash provided (used) by
     operating activities:
      Depreciation and amortization                  790            772
      Provision for inventory obsolescence           135            135
      Changes in assets and liabilities:
        Receivables, net                           1,427          1,128
        Inventories                                  495           (992)
        Prepaid expenses                             146           (372)
        Other assets                                 208           (100)
        Accounts payable and accrued liabilities  (1,557)        (1,073)
        Deferred revenue                              -             750
                                                  ------         ------
   Net cash provided (used) by operating
     activities                                     (791)           611

   Cash flows from investing activities:
      Purchases of property, plant
      and equipment                                 (352)          (674)
                                                  ------         ------
   Net decrease cash used by investing activities   (352)          (674)

   Cash flows from financing activities:
      Issuances of common stock                      377             77
      Proceeds of note payable                       553             -
                                                  ------         ------
   Net cash provided by financing activities         930             77
                                                  ------         ------
   Net increase (decrease) in cash and
      cash equivalents                              (213)            14

   Cash and cash equivalents, beginning
      of period                                    2,453          3,200
                                                  ------         ------
   Cash and cash equivalents, end
      of period                                  $ 2,240        $ 3,214
                                                  ======         ======
   Supplemental disclosure of cash flow
     information
      Cash paid during the period for
        interest                                 $    18        $    47
      Cash paid during the period for
        federal, state and local income taxes    $    28        $    18


 The accompanying notes are an integral part of these statements.

 Notes to Condensed Consolidated Financial Statements (unaudited)

 (1)  Condensed Consolidated Financial Statements:

 The condensed consolidated balance sheet as of September 30, 2001, the condensed consolidated statements of operations for the three and nine month periods ended September 30, 2000 and 2001 and the condensed consolidated statements of cash flows for the nine month periods ended September 30, 2000 and 2001 have been prepared by the Company without audit. In the opinion of management, all adjustments (which include all normal recurring adjustments) necessary to present fairly the consolidated financial position, results of operations and cash flows at September 30, 2001 and for all periods presented have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.
 These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's annual report to shareholders or Form 10-K for the year ended December 31, 2000.

 (2)  Net Income (Loss) Per Share:

 Basic net income (loss) per share was computed by dividing net income (loss) by the weighted average number of common shares outstanding. The weighted average numbers of common shares outstanding for the quarters ended September 30, 2000 and 2001 were 9,614,000 and 9,747,000, respectively. The weighted average numbers of common shares outstanding for the nine month periods ended September 30, 2000 and 2001 were 9,538,000 and 9,722,000, respectively.

 In calculating the diluted net income (loss) per share for the nine month periods ended September 30, 2000 and 2001, no effect was given to options and warrants because the effect would be antidilutive.

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

 ----------------------------------------------------------------------------
 Quarter Ended                    Medical    Caraloe,
 September 30, 2000              Services      Inc.       Corporate    Total
 ----------------------------------------------------------------------------
 Sales to unaffiliated
  customers                       $2,946      $2,051      $    -      $ 4,997
 Income (loss) before
  income taxes                      (677)          8         (559)     (1,228)
 Identifiable assets              10,983       1,782        7,814      20,579
 Capital expenditures                 21          -           122         143
 Depreciation and
  amortization                       140          -           116         256

 ----------------------------------------------------------------------------
 Quarter Ended                    Medical    Caraloe,
 September 30, 2001              Services      Inc.       Corporate    Total
 ----------------------------------------------------------------------------
 Sales to unaffiliated
  customers                      $ 2,725     $ 1,656       $   -      $ 4,381
 Income (loss) before
  income taxes                       382         212         (517)         77
 Identifiable assets              11,796       1,221        7,802      20,819
 Capital expenditures                 -           -           301         301
 Depreciation and
  amortization                       146          -           120         266

 ----------------------------------------------------------------------------
 Nine Months Ended               Medical     Caraloe,
 September 30, 2000              Services       Inc.      Corporate    Total
 ----------------------------------------------------------------------------
 Sales to unaffiliated
  customers                       $9,642     $ 7,944      $   -       $17,586
 Income (loss) before
  income taxes                    (1,535)      1,468       (2,368)     (2,435)
 Capital expenditures                 59          -           293         352
 Depreciation and
  amortization                       443          -           347         790

 ----------------------------------------------------------------------------
 Nine Months Ended               Medical     Caraloe,
 September 30, 2001              Services       Inc.      Corporate    Total
 ----------------------------------------------------------------------------
 Sales to unaffiliated
  customers                      $ 7,810     $ 5,558           -      $13,368
 Income (loss) before
  income taxes                       873       1,017       (1,527)        363
 Capital expenditures                 -           -           674         674
 Depreciation and
  amortization                       431          -           341         772


 (4)  Income Taxes:

 The tax effects of temporary differences including net operating loss carryforwards have given rise to net deferred tax assets. At December 31, 2000, and September 30, 2001, the Company provided a valuation allowance against the entire deferred tax asset due to the uncertainty as to the realization of the asset. At December 31, 2000, the Company had net operating loss carryforwards of approximately $41,400,000 for federal income tax purposes, which expire beginning in 2001, and research and development tax credit carryforwards of approximately $660,000, which expire beginning in 2001, all of which are available to offset federal income taxes due in future periods. The entire income tax provision from the third quarter 2001 was offset by an decrease in the valuation allowance.
 (5)  Contingencies:

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

 Liquidity and Capital Resources:

 At December 31, 2000 and September 30, 2001, the Company held cash and cash equivalents of $3,200,000 and $3,214,000, respectively.

 The Company has invested in inventory to support sales of bulk products to a single customer. Receivables from this customer totaled $366,000 as of September 30, 2001. As of October 29, 2001 all of this balance had been collected.

 As of September 30, 2001, the Company had no material capital commitments.

 Pursuant to the Distributor and License Agreement with Medline Industries, Inc. ("Medline"), the Company is to receive $12,500,000 in base royalties over a five-year period. The Company received $875,000 under this agreement in its year ended December 31, 2000 and is scheduled to receive $3,375,000, $2,875,000, $2,375,000, $1,875,000 and $1,125,000 during the years ending
 December 31, 2001-2005, respectively. The Company is recognizing royalty income under this agreement on a straight-line basis. At September 30, 2001, the Company had received $1,417,000 more in royalties than it had recognized in income.

 In November 1997, the Company entered into an agreement with Comerica Bank-Texas for a $3,000,000 line of credit, secured by accounts receivable and inventory. As of September 30, 2001, there was $763,000 outstanding under this credit facility. This credit facility is also used to secure an $800,000 letter of credit to guarantee rental payments on a lease signed in January 2001.

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

 The Company loaned $487,000 to Aloe & Herbs during 1998. The Company reserved all of its loans to Aloe & Herbs at December 31, 1998, due to uncertainty regarding Aloe & Herbs' ability to meet significant mortgage obligations in 1999 and 2000. In April 2000, Aloe & Herbs refinanced its mortgage, removing the financial uncertainty. Therefore, the Company will recognize as other income all principal payments collected from Aloe & Herbs relating to this debt. During the quarter ended September 30, 2001, the Company collected $3,000 from Aloe & Herbs as payment on the debt.

 On October 22, 2001, the Company caused a new subsidiary named DelSite Biotechnologies, Inc. ("DelSite") to be incorporated in Delaware. DelSite will operate independently from the Company's research and development program and will be responsible for the research, development and marketing of the Company's new, patented drug delivery technology. This technology is based on the natural polymer CR1013, which is being developed to deliver a variety of drug candidates for injectable, oral or topical application through its proprietary controlled release formulations. The Company is currently in the process of completing the organization of DelSite and is studying various alternatives for obtaining the funds that will be needed to finance its activities.

 The Company believes that its available cash resources and expected cash flows from operations will provide the funds necessary to finance its current operations. However, the Company does not expect its current cash resources to be sufficient to finance the costs of research, product development, major clinical studies and new drug applications necessary to develop its and DelSite's products to their full commercial potential. Additional funds, therefore, may have to be raised through equity offerings, borrowings, licensing arrangements or other means, and there is no assurance that the Company or DelSite will be able to obtain such funds on satisfactory terms when they are needed.

 In March 2001, the Board of Directors authorized the Company to repurchase up to one million shares of its outstanding Common Stock. As of October 29, 2001, the Company had not repurchased any shares of its Common Stock under this program. The Company believes it has the financial resources necessary to repurchase shares from time to time pursuant to the Board's repurchase authorization.

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

 Third Quarter of 2001 Compared With Third Quarter of 2000

 Net sales were $4,381,000 in the third quarter of 2001, a decrease of $616,000, or 12.3%, compared with $4,997,000 in the third quarter of 2000. Sales of the Company's wound and skin care products decreased 7.5%, due primarily to the impact of discounted pricing in the Distributor and License Agreement with Medline. While total revenues in the quarter ended September 30, 2001 from the Company's wound and skin care products declined to $2,725,000 from $2,946,000 in 2000, unit volume was stable, remaining unchanged from the prior years level. Sales of Caraloe, Inc., the Company's consumer products subsidiary, decreased $395,000 to $1,656,000. Caraloe sales to a single customer, which are primarily Manapol[R] powder, decreased from $1,721,000 in the third quarter of 2000 to $1,098,000 in the third quarter of 2001. This decrease in sales was partially offset by a $228,000 increase in consumer sales and contract manufacturing.

 Cost of sales decreased from $3,238,000 to $2,241,000, or 27.7%. As a percentage of sales, cost of sales decreased from 64.8% in the third quarter of 2000 to 53.4% in the third quarter of 2001. This resulted from the reduction of costs at the Company's Costa Rican facility due to lower volumes, as well as increased efficiency at the U.S. operations.

 Selling, general and administrative expenses decreased from $2,387,000 in the third quarter of 2000 to $1,368,000 in 2001. The decrease was primarily a result of Medline's assuming all costs of marketing the Company's wound and skin care products in Medline's areas of responsibility, as well as reductions in expenses associated with streamlining all departments within the Company.

 Research and development expenses decreased to $611,000 from $657,000, or 7.0%. This was due to the impact of refocusing and prioritizing research projects.

 Other income of $3,000 in the third quarter 2001 was due to collection of amounts associated with debts from Aloe & Herbs as previously discussed and collections on debts from Aloe Commodities, Inc., also previously written off.

 Net interest income was $13,000 in the third quarter of 2001 as compared to $23,000 in the third quarter of 2000. The reduced investment income was primarily due to lower cash balances invested and significantly lower interest rates.

 Net income for the third quarter of 2001 was $77,000, compared with a net loss of $1,228,000 during the third quarter of 2000. The net income for the third quarter of 2001 was $0.01 per share, compared to the net loss of $0.13 per share for the same quarter of 2000.

 First Nine Months of 2001 Compared With First Nine Months of 2000

 Net sales were $13,368,000 in the first nine months of 2001, compared with $17,586,000 in the first nine months of 2000. This decrease of $4,218,000, or 23.9%, resulted from a decrease of $2,396,000 in sales of Caraloe, Inc., the Company's consumer products subsidiary, and a decrease of $1,832,000 in wound care sales. Caraloe's sales to a single customer, which were primarily Manapol[R] powder, decreased from $6,798,000 to $4,152,000, or 38.9%, in 2001.

 While net wound care sales decreased from $9,642,000 in 2001 to $7,810,000 in 2001, or 19.0%, unit volume increased 8.5% in the nine months ended September 30, 2001 over the same period in 2000. Decreased wound care sales were primarily due to the impact of discounted pricing in the Distributor and License Agreement with Medline.

 Cost of sales decreased from $9,481,000 to $7,462,000, or 21.3%. As a percentage of sales, cost of sales increased from 53.9% in the first nine months of 2000 to 55.8% in the first nine months of 2001. This was due primarily to discounted pricing on wound care products as discussed above, offset by increased efficiencies at the Company's U.S. operations and cost cutting at the Costa Rican facility associated with lower volume.

 Selling, general and administrative expenses decreased to $3,802,000 from $7,657,000 in 2001. The decrease was primarily a result of Medline's assuming all costs of marketing the Company's wound and skin care products in Medline's areas of responsibility, as well as reductions in expenses associated with streamlining all departments within the Company.

 Research and development expenses decreased to $1,799,000 in 2001 from $2,787,000 in 2000, or 35.5%. This decrease was primarily due to the cessation of the clinical trial of Aliminase[TM] in the first quarter of 2000 and refocusing and prioritizing research projects in 2001.

 Net interest income of $29,000 was realized in the first nine months of 2001, versus net interest income of $69,000 in the first nine months of 2000. The lower investment income was primarily due to lower cash balances invested and significantly lower interest rates in 2001.

 Net income for the first nine months of 2001 was $362,000, compared with a net loss of $2,435,000 for the first nine months of 2000. The net income for the first nine months of 2001 was $0.04 per share, compared to the net loss of $0.26 per share for the same period in 2000.

 During the first quarter of 2001, the Company's Board of Directors authorized a repurchase of up to 1,000,000 shares of the Company's Common Stock. See "Liquidity and Capital Resources".

 Forward Looking Statements

 All statements other than statements of historical fact contained in this report, including but not limited to statements in this Management's Discussion and Analysis of Financial Condition and Results of Operations (and similar statements contained in the Notes to Condensed Consolidated Financial Statements) concerning the Company's financial position, liquidity, capital resources and results of operations, its prospects for the future and other matters, and also including statements made in Part II of this report, are forward-looking statements. Forward-looking statements in this report generally include or are accompanied by words such as "anticipate", "believe", "estimate", "expect", "intend", "will", "would", "should" or words of similar import. Such forward-looking statements include, but are not limited to, statements regarding the Company's ability to save approximately 50% on the per-kilogram cost of Aloe vera L. leaves by purchasing them from Rancho Aloe; the ability of Aloe & Herbs to repay the debt that it owes to the Company; the Company's belief that the claims of the Plaintiff identified under Item 1 of Part II of this report are without merit, and the Company's intention to vigorously defend itself against those claims; the ability of the Company and/or DelSite to obtain sufficient funds to finance DelSite's proposed activities; the ability of DelSite to successfully exploit the Company's new drug delivery technology; the adequacy of the Company's cash resources and cash flow from operations to finance its current operations; and the Company's intention, plan or ability to repurchase shares of its outstanding Common Stock.

 Although the Company believes that the expectations reflected in its forward-looking statements are reasonable, no assurance can be given that such expectations will prove correct. Factors that could cause the Company's results to differ materially from the results indicated by such forward-looking statements include but are not limited to the possibilities that the Company may be unable to obtain the quantity or quality of Aloe vera L. leaves it needs from Rancho Aloe at savings of approximately 50% of the per-kilogram cost charged by some other suppliers, that Aloe & Herbs may not be able to pay its debts to the Company, that the claims of parties with whom the Company is involved in litigation may not be without merit and the Company may be unable to resolve its disputes with third parties in a satisfactory manner, that the Company's cash resources and cash flow from operations may not be adequate to finance its current operations, that the Company and or DelSite may be unable to obtain the funds needed to carry out large scale clinical trials and other research and development projects, that the results of the Company's clinical trials may not be sufficiently positive to warrant continued development and marketing of the products tested, that new products may not receive required approvals by the appropriate government agencies or may not meet with adequate customer acceptance, that the Company and or DelSite may not be able to obtain financing when needed, that the Company and or DelSite may not be able to obtain appropriate licensing agreements for products that it wishes to market or products that it needs assistance in developing, that the Company may not be able to fund its operating costs from revenues and available cash resources, that one or more of the customers that the Company expects to purchase significant quantities of products from the Company or Caraloe may fail to do so, that competitive pressures may require the Company to lower the prices of or increase the discounts on its products, that other parties who owe the Company substantial amounts of money may be unable to pay what they owe the Company, that the Company's patents may not provide the Company with adequate protection, that the Company's manufacturing facilities may be inadequate to meet demand, that the Company's distributors may be unable to market the Company's products successfully, that the Company may be unable to reach satisfactory agreements with its important suppliers, that the Company may not be able to use its tax loss carryforwards before they expire, that the Company may not have sufficient financial resources necessary to repurchase shares of its outstanding Common Stock when it is desirable to do so, or that the Company may be unable to produce or obtain, or may have to pay excessive prices for, the raw materials or products it needs.

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


 Part II   OTHER INFORMATION

 Item 1    Legal Proceedings:

 As reported in the Company's Form 10-Q Quarterly Report for the quarter ended March 31, 2001, on April 3, 2001, Arthur Singer, a former employee of the Company (the "Plaintiff"), filed a lawsuit entitled Arthur Singer vs. Carrington Laboratories, Inc. and Carlton Turner, No. CV-01-2084 in the United States District Court for the Eastern District of New York, Long Island Division. The suit alleges multiple causes of action against the Company and its chief executive officer (the "Defendants") and seeks to recover damages in excess of $4,000,000, plus legal fees and expenses. The Plaintiff, who was formerly employed by the Company as a sales representative, alleges among other things that the Company failed to pay the full amount of commissions owed to him; that the Defendants breached an alleged contract of employment with him; that the Company deprived him of the opportunity to exercise some vested stock options, prevented some of his unvested stock options from vesting and caused all of his options to expire earlier than they otherwise would have; and that the Defendants misrepresented that the Company intended to retain him as an employee, fraudulently induced him to remain in its employ and breached an implied covenant of fair dealing.

 On May 31, 2001, the Defendants filed a motion seeking to have the complaint dismissed or to have the case transferred to Texas. On August 28, 2001, the Defendants' motion to transfer was granted, and the case was transferred to the United States District Court for the Northern District of Texas, Dallas Division, as Case No. 01-CV-1776. The Company believes that the Plaintiff's claims are without merit and intends to defend the lawsuit vigorously.

 Item 5.   Other Events

 Dr. Robert A. Fildes, a member of the Board of Directors of the Company since 1991, resigned his position on the Board effective October 2, 2001. Dr. Fildes expressed interest in devoting his energies on behalf of the Company to the formation and activities of the Company's new subsidiary, DelSite Biotechnologies, Inc., and the continued development of the Company's drug delivery technology product, CR1013, which will be developed by DelSite. Dr. Fildes will continue to serve the Company as an independent consultant on the Company's drug delivery technology product, CR1013, which will be developed by the Company's new subsidiary, DelSite Biotechnologies, Inc. As of the date of this report, no one has been named to succeed Dr. Fildes as a director of the Company. See "Liquidity and Capital Resources" under Item 2 of this report for more information concerning DelSite.

 Item 6.   Exhibits and Reports on Form 8-K

      a.   Exhibits:

                None

      b.   Reports on Form 8-K:

           The Company did not file any reports on Form 8-K during the quarter ended September 30, 2001. However, on October 15, 2001, the Company filed a report on Form 8-K in which it reported, under Item 5 (Other Events), that the Company had renewed, extended, amended and restated its shareholder rights agreement by entering into an Amended and Restated Rights Agreement with American Stock Transfer & Trust Company, as Rights Agent, effective as of October 15, 2001.

                                  SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         CARRINGTON LABORATORIES, INC.
                                         (Registrant)



 Date:     November 12, 2001             By: /s/ Carlton E. Turner
                                         ----------------------------
                                         Carlton E. Turner,
                                         President and C.E.O.
                                         (principal executive
                                         officer)



 Date:     November 12, 2001             By: /s/ Robert W. Schnitzius
                                         ----------------------------
                                         Robert W. Schnitzius,
                                         Chief Financial Officer
                                         (principal financial and
                                         accounting officer)

                              INDEX TO EXHIBITS



      Item  Description
       No.
      ----  -----------
            No Exhibits