Form 10-K
period 2001-12-31
CARRINGTON LABORATORIES INC /TX/
filed 2002-03-28
CIK 718007

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549
                                  Form 10-K

                Annual Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

                 For the fiscal year ended December 31, 2001
                        Commission File Number 0-11997

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

      The aggregate market value of the Common Stock held by non-affiliates of the Registrant on March 18, 2002, was $21,112,810. (This figure was computed on the basis of the closing price of such stock on the NASDAQ National Market on March 18, 2002, using the aggregate number of shares held on that date by, or in nominee name for, shareholders who are not officers, directors or record holders of 10% or more of the Registrant's outstanding voting stock. The characterization of such officers, directors and 10% shareholders as affiliates is for purposes of this computation only and should not be construed as an admission for any other purpose that any of such persons are, in fact, affiliates of the Registrant.)

      Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

 9,833,713 shares of Common Stock, par value $.01 per share, were outstanding on March 18, 2002.

                     DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Registrant's proxy statement for its annual meeting of shareholders to be held on May 16, 2002 are incorporated by reference into
               Part III hereof, to the extent indicated herein.

                                    PART I

 ITEM 1.  BUSINESS.
          --------
                                   General
                                   -------
 Carrington Laboratories, Inc. ("Carrington" or the "Company") is a research-based biopharmaceutical, medical device and raw materials and nutraceutical company engaged in the development, manufacturing and marketing of naturally-derived complex carbohydrates and other natural product therapeutics for the treatment of major illnesses, the dressing and management of wounds and nutritional supplements. The Company is comprised of two business segments. See Note Twelve to the consolidated financial statements in this Annual Report for financial information about these business divisions. The Company sells prescription and nonprescription human and veterinary products through its Medical Services Division and consumer and bulk raw material products through its consumer products subsidiary, Caraloe, Inc. The Company's research and product portfolio are based primarily on complex carbohydrates isolated from the Aloe vera L. plant.

 The Company was incorporated  in Texas in  1973 as Ava  Cosmetics, Inc.   In
 1986, the Company sold the direct sales business it was then operating and changed its name to Carrington Laboratories, Inc.


                          Medical Services Division
                          -------------------------

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

 In response to changing market conditions, the Company decided during 2000 to redirect the distribution of its Medical Services products from multiple distributors to a single, sole-source distributor. As a result of this decision, the Company entered into an exclusive Distributor and License Agreement effective December 1, 2000 with Medline Industries, Inc.
 ("Medline"). Medline is now responsible for all sales and marketing and distribution efforts for Carrington's wound and skin care product lines. The Company also has a Supply Agreement with Medline that allows the Company to manufacture specific products where the Company can meet or reduce Medline's current purchase price.

 The Company maintains control of certain national pricing agreements which cover hospitals, alternate care facilities, home health care agencies and cancer centers. These agreements allow Medline representatives to make presentations in member facilities throughout the country.

 The Company has several distribution and licensing agreements for the sale of its products into international markets. The Company also sells wound care products into international markets on a non-contract, purchase order basis. Opportunities in the growing Internet market are also addressed through the Company's websites, www.carringtonlabs.com. and www.woundcare.com.

 The Company also markets Acemannan Immunostimulant[TM], a product fully licensed by the United States Department of Agriculture ("USDA") as an adjuvant therapy for certain cancers in dogs and cats. In addition, the Company markets several wound and skin care products to the veterinary market.

 In 1996, the Company signed an agreement with Farnam Companies, Inc., a leading veterinary marketing company, to promote and sell the CarraVet[R] product line, including Acemannan Immunostimulant[TM]. The CarraVet[R] product line currently consists of four products.


                               Consumer Health
                               ---------------

 Caraloe, Inc., a subsidiary of the Company ("Caraloe"), markets or licenses consumer products and bulk raw materials utilizing the Company's patented complex carbohydrate technology into the consumer health and nutritional products markets. Caraloe's premier product is Manapol[R] powder, a bulk raw material rich in complex carbohydrates. Manapol[R] powder is marketed to manufacturers of nutritional products who desire quality complex carbohydrate ingredients for their finished products. Caraloe also markets finished products containing Manapol[R] powder into domestic health and nutritional products markets through health food stores and over the Internet at www.AloeVera.com and into international markets on a non-contract, purchase order basis. In the fourth quarter of 2000, Caraloe introduced a new raw material, Hydrapol[TM], for use by cosmetic manufacturers. Caraloe also offers contract manufacturing services to the nutritional and skin care market.

 In 1997, Caraloe signed a non-exclusive supply agreement with a major customer to supply Manapol[R] powder. This agreement was renewed through July 2002 and contains monthly minimum purchase requirements. During 1999, 2000 and 2001, sales of Manapol[R] powder to this customer represented 41%, 38% and 30%, respectively, of the Company's total consolidated net sales.


                           Research and Development
                           ------------------------
                                   General
                                   -------

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

 The Company expended approximately $5,300,000, $3,602,000 and $2,442,000 on research and development in fiscal 1999, 2000 and 2001, respectively. Of the total expenditures for 1999, $2,866,000 reflect clinical trial costs associated with the Phase III trial in ulcerative colitis, which also accounted for approximately $623,000 of the 2000 expenditures. Basic research funding was decreased in 2001 by 18%.

 The Company's Research and Development group moved in August 2001 to its new laboratory facilities and began restructuring to better accomplish company goals to support current business. See "Item 2 Properties". The group was divided into two sections with the basic research and discovery personnel focusing on drug delivery and neutropenia while the remainder of personnel were organized to support business activities associated with wound care, nutriceuticals and contract manufacturing.

                        Basic and Preclinical Research
                        ------------------------------

 The Company believes that its products' functionality and/or pharmacological activity make them potential candidates for further development as pharmaceutical or therapeutic agents. In 2002, the Company's preclinical efforts will continue to focus on supporting existing business through developing proof of concept data for potential pharmaceutical partners. There is no assurance, however, that the Company will be successful in its efforts.

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

 In 1998, a new and unique complex carbohydrate (CR1013) was isolated from Aloe vera L. Basic proof of concept research is continuing on this material, which includes both pharmacology and toxicology studies. Selected studies have been completed through sponsored research at Texas A&M and Southern Research Institute. Pilot scale production has been accomplished and studies to refine the process are ongoing. The technology has varied utility, but the primary focus of research is in the area of drug delivery. Three patents covering this invention have been issued to the Company with two patents pending. The composition and process patent was issued in 1999. The Company formed DelSite Biotechnologies, Inc., a wholly owned subsidiary, in October 2001 as a vehicle to further the development of CR1013.

 Basic research studies also continued at the University of Nebraska evaluating the ability of one of the Company's research products to reverse the neutropenia effects of radiation treatment. Proof of concept studies to better understand the mechanism of action and product dose effects were completed in 2001. Further development opportunities are being explored and evaluated.

                            Human Clinical Studies
                            ----------------------

 Evaluation of  Carrington[R]  Oral  Wound Rinse  for  Pain  Associated  with
 Mucositis.

 In March 1997, the FDA cleared Carrington to market an Oral Wound Rinse for the management and relief of pain associated with mucositis and all types of oral wounds. A 20 patient trial of a new formulation for the product was completed in 2001. This trial evaluated the effectiveness and duration of effect of Carrington[R] Oral Wound Rinse. All patients in the trial reported that they experienced pain relief immediately upon use of the product and 80% reported the duration of relief was 4-6 hours.

 Evaluation of the SaliCept[TM] Oral Patch for Reduction in the Incidence of Dry Socket.

 An independent study conducted in 2000 that compared the incidence of alveolar osteitis ("AO", also known as dry socket) in patients treated with Gelfoam[R] soaked with an antibiotic or SaliCeptTM Patches was conducted in 2000. A retrospective evaluation was performed of 587 records of Gelfoam[R] treated patients compared to a prospective trial of 608 patients treated with SaliCept[TM] Patches. The SaliCept[TM] Patch significantly reduced the incidence of AO when compared to the antibiotic-soaked Gelfoam[R]. The study results were filed with the FDA and the Company was granted clearance by the agency in the fourth quarter 2001 to market the patch as a 510(k) device for management of AO.

                       Research and Development Summary
                       --------------------------------

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


                PRODUCTS AND POTENTIAL INDICATIONS DEVELOPED,
                         PLANNED OR UNDER DEVELOPMENT

 PRODUCT OR                   POTENTIAL
 POTENTIAL INDICATION         MARKET APPLICATIONS                STATUS
 --------------------         -------------------                ------
 Topical
 -------
   Dressings                  Pressure and Vascular Ulcers       Marketed
   Dressings                  Diabetic Ulcers, Surgical Wounds   Marketed
   Cleansers                  Wounds                             Marketed
   Anti-fungal                Cutaneous Fungal Infection         Marketed
   Hydrocolloids              Wounds                             Marketed
   Alginates                  Wounds                             Marketed

 Oral
 ----
   Human
      Pain Reduction          Mucositis                          Marketed

   Dental
     Pain Reduction           Aphthous Ulcers, Oral Wounds       Marketed
     Post Extraction Wounds   Oral Surgery                       Marketed

 Injectable
 ----------
   Human
    Neutropenia               Neutropenia associated             Discovery
                                with cancer

   CR1013                     Drug delivery                      Preclinical
   Veterinary
    Adjunct for cancer        Fibrosarcoma                       Marketed


                              Licensing Strategy
                              ------------------

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

                         Raw Materials and Processing
                         ----------------------------

 The principal raw material used by the Company in its operations is the leaf of the plant known as Aloe vera L. Through patented processes, the Company obtains several bulk freeze-dried aloe extracts from the central portion of the Aloe vera L. leaf known as the gel. A basic bulk mannan, Acemannan
 Hydrogel[TM], is used as an ingredient in certain of the Company's proprietary wound and skin care products.

 The Company owns a 405-acre farm in the Guanacaste province of northwest Costa Rica which currently has approximately 113 acres planted with Aloe vera L. The Company is currently performing a land reclamation project on the farm to increase productive acreage. Currently, the Company's need for leaves exceeds the supply of harvestable leaves from the Company's farm, requiring the purchase of leaves from other sources in Costa Rica at prices comparable to the cost of acquiring leaves from the Company's farm. The Company has entered into several supply agreements with local suppliers near the Company's factory. The Company anticipates that the local suppliers will be able to meet all of its requirements for leaves in 2002.

 The Company has a 24% ownership interest in Aloe and Herbs International, Inc., ("Aloe & Herbs"), a Panamanian corporation formed for the purpose of establishing an Aloe vera L. farm in Costa Rica. The Company has a leaf supply agreement with Rancho Aloe, S.A., a wholly owned subsidiary of Aloe & Herbs, which has a 5,000 acre farm in close proximity to the Company's farm. The agreement calls for a nominal price per kilogram of leaves supplied, with the final price payable to Rancho Aloe based upon the yield of the final product.

 In September 1999, the Company leased approximately 17.6 acres of land from Rancho Aloe for one year with provisions for automatic renewal in one-year increments unless terminated by the Company or Rancho Aloe, and planted its own Aloe vera L. plants on the leased plot due to the lack of additional productive land on its own farm. The lease was automatically renewed in 2001 for an additional year. The Company also pays a monthly fee for the maintenance of the plot.

 As of December 31, 2001, Rancho Aloe was providing an average of 74% of the Company's monthly requirement of leaves. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" for further information regarding the Company's relationship with Aloe & Herbs.

                                Manufacturing
                                -------------

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

                                 Competition
                                 -----------

 Research and Development. The biopharmaceutical field is expected to continue to undergo rapid and significant technological change. Potential competitors in the United States are numerous and include pharmaceutical, chemical and biotechnology companies. Many of these companies have substantially greater capital resources, research and development staffs, facilities and expertise (in areas including research and development, manufacturing, testing, obtaining regulatory approvals and marketing) than the Company. This competition can be expected to become more intense as commercial applications for biotechnology and pharmaceutical products increase. Some of these companies may be better able than the Company to develop, refine, manufacture and market products which have application to the same indications as the Company is exploring. The Company understands that certain of these competitors are in the process of conducting human clinical trials of, or have filed applications with government agencies for approval to market certain products that will compete with the Company's products, both in its present wound care market and in markets associated with products the Company currently has under development.

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

                           Governmental Regulation
                           -----------------------

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

                        Patents and Proprietary Rights
                        ------------------------------

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

 The Company also received the grant of European Patent Application under No. 0611304, having the date of publication and mention of the grant of the patent of September 15, 1999. This European Letters Patent claims the use of acetylated mannan for the regulation of blood cholesterol levels and for the removal of plaque in blood vessels. A patent was also issued in South Korea. Applications are pending in Canada and Japan.

 In addition, the Company obtained an  Australian Patent (Patent No.  718631, having an Accepted Journal Date of April 20, 2000) on Uses of Denture Adhesive Containing Aloe Extract. On June 20, 2000 Singapore granted the Company a patent on Bioactive Factors of Aloe Vera Plants (P-No. 51748).

 The Company received the grant of two U.S. patents (Patent No. 6,274,548 issued August 14, 2001, and Patent No. 6,313,103 issued November 6, 2001) associated with the use of pectins for purification, stabilization and delivery of certain growth factors. Other U.S. PCT applications on Aloe Pectin are pending. A U.S. patent application on growth factor and protease enzyme is also pending.

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

 The Company has given the trade name Carrasyn[R] to certain of its products containing acetylated mannans. The Company has filed a selected series of domestic and foreign trademark applications for the marks Manapol[R] powder, Carrisyn[R], Carrasyn[R] and CarraGauze[R]. Further, the Company has registered the trademark AVMP[R] Powder and the trade name Carrington[R] in the United States. In 1999, the Company obtained four additional registered trademarks in Brazil. The Company believes that its trademarks and trade names are valuable assets.

 In June 2000, the Company obtained registration in the United States of its mark AloeCeuticals[R] for its skin care products.

 In addition, applications for the registration marks ISG[TM], APEC[TM], GELSITE[TM] and ORAPATCH[TM] are pending in the U.S.

                                  Employees
                                  ---------

 As of January 31, 2002, the Company employed 181 persons, of whom 32 were engaged in the operation and maintenance of its Irving, Texas processing plant, 105 were employed at the Company's facility in Costa Rica and the remainder were executive, research, quality assurance, manufacturing, administrative, sales, and clerical personnel. Of the total number of employees, 75 were located in Texas, 105 in Costa Rica and one in Puerto Rico. The Company considers relations with its employees to be good. The employees are not represented by a labor union.

                                  Financing
                                  ---------

 In November 1997, the Company entered into a financing arrangement with Comerica Bank-Texas ("Comerica"). The agreement was composed of a $3,000,000 line of credit structured as a demand note without a stated maturity date and with an interest rate equal to the Comerica prime rate. The line of credit is collateralized by the Company's accounts receivable and inventory. This credit facility is used for operating needs, as required. As of December 31, 2001, there was a $763,000 balance owed to Comerica under the terms of the financing agreement.


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

 Warehouse, Distribution and Laboratory Facility. The Company has leased a 51,200 square foot building in close proximity to the Walnut Hill facility for a ten-year term to house its Research and Development Department, Quality Assurance and Quality Control Department and Warehouse and Distribution Center. The Company relocated those functions to this newly-leased facility in the third quarter of 2001.

 Costa Rica Facility. The Company owns approximately 405 acres of land in the Guanacaste province of northwest Costa Rica. This land is being used for the farming of Aloe vera L. plants and for a processing plant to produce bulk pharmaceutical and injectable mannans and freeze-dried extracts from Aloe vera L. used in the Company's operations. The processing plant became operational in 1993.


 ITEM 3.LEGAL PROCEEDINGS.

 On September 12, 2000, Nutraceutical Solutions, Inc., a company formed in March 2000 (the "Plaintiff"), filed a lawsuit (in the 28th Judicial District Court of Nueces County, Texas) against the Company and one of its employees (the "Defendants") alleging numerous causes of action relating to the Company's manufacturing and marketing of a product known as B-Complete[TM]. The Plaintiff alleges, among other things, that the Defendants began to market B-Complete[TM], which the Plaintiff alleges is identical to a product it acquired in May 2000 as part of its purchase of assets from a separate company in bankruptcy proceedings and infringes intellectual property rights that the Plaintiff acquired as part of the asset purchase.

 The suit was settled during 2001.

 As reported in the Company's Form 10-Q Quarterly Report for the quarter ended March 31, 2001, on April 3, 2001, Arthur Singer, a former employee of the Company (the "Plaintiff"), filed a lawsuit in the United States District Court for the Eastern District of New York, Long Island Division. The suit alleges multiple causes of action against the Company and its chief executive officer (the "Defendants") and seeks to recover damages in excess of $4,000,000, plus legal fees and expenses. The Plaintiff, who was formerly employed by the Company as a sales representative, alleges among other things that the Company failed to pay the full amount of commissions owed to him; that the Defendants breached an alleged contract of employment with him; that the Company deprived him of the opportunity to exercise vested stock options, prevented some of his unvested stock options from vesting and caused all of his options to expire earlier than they otherwise would have; and that the Defendants misrepresented that the Company intended to retain him as an employee, fraudulently induced him to remain in its employ and breached an implied covenant of fair dealing.

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

 On June 22, 2001, a lawsuit was filed by Swiss-American Products, Inc. ("The Plaintiff") against G. Scott Vogel and the Company in the 193rd Judicial District Court of Dallas County, Texas. The suit alleges, among other things, that Mr. Vogel, the Company's former Vice President, Operations, improperly obtained proprietary information of Swiss-American Products, Inc. from a former employer that manufactured products under contract for Plaintiff, and used that information on behalf of the Company, in breach of certain common law duties and a confidentiality agreement between his former employer and Plaintiff. The suit further alleges that Mr. Vogel and the
 Company ("Defendants") conspired to unlawfully disclose, convert and misappropriate Plaintiff's trade secrets.

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




 Fiscal 2000                            High          Low
 -----------                            ----          ----
 First Quarter                         $9.75         $2.00

 Second Quarter                         3.56          1.72

 Third Quarter                          2.38          1.63

 Fourth Quarter                         1.63          1.00


 Fiscal 2001                            High          Low
 -----------                            ----          ----
 First Quarter                         $1.38         $1.03

 Second Quarter                         1.68          1.00

 Third Quarter                          1.40          0.88

 Fourth Quarter                         1.13          0.84


 At March 18, 2002, there were 983 holders of record (including brokerage firms) of Common Stock.

 The Company has not paid any cash dividends on the Common Stock and presently intends to retain all earnings for use in its operations. Any decision by the Board of Directors of the Company to pay cash dividends in the future will depend upon, among other factors, the Company's earnings, financial condition and capital requirements.

 At a  meeting on  March 22,  2001,  the Board  of Directors  authorized  the repurchase of up to 1,000,000 shares, or approximately 10.3%, of the Company's outstanding Common Stock, dependent on market conditions. Under the authorization, purchases of Common Stock may be made on the open market or through privately negotiated transactions at such times and prices as are determined jointly by the Chairman of the Board and the President of the Company. The Board authorized the repurchase program based on its belief that the Company's stock is undervalued in light of the Company's future prospects and that it would be in the best interest of the Company and its shareholders to repurchase some of its outstanding shares. As of March 18, 2002, the Company had not repurchased any of its outstanding Common Stock.


 ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA.

 The selected consolidated financial data below should be read in conjunction with the consolidated financial statements of the Company and notes thereto and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations." The selected consolidated financial information for the five years ended December 31, 2001, is derived from the consolidated financial statements of the Company, of which the Statements have been audited by Ernst & Young LLP, independent public accountants.


                                                Years ended December 31,
 (Dollars and numbers of shares in    -----------------------------------------
 thousands except per share amounts)  1997    1998     1999     2000     2001
 ------------------------------------------------------------------------------
 OPERATIONS STATEMENT INFORMATION:
 Revenuue:
   Net sales                        $23,559  $23,625  $28,128  $22,833  $15,115
    Royalty income                        -        -        -      270    2,479
                                     ------   ------   ------   ------   ------
 Total revenue                       23,559   23,625   28,128   23,103   17,594
 Costs and expenses:
   Cost of sales                      9,530   10,870   13,640   12,782    9,803
   Selling, general and
     administrative                  10,814   10,254   10,346   10,162    5,016
   Research and development           3,006    2,589    2,434    2,979    2,442
   Research and development,
     Aliminase[TM] clinical trial
       expenses                           -        -    2,866      623        -
   Charges related to ACI and
     Aloe & Herbs                         -    1,750        -        -        -
   Charges related to Oregon
     Freeze Dry, Inc.                     -        -    1,042      223        -
   Interest income, net                 (37)    (233)    (105)     (80)     (32)
   Other income                           -        -      (62)    (110)     (13)
                                     ------   ------   ------   ------   ------
 Income (loss) before income taxes      246   (1,605)  (2,033)  (3,476)     378
     Provision for income taxes          20       10        -        -        -
                                     ------   ------   ------   ------   ------
 Net income (loss)                      226   (1,615)  (2,033)  (3,476)     378
 Dividends and income attributed
   to preferred shareholders            (70)       -        -        -        -
                                     ------   ------   ------   ------   ------
 Net income (loss) available to
   common shareholders              $   156  $(1,615) $(2,033) $(3,476) $   378
                                     ======   ======   ======   ======   ======
 Net income (loss) per common share
   - basic and diluted(1)           $  0.02  $ (0.17) $ (0.22) $ (0.36) $  0.04
                                     ======   ======   ======   ======   ======
 Weighted average shares used in
   per share computations             8,953    9,320    9,376    9,545    9,743


 BALANCE SHEET INFORMATION
   (as of December 31):

  Working capital                   $ 9,484  $ 9,716  $ 7,911  $ 6,275  $ 7,440
  Total assets                       25,796   24,247   23,493   20,702   21,217
  Total shareholders' investment    $22,826  $21,363  $19,504  $16,440  $16,929


 (1)  For a description of  the calculation of basic  and diluted net  income
      (loss) per share, see Note Eleven to the consolidated financial statements.


 ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

 Background
 ----------
 The Company  is  a  research-based biopharmaceutical,  medical  device,  raw materials and nutraceutical company engaged in the development, manufacturing and marketing of naturally-derived complex carbohydrates and other natural product therapeutics for the treatment of major illnesses, the dressing and management of wounds and nutritional supplements. The Company is comprised of two business segments. See Note Twelve to the consolidated financial statements for financial information about these business segments. The Company sells prescription and nonprescription human and veterinary products through its Medical Services Division and consumer and bulk raw material products through its consumer products subsidiary, Caraloe, Inc. The Company's research and product portfolio are based primarily on complex carbohydrates isolated from the Aloe vera L. plant.

 Liquidity and Capital Resources
 -------------------------------
 At December 31, 2001 and 2000, the Company held cash and cash equivalents of $3,454,000 and $3,200,000, respectively, an increase of $254,000. Net cash provided by operating activities in 2001 was $1,275,000, as compared to cash provided by operating activities in 2000 of $217,000. The Company received $3,375,000 in 2001 under its licensing agreement with Medline. See Part I for discussions regarding agreements with Medline. Significant cash outflows during 2001 included a $1,132,000 investment in property and equipment. Customers with significant accounts receivable balances at the end of 2001 included Mannatech, Inc. ($337,000) and Medline Industries ($863,000), and of these amounts, $1,150,000 has been collected as of March 7, 2002.

 As of December 31, 2001, the Company had no material capital commitments other than its leases and agreements with suppliers. In March 1998, the Company, with four other investors, formed Aloe and Herbs International Inc., a Panamanian corporation, with the sole intent of acquiring a 5,000-acre tract of land in Costa Rica to be used for the production of Aloe vera
 L. leaves to be sold to the Company at competitive, local market rates. This would allow the Company to save approximately 50% on the per-kilogram cost of leaves as compared to the cost of importing leaves from other Central and South American countries. Aloe & Herbs subsequently formed a wholly-owned subsidiary, Rancho Aloe (C.R.), S.A., a Costa Rica corporation, which acquired the land in April 1998. The Company provided a cash advance of $187,000, which is evidenced by a note receivable, due in installments, with payments being made monthly based upon farm production.

 The Company also advanced $300,000 to Aloe & Herbs in November 1998 for the acquisition of an irrigation system to improve production on the farm and allow harvesting of leaves year-round. The Company was also granted a five-year warrant to purchase 300,000 shares of common stock of Aloe & Herbs. In the fourth quarter of 1998, the Company fully reserved all amounts owed to it by Aloe & Herbs, in the total amount of $487,000, due to the start-up nature of the business. In 2001, the Company received payments totaling $37,000 from Aloe & Herbs against the amount due. The first shipment of leaves from Rancho Aloe to the Company was made in March 1999 and the Company purchased a total of $450,000 of Aloe vera L. leaves from Rancho Aloe 2001. The Company's interest in Aloe & Herbs at December 31, 2001 is approximately 24%.

 In November 1997, the Company entered into an agreement with Comerica Bank-Texas for a $3,000,000 line of credit, secured by accounts receivable and inventory. This credit facility had an outstanding balance of $763,000 at December 31, 2001 to fund operating needs.

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

 Management has identified the following accounting policies as critical. Our accounting policies are more fully described in Footnote 2 of the Financial Statements. The preparation of consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to revenues, product returns, bad debts and inventories. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

 The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements. The Company records estimated reductions to revenue for incentive offerings including promotions and other volume-based incentives as well as estimates for returns based upon recent history. If market conditions were to decline or inventory was in danger of expiring or becoming obsolete, the Company may take actions to increase customer incentive offerings possibly resulting in an incremental reduction of revenue at the time the incentive is offered. Additionally, if demand for the Company's product were to drop, the Company's distributors may request return of product for credit causing a need to re-evaluate and possibly increase the reserve for product returns. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The Company writes down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

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

 Impact of Inflation
 -------------------
 The Company does not believe that inflation has had a material impact on its results of operations.

 Fiscal 2001 Compared to Fiscal 2000
 -----------------------------------
 Total revenues were $17,594,000 in 2001, compared with $23,103,000 in 2000. Total sales of the Company's wound and skin care products in 2001 were $7,921,000 as compared to $11,971,000 in 2000. The decrease in wound and skin care revenue was primarily effected by the distribution agreement with Medline which significantly lowered the Company's selling prices for these products in exchange for Medline assuming all of the selling, marketing and distribution activities and the related costs, and paying the Company a royalty. The Company recorded royalty income of $2.5 million in 2001 related to this agreement. Partially offsetting this revenue reduction due to pricing was a 10% increase in unit volume in 2001 as compared to 2000. The Company also sells products to international distributors, primarily in Europe, and Central and South America. Total international sales in 2001 were $1,315,000 as compared to $1,343,000 in 2000. Included in the 2001 amount were sales of $386,000 of wound care products, which was a decrease of $153,000 from 2000.

 Sales of the Company's oral technology products increased from $68,000 in 2000 to $129,000 in 2001 because of significantly increased sales of the product to an international customer. Included in this line are products for the management of oral mucositis/stomatitis and oral lesions and ulcers.

 Of the 2001 total Caraloe sales, $5,367,000 was related to the sale of bulk Manapol[R] powder. Caraloe currently sells bulk Manapol[R] powder to a major customer under a three-year, non-exclusive supply and licensing agreement. The current agreement has been extended and expires in August 2003. Sales to this customer decreased from $8,794,000 in 2000 to $5,192,000 in 2001.

 In July 1999, Caraloe launched its new AloeCeuticals[R] line of immune-enhancing dietary supplements containing Manapol[R], which are available in liquid, capsule and tablet forms. These products are sold directly to health and nutrition stores and broker/distributors. They are also sold through the Company's Internet sites. Sales of these products in 2000 and 2001 totaled $446,000 and $538,000, respectively.

 Caraloe also continued to develop its contract manufacturing business during 2001. Caraloe manufactures a variety of products that can be filled using the Company's current equipment including gels, creams, lotions and drinks. Total contract manufacturing sales in 2001 were $1,144,000 compared with $779,000 in 2000.

 Cost of sales decreased from $12,782,000 in 2000 to $9,803,000 in 2001, or 23.3%. As a percentage of sales, cost of sales increased from 55.3% to 55.7%. The increase in the cost of goods sold percentage was largely attributable to lower wound care pricing as a result of the distribution agreement with Medline. Offsetting this was a change in product mix caused by the decline in lower margin Manapol[R] sales as well as increased efficiency in the operation of the Company's manufacturing plant in the United States.

 Selling, general and administrative expenses ("SG&A") decreased to $5,016,000 from $10,162,000, or 50.6%. Included in this decrease was a $4,550,000 reduction in selling and marketing expenses for wound care products directly related to the Medline Agreement and Medline's acquisition of the Company's sales force that existed on December 1, 2000. Additionally, the Company took advantage of the reduced administrative burdens of supporting the sales force by reducing costs in all departments affected by the reduction in sales personnel.

 Research and development ("R&D") expenses decreased to $2,442,000 in 2001 from $3,602,000 in 2000, or 32.2%. This decrease was primarily the result of a reduction of $623,000 in expenditures for the unsuccessful Aliminase[TM] clinical trial as well as refocusing efforts and priorities within the department. The Company continued its efforts in basic research during 2001, including work on a new and unique complex carbohydrate (CR1013) which has potential near-term utility in the area of drug delivery. Also included in total R&D activities during 2001 were various small clinical trials designed to collect data in support of the Company's products.

 Net interest income of $32,000 was realized in 2001 versus $80,000 in 2000, with the variance primarily due to lower interest rates in 2001.

 There was no provision for income taxes in 2001 due to the Company's utilization of net operating loss carryforwards. The Company has provided a valuation allowance against all deferred tax asset balances at December 31, 2001 and 2000 due to uncertainty regarding realization of the asset.

 The Company's net income for 2001 was $378,000, versus a net loss of $3,476,000 for 2000. The 2001 net income was due to the operating efficiencies occurring as a result of the distribution agreement with Medline Industries, lower production costs as well as increased unit sales in 2001 of the Company's wound and skin care products. 2001 results benefited from a one time gain of $200,000 from adjustments to state tax liabilities booked in prior periods. The loss in 2000 was primarily attributable to lower selling prices for wound care products and lower volumes of Manapol[R] sales, high selling and marketing costs for wound care products and final costs for the Aliminase Clinical Trial. The net income per share was $0.04 in 2001, compared to a net loss per share of $0.36 in 2000.

 Fiscal 2000 Compared to Fiscal 1999
 -----------------------------------
 Total revenues were $23,103,000 in 2000, compared with $28,128,000 in 1999. Sales of Manapol[R] by Caraloe in the form of raw materials and consumer nutritional products, decreased 14.7%, from $12,739,000 in 1999 to $10,862,000 in 2000. Total sales of the Company's wound and skin care products in 2000 were $11,971,000 as compared to $15,389,000 in 1999, primarily due to a significant reduction in pricing to maintain market competitiveness. While wound care sales declined 21.9% versus the prior year, unit volumes declined only 5%. The Company recorded $208,000 in royalty income related to the distribution agreement with Medline Industries in 2000.

 Total international sales in 2000 were $1,343,000 as compared to $1,423,000 in 1999. Included in the 2000 amount were sales of $539,000 of wound care products, which was a decrease of $621,000 from 1999.

 The Company's oral technology line included products for the management of oral mucositis/stomatitis and oral lesions and ulcers. Sales of these products decreased from $374,000 in 1999 to $68,000 in 2000 because of significantly lower sales of the product to an international customer. Sales of the Company's veterinary products increased from $47,000 in 1999 to $130,000 in 2000.

 Of the 2000 total Manapol[R] sales, $9,470,000 was related to the sale of bulk Manapol[R] powder. Caraloe currently sells bulk Manapol[R] powder to a major customer under a three-year, non-exclusive supply and licensing agreement. The current agreement, expires in August 2002. Sales to this customer decreased from $11,422,000 in 1999 to $8,794,000 in 2000.

 Caraloe launched its new AloeCeuticals[R] line of immune-enhancing dietary supplements containing Manapol[R] in July 1999, which are available in liquid, capsule and tablet forms. Sales of these products in 1999 and 2000 totaled $131,000 and $446,000, respectively.

 Caraloe also continued to develop its contract manufacturing business during 2000. Products manufactured include gels and creams utilizing customer-developed formulas. In September 1999, Caraloe began to produce nutritional beverages for a direct sales company selling nutritional products through a multi-level sales organization. Total contract manufacturing sales in 2000 under the agreements with these customers were $779,000 compared with $292,000 in 1999.

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

 In the fourth quarter of 1999, the Company determined that it could no longer satisfy the minimum purchase requirements of its agreement with Oregon Freeze Dry, Inc. ("OFD") and thus established a reserve of $1,042,000 to cover its estimated liability to. The Company increased the reserve by $223,000 in the second quarter of 2000.

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

 The Company's net loss for 2000 was $3,476,000, versus a net loss of $2,033,000 for 1999. The loss in 2000 is primarily attributable to lower selling prices for wound care products and lower volumes of Manapol[R] sales. The 1999 loss was due to the $2,866,000 in costs related to the Aliminase[TM] Clinical Trial and the $1,042,000 reserve for the OFD contract. The net loss per share was $0.36 in 2000, compared to a net loss per share of $0.22 in 1999.

 Forward Looking Statements
 --------------------------
 All statements other than statements of historical fact contained in this report, including but not limited to statements in this Management's Discussion and Analysis of Financial Condition and Results of Operations
 (and similar statements contained in the Notes to Consolidated Financial Statements) concerning the Company's financial position, liquidity, capital resources and results of operations, its prospects for the future and other matters, are forward-looking statements. Forward-looking statements in this report generally include or are accompanied by words such as "anticipate", "believe", "estimate", "expect", "intend", "will", "would", "should" or words of similar import. Such forward-looking statements include, but are not limited to, statements regarding the ability of local suppliers of Aloe vera L. leaves in Costa Rica to supply the Company's need for leaves; the condition, capacity and adequacy of the Company's manufacturing and laboratory facilities and equipment; the adequacy of the protection that the Company's patents provide to the conduct of its business operations; the adequacy of the Company's protection of its trade secrets and unpatented proprietary know-how; the Company's belief that the claims of the Plaintiffs identified under Item 3 of Part I of this report are without merit; the adequacy of the Company's cash resources and cash flow from operations to finance its current operations; and the Company's intention, plan or ability to repurchase shares of its outstanding Common Stock, to initiate, continue or complete clinical and other research programs, to obtain financing when it is needed, to fund its operations from revenue and other available cash resources, to enter into licensing agreements, to develop and market new products and increase sales of existing products, to obtain government approval to market new products, to file additional patent applications, to rely on trade secrets, unpatented proprietary know-how and technological innovation, to reach satisfactory resolutions of its disputes with third parties, to reach a satisfactory agreement with its supplier of freeze-dried products, to acquire sufficient quantities of Aloe vera L. leaves from local suppliers at significant savings, to collect the amounts owed to it by its distributors, customers and other third parties, and to use its tax loss carryforwards before they expire, as well as various other matters.

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


 ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

 Foreign Currency
 ----------------
 The Company's manufacturing operation in Costa Rica accounted for 40% of cost of sales for the year ended December 31, 2001. As a result, the Company's financial results could be significantly affected by factors such as changes in foreign currency exchange rates or economic conditions in Costa Rica. When the U.S. Dollar strengthens against the Costa Rica Colon, the cost of sales decreases. During 2001, the exchange rate from U.S. Dollars to Costa Rica Colones increased by 7% to 341 at December 31, 2001. The effect of an additional 10% strengthening in the value of the U.S. Dollar relative to the Costa Rica Colones would result in an increase of $64,200 in gross profit. The Company's sensitivity analysis of the effects of changes in foreign currency rates does not factor in a potential change in sales levels or local currency prices.

 Sales of products to foreign markets comprised 7.5% of sales for 2001. These sales are generally denominated in U.S. Dollars. The Company does not believe that changes in foreign currency exchange rates or weak economic conditions in foreign markets in which the Company distributes its products would have a significant effect on operating results. If sales to foreign markets increase in future periods, the effects could become significant.

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

                                   PART III


 ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

 The information required by Item 10 of Form 10-K is hereby incorporated by reference from the information appearing under the captions "Election of Directors," "Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive Proxy Statement relating to its 2002 annual meeting of shareholders, which will be filed pursuant to Regulation 14A within 120 days after the Company's fiscal year ended December 31, 2001.


 ITEM 11.  EXECUTIVE COMPENSATION.

 The information required by Item 11 of Form 10-K is hereby incorporated by reference from the information appearing under the caption "Executive Compensation" in the Company's definitive Proxy Statement relating to its 2002 annual meeting of shareholders, which will be filed pursuant to Regulation 14A within 120 days after the Company's fiscal year ended December 31, 2001.


 ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

 The information required by Item 12 of Form 10-K is hereby incorporated by reference from the information appearing under the captions "Security Ownership of Management" and "Principal Shareholders" in the Company's definitive Proxy Statement relating to its 2002 annual meeting of shareholders, which will be filed pursuant to Regulation 14A within 120 days after the Company's fiscal year ended December 31, 2001.


 ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

 The information, if any, required by Item 13 of Form 10-K is hereby incorporated by reference from the information appearing under the caption "Certain Transactions", if any, in the Company's definitive Proxy Statement relating to its 2002 annual meeting of shareholders, which will be filed pursuant to Regulation 14A within 120 days after the Company's fiscal year ended December 31, 2001.

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

    (3)    Exhibits.

           Reference is made to the Index to Exhibits on pages E-1 through E-11 for a list of all exhibits to this report.

 (b)       Reports on Form 8-K.

           The Company filed a Form 8-K Report dated March 20, 2002 to report certain amendments to its Employee Stock Purchase Plan.

                        CARRINGTON LABORATORIES, INC.
           INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES


 Consolidated Financial Statements of the Company:


      Consolidated Balance Sheets --
           December 31, 2000 and 2001                           F - 2


      Consolidated Statements of Operations -- years ended
           December 31, 1999, 2000 and 2001                     F - 3

      Consolidated Statements of Shareholders' Investment
           -- years ended December 31, 1999, 2000 and 2001      F - 4

      Consolidated Statements of Cash Flows -- years ended
           December 31, 1999, 2000 and 2001                     F - 5

      Notes to Consolidated Financial Statements                F - 6

      Financial Statement Schedule
           Valuation and Qualifying Accounts                    F - 16

      Report of Ernst & Young LLP, Independent Auditors         F - 17


 Consolidated Balance Sheets
 (Amounts in thousands, except share and per share amounts)

                                                         December 31,
                                                       2000        2001
                                                      -------     -------
 ASSETS:
 Current Assets:
      Cash and cash equivalents                      $  3,200    $  3,454
      Accounts receivable, net of allowance
        for doubtful accounts of $98 and
        $100 in 2000 and 2001, respectively             2,181       1,622
      Inventories                                       4,723       5,338
      Prepaid expenses                                    183         189
                                                      -------     -------
 Total current assets                                  10,287      10,603

 Property, plant and equipment, net                    10,322      10,404
 Other assets                                              93         210
                                                      -------     -------
 Total assets                                        $ 20,702    $ 21,217
                                                      =======     =======

 LIABILITIES AND SHAREHOLDERS' INVESTMENT:
 Current Liabilities:
      Note payable                                   $    763    $    763
      Accounts payable                                  1,764       1,099
      Accrued liabilities                               1,068         884
      Deferred revenue                                    417         417
                                                      -------     -------
 Total current liabilities                              4,012       3,163

 Deferred revenue, long-term                              250       1,125

 Commitments and contingencies

 SHAREHOLDERS' INVESTMENT:
 Common stock, $.01 par value, 30,000,000 shares
      authorized, 9,659,087 and 9,809,087 shares
      issued and outstanding at December 31,
      2000 and 2001, respectively                          97          98
 Capital in excess of par value                        52,319      52,429
 Deficit                                              (35,976)    (35,598)
                                                      -------     -------
 Total shareholders' investment                        16,440      16,929
                                                      -------     -------
 Total liabilities and shareholders' investment      $ 20,702    $ 21,217
                                                      =======     =======

 The accompanying notes are an integral part of these balance sheets.



 Consolidated Statements of Operations
 (Amounts in thousands, except per share amounts)


                                                 Years Ended December 31,
                                              -----------------------------
                                                1999       2000       2001
                                               ------     ------     ------
 Revenue:
   Net sales                                  $28,128    $22,833    $15,115
   Royalty Income                                   -        270      2,479
                                               ------     ------     ------
 Total Revenue                                 28,128     23,103     17,594
 Costs and expenses:
   Cost of sales                               13,640     12,782      9,803
   Selling, general and administrative         10,346     10,162      5,016
   Research and development                     2,434      2,979      2,442
   Research and development, Aliminase[TM]
      clinical trial expenses                   2,866        623          -
   Charges related to Oregon Freeze Dry, Inc.   1,042        223          -
   Interest income, net                          (105)       (80)       (32)
   Other income                                   (62)      (110)       (13)
                                               ------     ------     ------
 Net income (loss) before income taxes         (2,033)    (3,476)       378
 Provision for income taxes                         -          -          -
                                               ------     ------     ------
 Net income (loss)                            $(2,033)   $(3,476)   $   378
                                               ======     ======     ======


 Net income (loss) per share - basic and
 diluted                                      $ (0.22)   $ (0.36)   $  0.04
                                               ======     ======     ======

 The accompanying notes are an integral part of these statements.



 Consolidated Statements of Shareholders' Investment
 For the Years Ended December 31, 1999, 2000 and 2001
 (Amounts in thousands)


                                            Capital in               Total
                                            Excess of             Shareholders'
                              Common Stock  Par Value   Deficit    Investment
                              ------------  ---------   -------    ----------
                              Shares Amount
 ----------------------------------------------------------------------------
 Balance,
   January 1, 1999             9,350  $ 94   $51,736   $(30,467)     $21,363
 Issuance of common stock for
   employee stock purchase
   plan                           35     -       149          -          149
 Issuance of common stock for
   stock option plan              10     -        25          -           25
 Net loss                          -     -         -     (2,033)      (2,033)
 ----------------------------------------------------------------------------
 Balance,
   December 31, 1999           9,395    94    51,910    (32,500)      19,504
 Issuance of common stock for
   employee stock purchase
   plan                          170     2       173          -          175
 Issuance of common stock for
   stock option plan              94     1       236          -          237
 Net loss                          -     -         -     (3,476)      (3,476)
 ----------------------------------------------------------------------------
 Balance,
   December 31, 2000           9,659    97    52,319    (35,976)      16,440
 Issuance of common stock for
   employee stock purchase
   plan                          150     1       110          -          111
 Net Income                        -     -         -        378          378
                               -----   ---    ------    -------       ------
 Balance
   December 31, 2001           9,809  $ 98   $52,429   $(35,598)     $16,929
                               =====   ===    ======    =======       ======

 The accompanying notes are an integral part of these statements.



 Consolidated Statements of Cash Flows
 (Amounts in thousands)
                                                    Years Ended December 31,

                                                    1999       2000      2001
                                                   ------     ------    ------
 Cash flows from operating activities:
   Net income (loss)                              $(2,033)   $(3,476)  $   378
   Adjustments to reconcile net income (loss)
        to net cash provided by (used in)
        operating activities:
      Depreciation and amortization                 1,028      1,043     1,050
      Loss on disposal of assets                        -         65         -
      Charge related to Oregon Freeze Dry, Inc.     1,042        223         -
      Provision for inventory obsolescence              -        316        91
   Changes in operating assets and liabilities:
      Accounts receivable, net                       (729)     1,508       559
      Inventories                                    (215)       294      (706)
      Prepaid expenses                               (177)       390        (6)
      Other assets                                    (11)       515      (117)
      Accounts payable and accrued liabilities        206     (1,328)     (849)
      Deferred revenue                                  -        667       875
                                                   ------     ------    ------
   Net cash provided by (used in)
     operating activities                            (889)       217     1,275
 Cash flows from investing activities:
   Purchases of property, plant and equipment        (963)      (445)   (1,132)
                                                   ------     ------    ------
      Net cash used in investing activities          (963)      (445)   (1,132)
 Cash flows from financing activities:
   Issuances of common stock                          174        412       111
   Proceeds of short-term debt                        200        563         -
                                                   ------     ------    ------
      Net cash provided by financing
        activities                                    374        975       111
                                                   ------     ------    ------
 Net increase (decrease) in cash and cash
   equivalents                                     (1,478)       747       254
 Cash and cash equivalents at beginning of year     3,931      2,453     3,200
                                                   ------     ------    ------
 Cash and cash equivalents at end of year         $ 2,453    $ 3,200   $ 3,454
                                                   ======     ======    ======
 Supplemental Disclosure of Cash Flow
   Information
   Cash paid during the year for interest         $     7    $    40   $    58
   Cash paid during the year for income taxes           -          -         -


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

 The Company's Medical Services Division offers a comprehensive line of human wound management products to hospitals, nursing homes, alternative care facilities and the home health care market and also offers vaccines and wound and skin care products to the veterinary market. The Company and Medline Industries, Inc. ("Medline") entered into a Distributor and License Agreement dated November 3, 2000, under which the Company granted to Medline the exclusive right, subject to certain limited exceptions, to distribute all of the Company's wound and skin care products (the "Products") in the United States, Canada, Puerto Rico and the Virgin Islands for a term of five years that began December 1, 2000. The agreement provides that Carrington will continue to manufacture its existing line of Products and sell them to Medline at specified prices. The prices, which are generally firm for the first two years of the contract term, are thereafter subject to adjustment not more than once each year to reflect increases in manufacturing cost.

 The agreement also grants Medline a nonexclusive license to use certain of the Company's trademarks in connection with the marketing of the Products. In addition, it permits Medline, if it so elects, to use those trademarks in connection with the marketing of various Medline products and other products not manufactured by the Company (collectively, "Other Products").

 The agreement requires Medline to pay the Company a base royalty totaling $12,500,000 in quarterly installments that began on December 1, 2000. In addition to the base royalty, if Medline elects to market any of the Other Products under any of the Company's trademarks, Medline must pay the Company a royalty of between one percent and five percent of Medline's aggregate annual net sales of the Products and the Other Products, depending on the amount of the net sales, except that the royalty on certain high volume commodity products will be two percent.

 Caraloe, Inc., a subsidiary, markets or licenses consumer products and bulk raw material products. Principal sales of Caraloe, Inc., are bulk raw material products which are sold to United States manufacturers who include the high quality extracts from Aloe vera L. in their finished products.

 The Company formed a subsidiary, DelSite Biotechnologies, Inc., in October 2001 as a vehicle to further the development of CR1013, a complex carbohydrate that the Company is developing for use as a drug delivery system.

 The Company's products are produced at its plants in Irving, Texas and Costa Rica. A portion of the Aloe vera L. leaves used for manufacturing the Company's products are grown on a Company-owned farm in Costa Rica. The remaining leaves are purchased from other producers in Costa Rica.


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

 FEDERAL INCOME TAXES. The Company uses the liability method of accounting for income taxes. Under this method, deferred income taxes are recorded to reflect the tax consequences of differences between the tax basis of assets and liabilities and the financial reporting basis. Valuation allowances are provided against net deferred tax assets when it is more likely than not, based on available evidence, that assets may not be realized.

 RESEARCH AND DEVELOPMENT. Research and development costs are expensed as incurred. Certain laboratory and test equipment determined to have alternative future uses in other research and development activities has been capitalized and is depreciated as research and development expense over the life of the equipment.

 ADVERTISING. Advertising expense is charged to operations in the year in which such costs are incurred. Advertising expense has not been significant for 1999, 2000 or 2001.

 STOCK-BASED COMPENSATION. The Company has elected to follow APB Opinion No. 25, "Accounting for Stock Issued to Employees," in the primary financial statements and to provide supplementary disclosures required by Financial Accounting Standards Board ("FASB") Statement No. 123, "Accounting for Stock-Based Compensation" (see Note Seven).

 NET INCOME (LOSS) PER SHARE. Basic net income (loss) per share is based on the weighted average number of shares of common stock outstanding during the year and excludes any dilutive effects of options, warrants and convertible securities. Diluted net income (loss) per share includes the effects of options, warrants and convertible securities unless the effect is antidilutive.

 USE OF ESTIMATES. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

 RECLASSIFICATIONS. Certain prior year amounts have been reclassified to conform to the current year presentation.

 RECENT ACCOUNTING PRONOUNCEMENTS. In August 2001, the FASB issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses the financial accounting and reporting for the impairment or disposal of long-lived assets and supercedes FASB Statement No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," and the accounting and reporting provisions of
 Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations for a Disposal of a Segment of a Business." The Company will adopt Statement No. 144 as of January 1, 2002 and does not expect the adoption of this statement will have a significant impact on the Company's financial position or results of operations.


 NOTE THREE.  INVENTORIES

 The following summarizes the components of inventory at December 31, 2000 and 2001, in thousands:


                                                  2000         2001
 ------------------------------------------------------------------
 Raw materials and supplies                     $1,768       $2,041
 Work-in-process                                   878          910
 Finished goods                                  2,077        2,387
 ------------------------------------------------------------------
 Total                                          $4,723       $5,338
 ------------------------------------------------------------------

 The inventory balances  are net  of $441,000  and $516,000  of reserves  for
 obsolete  and  slow  moving  inventory  at  December  31,  2000   and  2001,
 respectively.


 NOTE FOUR.  PROPERTY, PLANT AND EQUIPMENT

 Property, plant and equipment consisted of the following at December 31, 2000 and 2001, in thousands:
                                                     Estimated
                                  2000      2001     Useful Lives
 ------------------------------------------------------------------
 Land and improvements           $1,389    $1,391
 Buildings and improvements       8,889     8,618    7 to 25 years
 Furniture and fixtures             589       603    4 to 8 years
 Machinery and equipment          6,982     7,800    3 to 10 years
 Leasehold improvements             214       783    1 to 3 years
 Equipment under capital leases     114       114    4 years
 ------------------------------------------------------------------
 Total                           18,177    19,309
 Less accumulated depreciation
   and amortization               7,855     8,905
 ------------------------------------------------------------------
 Property, plant and
   equipment, net               $10,322   $10,404
                                 ======    ======


 The Company's net investment in property, plant and equipment in Costa Rica at December 31, 2000 and 2001 was $4,251,000 and $3,847,000, respectively.


 NOTE FIVE.  ACCRUED LIABILITIES

 The following summarizes significant components of accrued liabilities at December 31, 2000 and 2001, in thousands:

                                             2000           2001
 ------------------------------------------------------------------
 Accrued payroll                           $  440           $270
 Accrued Insurance                             91             81
 Accrued taxes                                249            230
 Accrued Professional Fees                      -             70
 Other                                        288            233
 ------------------------------------------------------------------
 Total                                     $1,068           $884
 ------------------------------------------------------------------


 NOTE SIX.  LINE OF CREDIT

 The Company has an agreement with a bank for a $3 million line of credit, collateralized by accounts receivable and inventory. The interest rate is equal to the bank's prime rate (4.75% at December 31, 2001). As of December 31, 2001 there was $763,000 outstanding on the credit line and the Company had $1,437,000 credit available for operations.


 NOTE SEVEN.  COMMON STOCK

 SHARE PURCHASE RIGHTS PLAN The Company has a share purchase rights plan which provides, among other rights, for the purchase of common stock by certain existing common stockholders at significantly discounted amounts in the event a person or group acquires or announces the intent to acquire 15% or more of the Company's common stock. The rights expire in 2011 and may be redeemed at any time at the option of the Board of Directors for $.001 per right.

 EMPLOYEE STOCK PURCHASE PLAN. The Company has an Employee Stock Purchase Plan under which employees may purchase common stock at a price equal to the lesser of 85% of the market price of the Company's common stock on the last business day preceding the enrollment date (defined as January 1, April 1, July 1 or October 1 of any plan year) or 85% of the market price on the last business day of each month. A maximum of 1,000,000 shares of common stock was reserved for purchase under this Plan. As of December 31, 2001, a total of 475,000 shares had been purchased by employees at prices ranging from $0.85 to $29.54 per share.

 STOCK OPTIONS. The Company has an incentive stock option plan which was approved by the shareholders in 1995 under which incentive stock options and nonqualified stock options may be granted to employees, consultants and non-employee directors. Options are granted at a price no less than the market value of the shares on the date of the grant, except for incentive options to employees who own more than 10% of the total voting power of the Company's common stock, which must be granted at a price no less than 110% of the market value. Employee options are normally granted for terms of 10 years. Options granted prior to December 1998 normally vested at the rate of 25% per year beginning on the first anniversary of the grant date. Options granted in or subsequent to December 1998 normally vest at the rate of 33-1/3% per year beginning on the first anniversary of the grant date, but certain options granted in December 1998, 1999 and 2001 were 25%, 50% or 100% vested on the grant date, with the remainder of each option vesting in equal installments on the first, second and third anniversaries of the grant date. Options to non-employee directors have terms of four years and are 100% vested on the grant date. The Company has reserved 1,500,000 shares of common stock for issuance under this plan. As of December 31, 2001, options to purchase 12,000 shares were available for future grants under the plan.

 The following summarizes stock option activity for each of the three years in the period ended December 31, 2001 (shares in thousands):

                                                            Weighted
                                                            Average
                                                            Exercise
                               Shares    Price Per Share     Price
 -------------------------------------------------------------------
 Balance, January 1, 1999       1,388    $ 2.50 to $28.75     $ 4.58
    Granted                       345    $ 2.06 to $ 3.63     $ 2.41
    Lapsed or canceled           (316)   $ 2.50 to $27.00     $ 4.71
    Exercised                     (10)   $ 2.50 to $ 2.50     $ 2.50
 -------------------------------------------------------------------
 Balance, December 31, 1999     1,407    $ 2.06 to $28.75     $ 4.05
    Granted                       263    $ 1.31 to $ 2.03     $ 1.35
    Lapsed or canceled           (333)   $ 2.06 to $28.75     $ 3.35
    Exercised                     (94)   $ 2.50 to $ 4.81     $ 2.58
 -------------------------------------------------------------------
 Balance, December 31, 2000     1,243    $ 1.31 to $28.75     $ 3.78
    Granted                       345    $ 1.05 to $ 1.37     $ 1.17
    Lapsed or canceled           (215)   $ 1.25 to $27.00     $ 3.94
 -------------------------------------------------------------------
 Balance, December 31, 2001     1,373    $ 1.05 to $28.75     $ 3.11
 -------------------------------------------------------------------
 Options exercisable at
    December 31, 1999             553    $ 2.50 to $28.75     $ 4.68
 -------------------------------------------------------------------
 Options exercisable at
    December 31, 2000             605    $ 2.03 to $28.75     $ 4.86
 -------------------------------------------------------------------
 Options exercisable at
    December 31, 2001             902    $ 1.31 to $28.75     $ 3.78
 -------------------------------------------------------------------


 The following table summarizes information about stock options outstanding at December 31, 2001:

                        Options Outstanding         Options Exercisable
                    ------------------------------  -------------------
                            Weighted
                            Average      Weighted            Weighted
                            Remaining    Average             Average
    Range of                Contractual  Exercise            Exercise
 Exercise Prices   Shares   Life         Price     Shares    Price
  ---------------------------------------------------------------------
 $1.05 to $ 5.25    1,259    6.95 years   $2.86       788       $3.06
  6.00 to  28.75      114    4.93 years    8.71       114        8.71
  --------------    -----    ----------   -----       ---       -----
 $1.05    $28.75    1,373    6.78 years   $3.78       902       $3.78
  ==============    =====    ==========   =====       ===       =====

 The Company accounts for employee stock-based compensation under APB Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost been determined based on the fair value of options at their grant dates consistent with the method of FASB Statement No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), the Company's net income (loss) and diluted net income (loss) per share would have been the following pro forma amounts:

 -------------------------------------------------------------------
                                        1999       2000      2001
 -------------------------------------------------------------------
 Net income (loss) (in thousands):
      As reported                     $(2,033)   $(3,476)   $  378
      Pro forma                        (3,485)    (4,650)      (83)

 Diluted net income (loss)
   per share:
      As reported                     $ (0.22)   $ (0.36)   $ 0.04
      Pro forma                         (0.37)     (0.49)    (0.01)
 -------------------------------------------------------------------


 The fair value of each option granted was estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants to employees in 1999, 2000, and 2001, respectively: risk-free interest rates of 6.00%, 5.99% and 5.09%; expected dividend yields of 0%; expected volatility of 74.0%, 89.3% and 89.7% and expected lives of 10 years. The weighted average fair values of options granted were $0.64, $1.37 and $1.03 in 1999, 2000, and 2001, respectively.

 STOCK WARRANTS.   From time  to time, the  Company has  granted warrants  to purchase common  stock  to  the Company's  research  consultants  and  other
 persons rendering  services to  the Company.   The  exercise  price of  such
 warrants was normally the market price  or in excess of the market  price of
 the common stock  at date  of issuance.   The  following summarizes  warrant
 activity for each of the years in the period ending December 31, 2001 (shares in thousands):
                                                         Weighted
                                                          Average
                           Shares     Price Per Share    Exercise
                                                            Price
 ----------------------------------------------------------------
 Balance, January 1, 1999     65     $ 3.50 to $20.13     $ 6.24
 ----------------------------------------------------------------
 Balance, December 31, 1999   65     $ 3.50 to $20.13     $ 6.24
   Lapsed or canceled        (10)    $ 3.50 to $20.13     $ 6.24
 ----------------------------------------------------------------
 Balance, December 31, 2000   55     $ 3.50 to $20.13     $ 5.01
 ----------------------------------------------------------------
 Balance, December 31, 2001   55     $ 3.50 to $20.13     $ 5.01
 ----------------------------------------------------------------
 Warrants exercisable at
   December 31, 2001          55     $ 3.50 to $20.13     $ 5.01
 ----------------------------------------------------------------

 Warrants outstanding at December 31, 2001 had a weighted average remaining contractual life of 2.38 years.

 COMMON STOCK RESERVED At December 31, 2001 the Company had reserved a total of 1,966,000 common shares for future issuance relating to the employee stock purchase plan, stock option plan and stock warrants disclosed above.


 NOTE EIGHT.  COMMITMENTS AND CONTINGENCIES

 The Company conducts a significant portion of its operations from an office/ warehouse/distribution facility under an operating lease that expires in 2011. In addition, the Company leases certain office equipment under operating leases that expire over periods up to 2003. The Company's commitments under noncancellable operating leases as of December 31, 2001 were as follows, in thousands:


 Years Ending December 31,
 -------------------------------------------------------------------
 2002                                                $  586
 2003                                                   562
 2004                                                   523
 2005                                                   523
 2006                                                   523
 Thereafter                                           2,881
 -------------------------------------------------------------------
 Total minimum lease payments                        $5,598
 -------------------------------------------------------------------

 Total rental expense under operating leases was $455,000, $661,000 and $663,000 for the years ended December 31, 1999, 2000 and 2001, respectively.

 In February 1995, the Company entered into a commitment to purchase $2.5 million of freeze-dried products from Oregon Freeze Dry, Inc. ("OFD") over a 66-month period ending in August 2000. In the fourth quarter of 1999, the Company determined that it could no longer satisfy the minimum purchase requirements of the agreement and thus the Company established a reserve of $1,042,000 for estimated losses under this contract. In the second quarter of 2000, this reserve was increased by $223,000.

 From time to time in the normal course of business, the Company is party to various matters involving claims or possible litigation. Management believes the ultimate resolution of these matters will not have a material adverse effect on the Company's financial position or results of operations.

 The Company had outstanding a letter of credit in the amount of $800,000 which is used as security on the Company's distribution and research facility.


 NOTE NINE.  INCOME TAXES

 The tax effects of temporary differences that gave rise to deferred tax assets and deferred tax liabilities at December 31, 2000 and 2001 were as follows, in thousands:

                                             2000          2001
 ---------------------------------------------------------------
 Net operating loss carryforward           $14,699      $ 12,965
 Research and development
    and other credits                          661           478
 Property, plant and equipment                 282           340
 Patents                                       270            -
 Inventory                                     368           394
 Other, net                                   (257)           78
 Bad debt reserve                              467           452
 Deferred income                               227           524
 ACI Stock Valuation                           204           204
 Accrued liability                              -             89
 Less - Valuation allowance                (16,921)      (15,524)
                                            ------       -------
                                           $     0      $      0
                                            ======       =======

 The Company has provided a valuation allowance against the entire net deferred tax asset at December 31, 2000 and 2001 due to the uncertainty as to the realization of the asset.

 The provision (benefit) for income taxes for the three years in the period ended December 31, 2001 was offset by changes in the valuation reserve. For the years ended December 31, 1999 and 2000, the benefit which would be expected for losses incurred in each year was offset by increases in the valuation reserve.

 At December 31, 2001, the Company had net operating loss carryforwards of approximately $38.7 million for federal income tax purposes, which begin to expire in 2002, and research and development tax credit carryforwards of approximately $478,000, which begin to expire in 2002, all of which are available to offset federal income taxes due in future periods. A $2.6 million net operating loss carryforward expired during the year ended December 31, 2001. Additionally, $87,000 in research and development tax credits expired in 2000. The Company has approximately $28,000 in alternative minimum tax credits which do not expire.


 NOTE TEN.  CONCENTRATIONS OF CREDIT RISK

 Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of trade accounts receivable. The Company's customers are not concentrated in any specific geographic region but are concentrated in the health care industry. Significant sales were made to three customers. Owens & Minor accounted for 9% and 10% of the Company's net sales in 1999 and 2000, respectively. Sales to Mannatech, Inc., accounted for 41%, 38%, and 30% of the Company's net sales in 1999, 2000, and 2001, respectively. Accounts receivable from Mannatech represented 21% of gross accounts receivable at December 31, 2001. Sales to Medline Industries, Inc., accounted for 35% of the Company's sales during 2001. Accounts receivable from Medline represented 53% of the Company's gross accounts receivable at December 31, 2001. The Company performs ongoing credit evaluations of its customers' financial condition and establishes an allowance for doubtful accounts based on factors surrounding the credit risk of specific customers and historical trends and other information.


 NOTE ELEVEN.  NET INCOME (LOSS) PER SHARE

 Basic net income (loss) available to common shareholders per share was computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding of 9,376,000, 9,545,000 and 9,743,000 in 1999, 2000 and 2001, respectively.

 In calculating the diluted net loss available to common shareholders per share for the three years ended 2001, no effect was given to options or warrants, because the effect of including these securities would have been antidilutive.


 NOTE TWELVE.  REPORTABLE SEGMENTS

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

 Reportable Segments (in thousands)

                           Medical  Caraloe,
                          Services    Inc.   Corporate      Total
 ----------------------------------------------------------------
 2000
 ----------------------------------------------------------------
 Sales to unaffiliated
   customers               $12,241  $10,862   $     -     $23,103
 Income(loss) before
   income taxes             (2,421)   2,007    (3,062)     (3,476)
 Identifiable assets        11,530    1,782     7,390      20,702
 Capital expenditures          246        -       199         445
 Depreciation and
   amortization                590        -       453       1,043
 ----------------------------------------------------------------
 2001
 ----------------------------------------------------------------
 Sales to unaffiliated
   customers               $10,400   $7,194   $     -     $17,594
 Income(loss) before
   income taxes              1,333    1,121    (2,076)        378
 Identifiable assets        12,481    1,420     7,316      21,217
 Capital expenditures            -        -     1,132       1,132
 Depreciation and
   amortization                586        -       464       1,050
 ----------------------------------------------------------------


 NOTE THIRTEEN.      RELATED PARTY TRANSACTIONS

 At December 31, 2001, the Company had a 24% interest in a company which was formed in 1998 to acquire and develop a 5,000 acre tract of land in Costa Rica to be used for the production of Aloe vera L. leaves, the Company's primary raw material. The Company's initial investment was written-off in 1998 and no additional investments have been made or are expected to be made. The Company is accounting for its investment on the cost basis. The
 Company purchases Aloe vera L. leaves from this company at prices the Company believes are competitive with other sources. Such purchases totaled $364,000, $417,000 and $450,000 in 1999, 2000 and 2001, respectively.


 NOTE FOURTEEN. UNAUDITED SELECTED QUARTERLY FINANCIAL DATA

 The unaudited selected quarterly financial data below reflect the fiscal years ended December 31, 2000 and 2001, respectively.


 (Amounts in thousands, except shares and per share amounts)

 --------------------------------------------------------------------------
 2000                    1st Quarter  2nd Quarter  3rd Quarter  4th Quarter
 --------------------------------------------------------------------------

  Net sales                $7,125       $5,463       $4,997        $5,518
  Gross profit              3,495        2,849        1,759         2,218
  Net loss                   (529)        (679)      (1,228)(1)    (1,040)
  Loss per share           $(0.06)      $(0.07)      $(0.13)       $(0.11)
  Weighted average
    common shares       9,427,000    9,589,000    9,614,000     9,633,000

 --------------------------------------------------------------------------
 2001                    1st Quarter  2nd Quarter  3rd Quarter  4th Quarter
 --------------------------------------------------------------------------

  Net sales                $4,657       $4,330       $4,381        $4,226
  Gross profit              2,000        1,866        2,040         1,885
  Net income                  226           60           77            15(2)
  Diluted income per
    share                   $0.02        $0.01        $0.01         $0.00
  Weighted average
    common shares       9,728,000    9,734,000    9,747,000     9,809,000


 (1)  After a charge of $223,000 for OFD as described in Note Eight.

 (2) The fourth-quarter results benefited from a one-time gain of $326,000, partially reversing a charge taken earlier in the year as a pricing reserve related to a strategic sales and marketing partnership. Fourth-quarter and full-year results benefited from a one-time gain of $200,000 from adjustments to state tax liabilities booked in prior periods.



 Financial Statement Schedule
 Valuation and Qualifying Accounts
 (In thousands)


  Description                         Additions
                                   ----------------
                         Balance   Charged  Charged
                           at         to      to                   Balance
                        Beginning  Cost and  Other                 at End
                        of Period  Expenses Accounts  Deductions  of Period
 --------------------------------------------------------------------------
 1999
 --------------------------------------------------------------------------
 Bad debt reserve         $  922    $  107   $   -     $  725      $  304
 Inventory reserve           525         -       -         95         430
 Rebates                     404     2,058       -      2,122         340
 Reserve for ACI
   and Aloe & Herbs
   non-current notes and
   investments included
   in other assets         1,350         -       -         58       1,292
 Oregon Freeze Dry, Inc.       -     1,042     343          -         699

 --------------------------------------------------------------------------
 2000
 --------------------------------------------------------------------------
 Bad debt reserve         $  304    $  116   $   -     $  322      $   98
 Inventory reserve           430       316       -        304         441
 Rebates                     340     4,508       -      4,576         272
 Reserve for ACI
   and Aloe & Herbs
   non-current notes and
   investments included
   in other assets         1,292         -       -         27       1,265
 Oregon Freeze Dry, Inc.     699       223       -        922           -
 --------------------------------------------------------------------------
 2001
 --------------------------------------------------------------------------
 Bad debt reserve         $   98    $   55   $   -     $   53       $ 100
 Inventory reserve           441        91       -         16         516
 Rebates                     272         -       -        272           -
 Reserve for ACI
   and Aloe & Herbs
   non-current notes and
   investments included
   in other assets         1,265         -       -         45       1,220

                        REPORT OF INDEPENDENT AUDITORS



 Shareholders and Board of Directors
   Carrington Laboratories, Inc.


 We have audited the accompanying consolidated balance sheets of Carrington Laboratories, Inc. and subsidiaries as of December 31, 2001 and 2000 and the related consolidated statements of operations, shareholders' investment and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedule listed in the Index at item 14(a) for the same periods. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

 In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Carrington Laboratories, Inc. and subsidiaries as of December 31, 2001 and 2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                         Ernst & Young LLP



 Dallas, Texas
 February 19, 2002

                                  SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    CARRINGTON LABORATORIES, INC.



 Date:  March 25, 2002              By:/s/ Carlton E. Turner
                                    Carlton E. Turner, Ph.D.,D.Sc. President

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.




          Signatures                    Title                    Date
 -------------------------   -----------------------------   --------------

 /s/ Carlton E. Turner            President, Chief           March 25, 2002
 Carlton E. Turner, Ph.D.,      Executive Officer and
 D.Sc.                                Director
                                (principal executive
                                      officer)

 /s/ Robert W. Schnitzius      Chief Financial Officer       March 25, 2002
 Robert W. Schnitzius         (principal financial and
                                 accounting officer)

 /s/ R. Dale Bowerman                 Director               March 25, 2002
 R. Dale Bowerman

 /s/ George DeMott                    Director               March 25, 2002
 George DeMott

 /s/ Thomas J. Marquez                Director               March 25, 2002
 Thomas J. Marquez

 /s/ Selvi Vescovi                    Director               March 25, 2002
 Selvi Vescovi

                         INDEX TO EXHIBITS


  Exhibit                                                        Sequentially
  Number                       Exhibit                           Numbered Page
  ------  ------------------------------------------------------ -------------
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

    4.3   Amendment No. 1 to Rights Agreement dated  October 21,
          1998 (incorporated  herein by reference  to Exhibit  4
          to the  Company's Form 8-A/A Post-Effective  Amendment
          No. 1).

   10.1+ Retirement and Consulting Agreement dated August 14, 1997 between Carrington Laboratories, Inc. and David Shand (incorporated herein by reference to Exhibit
          4.1 to Carrington's quarterly report on Form 10-Q for the quarter ended September 30, 1997).


  Exhibit                                                        Sequentially
  Number                       Exhibit                           Numbered Page
  ------  ------------------------------------------------------ -------------
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

   10.8 Fourth Lease Amendment dated August 31, 1999 between Western Atlas International, Inc. and Carrington Laboratories, Inc. (incorporated by reference to
          Exhibit  10.8 to  Carrington's 1999  Annual Report  on
          Form 10-K).

  10.9 +  Employee   Stock    Purchase   Plan   of    Carrington
          Laboratories, Inc., as  amended through June 15,  1995
          (incorporated  by   reference  to   Exhibit  10.9   to
          Carrington's 1999 Annual Report on Form 10-K).


  Exhibit                                                        Sequentially
  Number                       Exhibit                           Numbered Page
  ------  ------------------------------------------------------ -------------
   10.10  Common  Stock  Purchase Warrant  dated  September  14,
          1993  issued by  Carrington Laboratories,  Inc. to  E.
          Don  Lovelace (incorporated  by reference  to  Exhibit
          10.10 to Carrington's  1999 Annual Report on Form  10-
          K).

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


  Exhibit                                                        Sequentially
  Number                       Exhibit                           Numbered Page
  ------  ------------------------------------------------------ -------------
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

   10.25 Product Development and Exclusive Distribution Agreement dated November 10, 1995 between Innovative Technologies Limited and Carrington Laboratories, Inc.(incorporated herein by reference to Exhibit 10.8 to Carrington's Third Quarter 1995 Report on Form 10-
          Q).

  Exhibit                                                        Sequentially
  Number                       Exhibit                           Numbered Page
  ------  ------------------------------------------------------ -------------
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

  Exhibit                                                        Sequentially
  Number                       Exhibit                           Numbered Page
  ------  ------------------------------------------------------ -------------
   10.34  Amendment Number  One to Sales Distribution  Agreement
          dated    January   12,    1998   between    Carrington
          Laboratories,  Inc.,   and  Faulding  Pharmaceuticals/
          David  Bull  Laboratories  (incorporated   herein   by
          reference to Exhibit 10.75 to Carrington's 1997 Annual
          Report on Form 10-K).

   10.35 Sales Distribution Agreement dated December 1, 1996 between Suco International Corp. and Carrington Laboratories, Inc. (incorporated by reference to
          Exhibit 10.54  to Carrington's 1996  Annual Report  on
          Form 10-K).

   10.36 Sales Distribution Agreement dated December 20, 1996 between Recordati, S.P.A. and Carrington Laboratories, Inc. and Carrington Laboratories Belgium N.V.(incorporated by reference to Exhibit
          10.55 to Carrington's  1996 Annual Report on Form  10-
          K).

   10.37 Nonexclusive Distribution Agreement dated November 15, 1996 between Polymedica Industries, Inc. and Carrington Laboratories, Inc. (incorporated by reference to Exhibit 10.56 to Carrington's 1996 Annual Report on Form 10-K).

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

  Exhibit                                                        Sequentially
  Number                       Exhibit                           Numbered Page
  ------  ------------------------------------------------------ -------------
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

  Exhibit                                                        Sequentially
  Number                       Exhibit                           Numbered Page
  ------  ------------------------------------------------------ -------------
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

  Exhibit                                                        Sequentially
  Number                       Exhibit                           Numbered Page
  ------  ------------------------------------------------------ -------------
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

  Exhibit                                                        Sequentially
  Number                       Exhibit                           Numbered Page
  ------  ------------------------------------------------------ -------------
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

  Exhibit                                                        Sequentially
  Number                       Exhibit                           Numbered Page
  ------  ------------------------------------------------------ -------------
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

  Exhibit                                                        Sequentially
  Number                       Exhibit                           Numbered Page
  ------  ------------------------------------------------------ -------------
   10.79  Amendment Number  Two dated February  14, 2000 to  the
          Sales  Distribution  Agreement dated  April  17,  1998
          between Carrington  Laboratories, Inc. and  Carrington
          Laboratories,  Belgium, NV  and  CSC  Pharmaceuticals,
          Ltd.  Dublin  (incorporated by  reference  to  Exhibit
          10.79 to Carrington's  1999 Annual Report on Form  10-
          K).

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

   10.82 Distributor and License Agreement dated November 3, 2000 between Carrington Laboratories, Inc. and Medline Industries, Inc. (Exhibits A, B and C to this agreement have been excluded pursuant to a request for confidential treatment submitted by the registrant to the Securities and Exchange Commission)(incorporated by reference to Exhibit
          10.82 to Carrington's  1999 Annual Report on Form  10-
          K).

   10.83 Supply Agreement dated November 3, 2000 between Carrington Laboratories, Inc. and Medline Industries, Inc. (Exhibit A to this agreement has been excluded pursuant to a request for confidential treatment submitted by the registrant to the Securities and Exchange Commission, (incorporated by reference to

   10.84  Lease  Agreement   dated  January  22,  2001   between
          Plazamerica, Inc and Carrington Laboratories, Inc.

   10.85+ Employee   Stock    Purchase   Plan   of    Carrington
          Laboratories, Inc., as amended through May 17, 2001 (incorporated by reference to Exhibit 10.1 to Carrington's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).

   10.86+ 1995  Stock Option  Plan of  Carrington  Laboratories,
          Inc., as amended and Restated Effective January 15, 1998 and further amended through May 17, 2001 (incorporated by reference to Exhibit 10.2 to Carrington's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).

  Exhibit                                                        Sequentially
  Number                       Exhibit                           Numbered Page
  ------  ------------------------------------------------------ -------------
   10.87+ Employee   Stock    Purchase   Plan   of    Carrington
          Laboratories, Inc.,  as amended  through November  15,
          2001 (incorporated by reference to Exhibit 10.87, filed on Carrington's Form 8-K on March 20, 2002).

   21.1*  Subsidiaries of Carrington.

   23.1*  Consent of Independent Auditors


 *    Filed herewith.
 +    Management contract or compensatory plan.