Form 10-Q
period 2002-03-31
CARRINGTON LABORATORIES INC /TX/
filed 2002-05-13
CIK 718007

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549
                                  Form 10-Q

 (Mark One)
   ( X )     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended March 31, 2002

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


                    APPLICABLE ONLY TO CORPORATE ISSUERS:
 Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date. 9,857,419 shares of Common Stock, $.01 par value, were outstanding at May 8, 2002.

                                    INDEX



                                                                Page
                                                                ----
 Part I.   FINANCIAL INFORMATION

     Item 1.   Financial Statements

               Condensed Consolidated Balance Sheets
               at December 31, 2001 and March 31, 2002
               (unaudited)                                        3

               Condensed Consolidated Statements of
               Operations for the three months ended
               March 31, 2001 and 2002 (unaudited)                4

               Condensed Consolidated Statements of
               Cash Flows for the three months ended
               March 31, 2001 and 2002 (unaudited)                5

               Notes to Condensed Consolidated
               Financial Statements (unaudited)                   6

     Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operations      7

     Item 3.   Quantitative and Qualitative Disclosures
               About Market Risk                                 11

 Part II.  OTHER INFORMATION

     Item 6.   Exhibits and Reports on Form 8-K                  11

                        PART I - FINANCIAL INFORMATION

 Item 1.   Financial Statements.

 Condensed Consolidated Balance Sheets
 (Dollar amounts in 000's)

                                        December 31,   March 31,
                                            2001         2002
                                           ------       ------
                                                      (unaudited)
 Assets

 Cash and cash equivalents                $ 3,454      $ 2,389
 Accounts receivable, net                   1,622        1,592
 Inventories                                5,338        5,053
 Prepaid expenses                             189          515
                                           ------       ------
   Total current assets                    10,603        9,549

 Property, plant and equipment, net        10,404       10,225
 Other assets                                 210          196
                                           ------       ------
   Total assets                           $21,217      $19,970
                                           ======       ======

 Liabilities and Shareholders' Investment

 Note payable                             $   763      $   763
 Accounts payable                           1,099          893
 Accrued liabilities                          884          720
 Deferred revenue, current                    417          417
                                           ------       ------
   Total current liabilities                3,163        2,793

 Deferred revenue, long-term                1,125        1,250

 Shareholders' investment:
   Common stock                                98           99
   Capital in excess of par value          52,429       52,468
   Deficit                                (35,598)     (36,640)
                                           ------       ------
   Total shareholders' investment          16,929       15,927
                                           ------       ------
 Total liabilities and
   shareholders' investment               $21,217      $19,970
                                           ======       ======

 The accompanying notes are an integral part of these statements.

 Condensed Consolidated Statements of Operations (unaudited)
 (Dollar amounts and shares in 000's, except per share amounts)



                                            Three Months Ended
                                                 March 31,
                                            2001          2002
                                            -----         -----
 Revenues:

   Net product sales                       $4,026        $3,119
   Royalty income                             631           617
                                            -----         -----
 Total revenues                             4,657         3,736

 Costs and expenses:
   Cost of sales                            2,657         2,591
   Selling, general and administrative      1,230         1,498
   Research and development - basic           574           379
   Research and development - DelSite          -            304
   Other income                               (19)            -
   Interest, net                              (11)            6
                                            -----         -----
   Income (loss) from operations
     before income taxes                      226        (1,042)
 Income taxes                                   -             -
                                            -----         -----
 Net income (loss)                         $  226       $(1,042)
                                            =====         =====
 Net income (loss) per share -
   basic and diluted                       $ 0.02       $ (0.11)
                                            =====         =====

 The accompanying notes are an integral part of these statements.

 Condensed Consolidated Statements of Cash Flows (unaudited)
 (Dollar amounts in 000's)
                                                        Three Months Ended
                                                             March 31,
                                                         2001          2002
                                                        ------        ------
 Cash flows from operating activities
   Net income (loss)                                   $   226       $(1,042)
   Adjustments to reconcile net income (loss) to
     net cash used by operating activities:
      Depreciation and amortization                        250           284
      Provision for inventory obsolescence                  45             -
   Changes in operating assets and liabilities:
      Receivables, net                                     419            30
      Inventories                                         (741)          285
      Prepaid expenses                                    (277)         (326)
      Other assets                                           5            14
      Accounts payable and accrued
        liabilities                                       (652)         (370)
      Deferred revenue                                     250           125
                                                        ------        ------
   Net cash used by operating activities                  (475)       (1,000)

   Cash flows from investing activities:
      Purchases of equipment                               (30)         (105)
                                                        ------        ------
   Net cash used by investing activities                   (30)         (105)

   Cash flows from financing activities:
      Issuances of common stock                             23            40
                                                        ------        ------
      Net cash provided by financing activities             23            40
                                                        ------        ------
      Net decrease in cash
        and cash equivalents                              (482)       (1,065)

   Cash and cash equivalents, beginning of period        3,200         3,454
                                                        ------        ------
   Cash and cash equivalents, end of period            $ 2,718       $ 2,389
                                                        ======        ======
   Supplemental disclosure of cash flow
      information
      Cash paid during the period for interest         $    19       $    15
      Cash paid during the period for
        federal, state and local income taxes                -             -


 The accompanying notes are an integral part of these statements.

 Notes to Condensed Consolidated Financial Statements (unaudited)


 (1)  Condensed Consolidated Financial Statements:

 The condensed consolidated balance sheet as of March 31, 2002, and the condensed consolidated statements of operations and cash flows for the three month periods ended March 31, 2001 and 2002, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include all normal recurring adjustments) necessary to present fairly the consolidated financial position, results of operations and cash flows at March 31, 2002 and for all periods presented have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's annual report to shareholders on Form 10-K for the year ended December 31, 2001.

 In June 2001, the Financial Accounting Standards Board issued FAS 142, Goodwill and Intangible Assets ("FAS 142"). Under FAS 142, goodwill and intangible assets are no longer amortized, but are reviewed at least annually for impairment. The Company adopted the provisions of FAS 142 effective January 1, 2002. There were no effects on the financial statements at March 31, 2002 or for the three months then ended.


 (2)  Net Income (Loss) Per Share:

 Basic net income (loss) available to common shareholders per share was computed by dividing net income (loss) by the weighted average number of common shares outstanding of 9,728,000 and 9,819,000 at March 31, 2001 and 2002, respectively.

 In calculating the diluted net income (loss) available to common shareholders per share for 2001 and 2002, no effect was given to options or warrants because the effect of including these securities would have been antidilutive.


 (3)  Reportable Segments:

 The Company operates in two reportable segments: its Medical Services Division, which sells human and veterinary products, and Caraloe, Inc., a consumer products subsidiary, which sells bulk raw materials, consumer beverages, and nutritional and skin care products, and also provides services for the development and manufacture of nutritional, cosmetic and medical products on a contract basis through its contract manufacturing group.

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

 Reportable Segments (in thousands)

                                   Medical   Caraloe,
                                   Services   Inc.      Corporate     Total
 ----------------------------------------------------------------------------
 March 31, 2001

 Revenue from unaffiliated
   customers                      $ 2,430   $ 2,227     $     -     $ 4,657
 Income (loss) before
   income taxes                       134       733        (641)        226
 Identifiable assets               12,348       715       7,486      20,549
 Capital expenditures                   -         -         122         122
 Depreciation and amortization          -         -         250         250


 March 31, 2002

 Revenue from unaffiliated
   customers                      $ 2,335   $ 1,401     $     -     $ 3,736
 Income (loss) before
   income taxes                      (207)     (210)       (625)     (1,042)
 Identifiable assets               11,084     1,506       7,380      19,970
 Capital expenditures                   -         -         105         105
 Depreciation and amortization        160         -         124         284

 ------------------


 (4)  Income Taxes:

 The tax effects of temporary differences have given rise to deferred tax assets. At December 31, 2001 and March 31, 2002, the Company provided a valuation allowance against the entire deferred tax asset due to the uncertainty as to the realization of the asset. At December 31, 2001, the Company had net operating loss carryforwards of approximately $38,700,000 for federal income tax purposes, which expire beginning in 2002, and research and development tax credit carryforwards of approximately $478,000, which expire beginning in 2002, all of which are available to offset federal income taxes due in future periods. The entire benefit from the first quarter 2002 was offset by an increase in the valuation allowance.

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


 Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

 Background

 The Company is a research-based biopharmaceutical, medical device, raw materials and nutraceutical company engaged in the development, manufacturing and marketing of naturally-derived complex carbohydrates and other natural product therapeutics for the treatment of major illnesses, the dressing and management of wounds and nutritional supplements. The Company is comprised of two business segments. See Note (3) to the unaudited condensed consolidated financial statements for financial information about these business segments. The Company sells, using a network of distributors, prescription and nonprescription human and veterinary products through its Medical Services Division, and consumer and bulk raw material products and product development and manufacturing services through its subsidiary, Caraloe, Inc. The Company's research and product portfolio are based primarily on complex carbohydrates isolated from the Aloe vera L. plant.


 Liquidity and Capital Resources

 At December 31, 2001 and March 31, 2002, the Company held cash and cash equivalents of $3,454,000 and $2,389,000, respectively. The decrease in cash of $1,065,000 is primarily due to operating losses and reductions in accounts payable, which were partially offset by lower accounts receivable and inventory balances.

 The Company has invested in inventory to support sales of bulk products to a
 single customer.   Receivables  from this  customer totaled  $306,000  as of
 March 31, 2002. As of May 1, 2002, all of this balance had been collected.

 Pursuant to the Distributor and License Agreement with Medline Industries, Inc., ("Medline") the Company is to receive $12,500,000 in base royalties over a five-year period. The Company is recognizing royalty income under this agreement on a straight-line basis. At March 31, 2002, the Company had received $1,667,000 more in royalties than it had recognized in income.

 As of March 31, 2002, the Company had no material capital commitments.

 In November 1997, the Company entered into an agreement with Comerica Bank-Texas for a $3,000,000 line of credit, secured by accounts receivable and inventory. As of March 31, 2002, there was $763,000 outstanding under this credit facility. This credit facility is also used to secure an $800,000 letter of credit to guarantee rental payments on a lease signed in January 2001, and a $100,000 letter of credit to secure payment under a lease for machinery.

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

 The Company loaned $487,000 to Aloe & Herbs during 1998. The Company reserved all of its loans to Aloe & Herbs at December 31, 1998, due to uncertainty regarding Aloe & Herbs' ability to meet significant mortgage obligations in 1999 and 2000. In April 2000, Aloe & Herbs refinanced its mortgage, removing the financial uncertainty. Therefore, the Company will recognize as other income all principal payments collected from Aloe & Herbs relating to this debt. During the quarter ended March 31, 2002, the Company collected $2,000 from Aloe & Herbs as payment on the debt.

 On October 22, 2001, the Company caused a new wholly-owned subsidiary named DelSite Biotechnologies, Inc. ("DelSite") to be incorporated in Delaware. DelSite will operate independently from the Company's research and development program and will be responsible for the research, development and marketing of the Company's new, patented drug delivery technology. This technology is based on the natural polymer CR1013, which is being developed to deliver a variety of drug candidates for injectable, oral or topical application through its proprietary controlled release formulations. The Company is currently in the process of completing the organization of DelSite and is studying various alternatives for obtaining the funds that will be needed to finance its activities.

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

 In March 2001, the Board of Directors authorized the Company to repurchase up to one million shares of its outstanding Common Stock. As of March 31, 2002, the Company had not repurchased any shares of its Common Stock under this program. The Company believes it has the financial resources necessary to repurchase shares from time to time pursuant to the Board's repurchase authorization.

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


 First Quarter of 2002 Compared With First Quarter of 2001

 Total revenues were $3,736,000 in the first quarter of 2002, a decrease of $921,000, or 19.8%, compared with $4,657,000 in the first quarter of 2001. Caraloe, Inc., the Company's consumer products subsidiary had decreased revenues from $2,227,000 to $1,401,000. Caraloe sales to a single customer, which were primarily Manapol[R] powder, decreased from $1,849,000 in the first quarter of 2001 to $919,000 in the first quarter of 2002. Revenues of the Company's wound and skin care products decreased 3.9%, due primarily to the impact of stocking orders made by Medline in the first quarter of 2001.

 Cost of sales decreased from $2,657,000 to $2,591,000, or 2.5%. As a percentage of revenues, cost of sales increased from 57.1% in the first quarter of 2001 to 69% in the first quarter of 2002. This was due to variances incurred at both the Costa Rican and American manufacturing plants because of lower production volumes and to the mix of products sold.

 Selling, general and administrative expenses increased from $1,230,000 in the first quarter of 2001 to $1,498,000 in 2002. This increase was caused primarily by the addition of new personnel, including the President of Caraloe in July 2001, and expanded distribution facilities in anticipation of obtaining new contract manufacturing business, as well as additional administrative expenses for legal matters and the creation of DelSite.

 Basic research and development expenses decreased to $379,000 from $574,000, or 33.9%, as efforts were focused on product development in support of contract manufacturing. DelSite research expenses were $304,000 as efforts were primarily focused on development of the manufacturing process of its high molecular weight, charged carbohydrate product CR1013, which is the platform for its Gelsite[TM] technology, and on development of the use of Gelsite[TM] for delivery of proteins and peptides.

 Net interest expense was $6,000 in the first quarter of 2002 as compared to net interest income of $11,000 in the first quarter of 2001.

 Net loss for the first quarter of 2002 was $1,042,000, compared with net income of $226,000 during the first quarter of 2001. Assuming dilution, the net loss for the first quarter of 2002 was $(0.11) per share, compared to net income of $0.02 per share for the same quarter of 2001.


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


 Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

 The Company's exposure to market risk from changes in foreign currency exchange rates and the supply and prices of Aloe vera L. leaves has not changed materially from its exposure at December 31, 2001, as described in the Company's Form 10-K Annual Report for the year then ended.


 Part II   OTHER INFORMATION


 Item 6.   Exhibits and Reports on Form 8-K.

        a.   Exhibits:

                     None

        b.   Reports on Form 8-K:

                     The Company filed on March 20, 2002, a Form 8-K in which
             it reported under Item 5, (Other Events), that the Company amended the Company's Employee Stock Purchase Plan by deleting
             Section 10 and in connection with this amendment the Board of Directors adopted resolutions declaring that shares purchased under the ESPP on or before October 31, 2001 ceased to be subject to the transfer restriction.

                                  SIGNATURES


 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         CARRINGTON LABORATORIES, INC.
                                         (Registrant)



 Date:     May 13, 2002                  By: /s/ Carlton E. Turner
                                         -------------------------
                                         Carlton E. Turner,
                                         President and C.E.O.
                                         (principal executive officer)



 Date:     May 13, 2002                  By: /s/ Robert W. Schnitzius
                                         ----------------------------
                                         Robert W. Schnitzius,
                                         Chief Financial Officer
                                         (principal financial and
                                         accounting officer)



                              INDEX TO EXHIBITS



      Item  Description
       No.

            None