Form 10-Q
period 2002-06-30
CARRINGTON LABORATORIES INC /TX/
filed 2002-08-14
CIK 718007

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549
                                  Form 10-Q


 (Mark One)
   ( x )      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 2002

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

                    APPLICABLE ONLY TO CORPORATE ISSUERS:
 Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date. 9,871,695 shares of Common Stock, $.01 par value, were outstanding at August 9, 2002.

                                    INDEX


                                                                  Page
                                                                  ----

      Part I.   FINANCIAL INFORMATION

           Item 1.   Financial Statements

                     Condensed Consolidated Balance Sheets
                     at June 30, 2002 (unaudited) and
                     December 31, 2001                              3

                     Condensed Consolidated Statements of
                     Operations for the three and six
                     months ended June 30, 2002 (unaudited)
                     and 2001                                      4-5

                     Condensed Consolidated Statements
                     of Cash Flows for the six months ended
                     June 30, 2002 (unaudited) and 2001             6

                     Notes to Condensed Consolidated Financial
                     Statements (unaudited)                        7-8

           Item 2.   Management's Discussion and Analysis of
                     Financial Condition and Results of
                     Operations                                    9-13

           Item 3.   Quantitative and Qualitative Disclosures
                     About Market Risk                              13

      Part II.  OTHER INFORMATION

           Item 4.   Submission of Matters to a Vote of           13-14
                       Security Holders

           Item 6.   Exhibits & Reports on Form 8-K.                14

                        PART I - FINANCIAL INFORMATION

 Item 1.  Financial Statements.

 Condensed Consolidated Balance Sheets
 (Dollar amounts in 000's)

                                        December 31,    June 30,
                                            2001         2002
                                           ------       ------
                                                    (unaudited)

    Assets

 Cash and cash equivalents                $ 3,454      $ 2,008
 Accounts receivable, net                   1,622        2,047
 Inventories                                5,338        4,548
 Prepaid expenses                             189          492
                                           ------       ------
    Total current assets                   10,603        9,095

 Property, plant and equipment, net        10,404       10,162
 Other assets                                 210          170
                                           ------       ------
        Total assets                      $21,217      $19,427
                                           ======       ======

    Liabilities and Shareholders' Investment

 Notes payable                            $   763      $   763
 Accounts payable                           1,099          661
 Accrued liabilities                          884          962
 Deferred revenue                             417          417
                                           ------       ------
    Total current liabilities               3,163        2,803

 Capital lease obligation                       -          146
 Deferred revenue, long-term                1,125        1,375

 Shareholders' investment:
  Common stock                                 98           99
  Capital in excess of par                 52,429       52,501
  Deficit                                 (35,598)     (37,497)
                                           ------       ------
    Total shareholders' investment         16,929       15,103
                                           ------       ------
 Total liabilities and
    shareholders' investment              $21,217      $19,427
                                           ======       ======


       The accompanying notes are an integral part of these statements.

 Condensed Consolidated Statements of Operations (unaudited)
 (Dollar amounts and shares in 000's, except per share amounts)



                                                 Three Months Ended
                                                      June 30,
                                                 2001          2002
                                                 -----         -----
 Revenues:

      Net product sales                         $3,702       $ 3,729
      Royalty income                               628           617
                                                 -----         -----
 Total revenues                                  4,330         4,346

 Costs and expenses:
   Cost of sales                                 2,464         2,874
   Selling, general and administrative           1,204         1,454
   Research and development - basic                614           462
   Research and development - DelSite                -           383
   Other Income                                     (7)           21
   Interest, net                                    (5)           10
                                                 -----         -----
 Income (loss) from operations before
      income taxes                                  60          (858)
   Income taxes                                      -             -
                                                 -----         -----
 Net income (loss)                              $   60        $ (858)
                                                 =====         =====
 Net income (loss) per share-
   basic and diluted                            $ 0.01        $(0.09)
                                                 =====         =====


       The accompanying notes are an integral part of these statements.

 Condensed Consolidated Statements of Operations (unaudited)
 (Dollar amounts and shares in 000's, except per share amounts)

                                                 Six Months Ended
                                                     June 30,
                                                2001           2002
                                               -------        -------
 Revenues:

   Net product sales                          $  7,728       $  6,847
   Royalty income                                1,259          1,235
                                               -------        -------
 Total revenue                                   8,987          8,082

 Costs and expenses:
   Cost of sales                                 5,121          5,465
   Selling, general and administrative           2,434          2,952
   Research and development - basic              1,188            849
   Research and development - DelSite                -            679
   Other income                                    (26)            21
   Interest, net                                   (16)            17
                                               -------        -------
 Income (loss) from operations before
      income taxes                                 286         (1,901)
   Income taxes                                      -              -
                                               -------        -------
 Net income (loss)                            $    286       $ (1,901)
                                               =======        =======
 Net income (loss) per share
   basic and diluted                          $   0.03       $  (0.19)
                                               =======        =======


 The accompanying notes are an integral part of these statements.

 Condensed Consolidated Statements of Cash Flows (unaudited)
 (Dollar amounts in 000's)

                                                 Six Months Ended
                                                     June 30,
                                                2001           2002
                                               -------        -------
 Cash flows from operating activities
   Net income (loss)                          $    286       $ (1,901)
   Adjustments to reconcile net loss to
     net cash provided (used) by
     operating activities:
      Depreciation and amortization                506            564
      Provision for inventory obsolescence          75              -
   Changes in assets and liabilities:
      Receivables, net                           1,026           (425)
      Inventories                                 (935)           789
      Prepaid expenses                            (498)          (303)
      Other assets                                  10             40
      Accounts payable and accrued liabilities    (643)          (395)
      Deferred revenue                             500            250
                                               -------        -------
   Net cash provided by (used) in operating
      activities                                   327         (1,381)

   Cash flows from investing activities:
      Purchases of property, plant
      and equipment                               (374)          (139)
                                               -------        -------
   Net cash used by investing activities          (374)          (139)

   Cash flows from financing activities:
      Issuances of common stock                     47             74
      Debt payments                                  -              -
                                               -------        -------
   Net cash provided by financing activities        47             74
                                               -------        -------
   Net decrease in cash and cash equivalents         -         (1,446)

   Cash and cash equivalents, beginning
      of period                                  3,200          3,454
                                               -------        -------
   Cash and cash equivalents, end
      of period                               $  3,200       $  2,008
                                               -------        -------

   Supplemental disclosure of cash flow
     information

      Property purchased through
        capital lease                         $      -       $    182
      Cash paid during the period for
        interest                                    33             31
      Cash paid during the period for
        federal, state and local income taxes       18             39


 The accompanying notes are an integral part of these statements.

 Notes to Condensed Consolidated Financial Statements (unaudited)


 (1)  Condensed Consolidated Financial Statements:

 The condensed consolidated balance sheet as of June 30, 2002, and the condensed consolidated statements of operations and cash flows for the six month periods ended June 30, 2001 and 2002, have been prepared by the Company without audit. In the opinion of management, all adjustments (which include all normal recurring adjustments) necessary to present fairly the consolidated financial position, results of operations and cash flows at June 30, 2002 and for all periods presented have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's annual report to shareholders on Form 10-K for the year ended December 31, 2001.

 In June 2001, the Financial Accounting Standards Board issued FAS 142, Goodwill and Intangible Assets ("FAS 142"). Under FAS 142, goodwill and intangible assets are no longer amortized, but are reviewed at least annually for impairment. The Company adopted the provisions of FAS 142 effective January 1, 2002. There were no effects on the financial statements at June 30, 2002 or for the six months then ended.


 (2)  Net Income (Loss) Per Share:

 Basic net income (loss) available to common shareholders per share was computed by dividing net income (loss) by the weighted average number of common shares outstanding of 9,734,087 and 9,848,992 at June 30, 2001 and 2002, respectively.

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


                                  Medical   Caraloe,
                                  Services    Inc.      Corporate     Total
 ----------------------------------------------------------------------------
 Quarter Ended
 June 30, 2001
 ----------------------------------------------------------------------------
 Revenues from unaffiliated
   customers                      $ 2,655   $ 1,675     $     -      $ 4,330
 Income (loss) before income
   taxes                              357        72        (369)          60
 Identifiable assets               11,490     1,566       7,836       20,892
 Capital expenditures                   -         -         252          252
 Depreciation and amortization        144         -         112          256
 ----------------------------------------------------------------------------
 Quarter Ended
 June 30, 2002
 ----------------------------------------------------------------------------
 Revenues from unaffiliated
   customers                      $ 2,193   $ 2,153     $     -      $ 4,346
 Income (loss) before income
   taxes                              (22)     (382)       (454)        (858)
 Identifiable assets               10,175     2,915       6,337       19,427
 Capital expenditures                   -         -          34           34
 Depreciation and amortization        158         -         122          280
 ----------------------------------------------------------------------------
 Six Months Ended
 June 30, 2001
 ----------------------------------------------------------------------------
 Revenues from unaffiliated
   customers                      $ 5,085   $ 3,902     $     -      $ 8,987
 Income (loss) before income
   taxes                              491       805      (1,010)         286
 Capital expenditures                   -         -         374          374
 Depreciation and amortization        285         -         221          506
 ----------------------------------------------------------------------------
 Six Months Ended
 June 30, 2002
 ----------------------------------------------------------------------------
 Revenues from unaffiliated
   customers                      $ 4,528   $ 3,554     $     -      $ 8,082
 Income (loss) before income
   taxes                             (229)     (593)     (1,079)      (1,901)
 Capital expenditures                   -         -         139          139
 Depreciation and amortization        318         -         246          564
 ----------------------------------------------------------------------------


 (4)  Income Taxes:

 The tax effects of temporary differences have given rise to deferred tax assets. At December 31, 2001 and June 30, 2002, the Company provided a valuation allowance against the entire deferred tax asset due to the uncertainty as to the realization of the asset. At December 31, 2001, the Company had net operating loss carryforwards of approximately $38,700,000 for federal income tax purposes, which began expiring in 2002, and research and development tax credit carryforwards of approximately $478,000, which began expiring in 2002, all of which are available to offset federal income taxes due in future periods. The provision for the second quarter of 2002 was entirely offset by the utilization of NOL carryforwards.


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

 Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

 Background

 The Company is a research-based biopharmaceutical, medical device, raw materials and nutraceutical company engaged in the development, manufacturing and marketing of naturally-derived complex carbohydrates and other natural product therapeutics for the treatment of major illnesses, the dressing and management of wounds and nutritional supplements. The Company is comprised of two business segments. See Note (3) to the unaudited condensed consolidated financial statements for financial information about these business segments. The Company sells, using a network of distributors, prescription and nonprescription human and veterinary products through its Medical Services Division, and consumer and bulk raw material products and product development and manufacturing services through its subsidiary, Caraloe, Inc. The Company's research and product portfolio are based primarily on complex carbohydrates isolated from the Aloe vera L. plant. The Company is advancing its research and development program for its proprietary Gelsite[TM] technology through its subsidiary DelSite Biotechnologies, Inc.


 Liquidity and Capital Resources

 At December 31, 2001 and June 30, 2002, the Company held cash and cash equivalents of $3,454,000 and $2,008,000, respectively. The decrease in cash of $1,446,000 is primarily due to operating losses, reductions in accounts payable, and increases in accounts receivable which were partially offset by lower inventory balances.

 The Company has invested in inventory to support sales of bulk products to a single customer. Receivables from this customer totaled $517,500 as of June 30, 2002. As of July 25, 2002, all of this balance had been collected.

 Pursuant to the Distributor and License Agreement with Medline Industries, Inc., ("Medline") the Company is to receive $12,500,000 in base royalties over a five-year period ending November 30, 2005. The Company is recognizing royalty income under this agreement on a straight-line basis. At June 30, 2002, the Company had received $1,792,000 more in royalties than it had recognized in income.

 As of June 30, 2002, the Company had no material capital commitments.

 In November 1997, the Company entered into an agreement with Comerica Bank-Texas for a $3,000,000 line of credit, secured by accounts receivable and inventory. As of June 30, 2002, there was $763,000 outstanding under this credit facility. This credit facility is also used to secure an $800,000 letter of credit to guarantee rental payments on a lease signed in January 2001, and a $100,000 letter of credit to secure payment under a lease for machinery.

 As a result of the current level of sales of raw materials produced at the Company's processing facility in Costa Rica, the Company's demand for Aloe vera L. leaves has exceeded and continues to exceed both the current and the normal production capacity of its farm. It has therefore been necessary for the Company to purchase Aloe vera L. leaves from other sources within Costa Rica.

 Since March 1998, the Company has been a minority investor in Aloe and Herbs International, Inc., a Panamanian corporation ("Aloe & Herbs"), the owner of Rancho Aloe (C.R.), S.A., a Costa Rican corporation, which produces Aloe vera L. leaves and sells them to the Company at competitive, local market rates.

 On October 22, 2001, the Company incorporated in Delaware, a new wholly-owned subsidiary named DelSite Biotechnologies, Inc. ("DelSite"). DelSite operates independently from the Company's research and development program and is responsible for the research, development and marketing of the Company's proprietary GelSite[TM] technology for controlled release and delivery of bioactive pharmaceutical ingredients.

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

 In March 2001, the Board of Directors authorized the Company to repurchase up to one million shares of its outstanding Common Stock. As of June 30, 2002, the Company has not repurchased any shares pursuant to this authorization. The Company believes it has the financial resources necessary to repurchase shares from time to time pursuant to the Board's repurchase authorization.

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

 Second Quarter of 2002 Compared With Second Quarter of 2001

 Total revenues were $4,346,000 in the second quarter of 2002, an increase of $16,000, or 0.4%, compared with $4,330,000 in the second quarter of 2001. Net sales for Caraloe, Inc., the Company's consumer products subsidiary, increased from $1,675,000 to $2,153,000 due to a 7.2% increase in raw material sales and a 154% increase in contract manufacturing business. Caraloe sales to a single customer, which were primarily Manapol[R] powder, decreased from $1,206,000 in the second quarter of 2001 to $1,130,000 in the second quarter of 2002. Revenues of the Company's wound and skin care products decreased 17.4%, due primarily to softness in order demand from the Company's exclusive distributor.

 Cost of sales increased from $2,464,000 to $2,874,000, or 16.6%. As a percentage of revenues, cost of sales increased from 56.9% in the second quarter of 2001 to 66.1% in the second quarter of 2002. This was due primarily to variances incurred at both the Costa Rica and American manufacturing plants because of lower production volumes and to the mix of products sold.

 Selling, general and administrative expenses increased from $1,204,000 in the second quarter of 2001 to $1,454,000 in 2002. This increase was caused primarily by the addition of new personnel, including the President of Caraloe in July 2001, and expanded distribution facilities in anticipation of obtaining new contract manufacturing business, as well as additional business development expenses.

 Basic research and development expenses in support of operations decreased to $462,000 from $614,000, or 24.8%, as efforts were focused on product development in support of contract manufacturing. DelSite research expenses were $383,000 as efforts were primarily focused on development of the manufacturing process of its product Gelsite[TM] and on development of the use of Gelsite[TM] for delivery of proteins and peptides.

 Net interest expense was $10,000 in the second quarter of 2002 as compared to net interest income of $5,000 in the second quarter of 2001.

 The resulting net loss for the second quarter of 2002 was $858,000, compared with net income of $60,000 during the second quarter of 2001. Assuming dilution, the net loss for the second quarter of 2002 was $(0.09) per share, compared to net income of $0.01 per share for the same quarter of 2001.

 First Six Months of 2002 Compared With First Six Months of 2001

 Net sales were $8,082,000 in the first six months of 2002, compared with $8,987,000 in the first six months of 2001. This decrease of $905,000, or 10.1%, resulted from a decrease of $348,000 in sales of Caraloe, Inc., the Company's consumer products subsidiary, and a decrease in wound care sales of $557,000. Caraloe's sales to a single customer, which were primarily Manapol[R] powder, decreased from $3,055,000 in 2001 to $2,264,000 in 2002. The decrease was offset in part by growth of $502,000 in contract manufacturing sales.

 Revenues of the Company's wound care products decreased from $5,085,000 in 2001 to $4,528,000 in 2002 or 11% due to the impact of stocking orders by Medline in the first quarter of 2001 and softness in order demand from Medline in the second quarter of 2002.

 Cost of sales increased from $5,121,000 in 2001 to $5,465,000 in 2002, or 6.7%. As a percentage of sales, cost of sales increased from 56.9% in the first six months of 2001 to 67.6% in the first six months of 2002. This was due primarily to variances incurred at both the Costa Rica and American manufacturing plants because of lower production volumes and to the mix of products sold.

 Selling, general and administrative expenses increased to $2,952,000 in 2002 from $2,434,000 in 2001. The increase was primarily caused by the addition of new personnel, including the President of Caraloe in July 2001, expenses for expanded distribution facilities in anticipation of obtaining new contract manufacturing business, expenses for the creation of DelSite and additional business development expenses.

 Basic research and development expenses in support of operations decreased to $849,000 in 2002 from $1,188,000 in 2001, or 28.5% as efforts were focused on product development in support of contract manufacturing. DelSite research expenses were $679,000 as efforts were primarily focused on development of the manufacturing process of its Gelsite[TM] product and on development of the use of Gelsite[TM] for delivery of proteins and peptides.

 Net interest income of $16,000 was realized in the first six months of 2001, versus net interest expense of $17,000 in the first six months of 2002.

 The resulting net loss for the first six months of 2002 was $1,901,000, compared with a net income of $286,000 for the first six months of 2001. Assuming dilution, the net loss for the first six months of 2002 was $(0.19) per share, compared to a net income of $0.03 per share for the same period in 2001.

 Forward Looking Statements

 All statements other than statements of historical fact contained in this report, including but not limited to statements in this Management's Discussion and Analysis of Financial Condition and Results of Operations (and similar statements contained in the Notes to Condensed Consolidated Financial Statements) concerning the Company's financial position, liquidity, capital resources and results of operations, its prospects for the future and other matters, and also including statements made in Part II of this report, are forward-looking statements. Forward-looking statements in this report generally include or are accompanied by words such as "anticipate", "believe", "estimate", "expect", "intend", "will", "would", "should" or words of similar import. Such forward-looking statements include, but are not limited to, statements regarding the ability of the Company and/or DelSite to obtain sufficient funds to finance DelSite's proposed activities; the ability of DelSite to successfully exploit the Company's new drug delivery technology; the adequacy of the Company's cash resources and cash flow from operations to finance its current operations; and the Company's intention, plan or ability to repurchase shares of its outstanding Common Stock.

 Although the Company believes that the expectations reflected in its forward-looking statements are reasonable, no assurance can be given that such expectations will prove correct. Factors that could cause the Company's results to differ materially from the results indicated by such forward-looking statements include but are not limited to the possibilities that the Company may be unable to obtain the quantity or quality of Aloe vera L. leaves it needs from Rancho Aloe, that the claims of parties with whom the Company is involved in litigation may not be without merit and the Company may be unable to resolve its disputes with third parties in a satisfactory manner, that the Company's cash resources and cash flow from operations may not be adequate to finance its current operations, that the Company and or DelSite may be unable to obtain the funds needed to carry out large scale clinical trials and other research and development projects, that the results of the Company's clinical trials may not be sufficiently positive to warrant continued development and marketing of the products tested, that new products may not receive required approvals by the appropriate government agencies or may not meet with adequate customer acceptance, that the Company and or DelSite may not be able to obtain financing when needed, that the Company and or DelSite may not be able to obtain appropriate licensing agreements for products that it wishes to market or products that it needs assistance in developing, that the Company may not be able to fund its operating costs from revenues and available cash resources, that one or more of the customers that the Company expects to purchase significant quantities of products from the Company or Caraloe may fail to do so, that competitive pressures may require the Company to lower the prices of or increase the discounts on its products, that other parties who owe the Company substantial amounts of money may be unable to pay what they owe the Company, that the Company's patents may not provide the Company with adequate protection, that the Company's manufacturing facilities may be inadequate to meet demand, that the Company's distributors may be unable to market the Company's products successfully, that the Company may be unable to reach satisfactory agreements with its important suppliers, that the Company may not be able to use its tax loss carryforwards before they expire, that the Company may not have sufficient financial resources necessary to repurchase shares of its outstanding Common Stock when it is desirable to do so, or that the Company may be unable to produce or obtain, or may have to pay excessive prices for, the raw materials or products it needs.

 All forward-looking statements in this report are expressly qualified in their entirety by the cautionary statements in the two immediately preceding paragraphs.


 Item 3. Quantitative and Qualitative Disclosures About Market Risk.

 The Company's exposure to market risk from changes in foreign currency exchange rates and the supply and prices of Aloe vera L. leaves has not changed materially from its exposure at December 31, 2001, as described in the Company's Annual Report on Form 10-K for the year then ended.


 Part II OTHER INFORMATION


 Item 4. Submission of Matters to a Vote of Security Holders.

 At the 2002 Annual Meeting of Shareholders held on May 16, 2002, R. Dale Bowerman was re-elected to serve as a director of the Company for a term expiring at the 2005 annual meeting, with the holders of 7,896,156 shares voting for his re-election and the holders of 147,506 shares abstaining.

 The other directors whose terms of office continued after the meeting are George DeMott and Carlton E. Turner, Ph.D.,D.Sc. whose terms expires at the 2003 annual meeting, and Thomas J. Marquez and Selvi Vescovi, whose terms expire at the 2004 annual meeting.

 The proposal to adopt  a resolution to  amend the first  sentence of Section
 1.03 of the Company's 1995 Stock Option Plan to read in its entirety as follows: "Options may be granted by the Company from time to time under the Plan to purchase an aggregate of [ 1,500,000 ] 2,250,000 shares of the authorized Common Stock", was approved by the holders of 3,096,972 shares, with the holders of 902,832 shares voting against approval and the holders of 61,114 shares abstaining.

 The proposal to ratify the appointment of Ernst & Young LLP as independent public accountants for the Company for the fiscal year ending December 31, 2002 was approved by the holders of 7,977,525 shares, with the holders of 64,215 shares voting against approval and the holders of 7,472 shares abstaining.

 No vote was taken on a shareholder proposal to request the Board of Directors to take action to declassify the Board of Directors and cause all directors to be elected annually, because the shareholder who had requested the inclusion of the proposal in the Company's proxy statement failed to appear at the annual meeting and submit the proposal for a vote.


 Item 6. Exhibits and Reports on Form 8-K.

         (a)  Exhibits:

              Exhibit
                No.    Description

               99.1    CEO Certification of SEC Reports Under Section 906

               99.2    CFO Certification of SEC Reports Under Section 906.

         (b) Reports on Form 8-K:

             The Registrant did not file any reports on Form 8-K during the quarter ended June 30, 2002.

                                  SIGNATURES


 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         CARRINGTON LABORATORIES, INC.
                                         (Registrant)



 Date:     August 14, 2002               By: /s/ Carlton E. Turner
                                         ----------------------------
                                         Carlton E. Turner,
                                         President and C.E.O.
                                         (principal executive
                                         officer)



 Date:     August 14, 2002               By: /s/ Robert W. Schnitzius
                                         ----------------------------
                                         Robert W. Schnitzius,
                                         Chief Financial Officer
                                         (principal financial and
                                         accounting officer)

                              INDEX TO EXHIBITS



      Item  Description
       No.

      99.1  CEO Certification of SEC Reports Under Section 906

      99.2  CFO Certification of SEC Reports Under Section 906.