Form 10-Q
period 2002-09-30
CARRINGTON LABORATORIES INC /TX/
filed 2002-11-14
CIK 718007

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549
                                  Form 10-Q


 (Mark One)
   ( x )  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES
                             EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 2002

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

 The number of shares of the registrant's common stock outstanding as of November 11, 2002 was 9,951,959.

                                    INDEX


                                                                  Page
                                                                  ----

      Part I.   FINANCIAL INFORMATION

           Item 1.   Financial Statements

                     Condensed Consolidated Balance Sheets
                     at September 30, 2002 (unaudited) and
                     December 31, 2001                              3

                     Condensed Consolidated Statements of
                     Operations for the three months ended
                     September 30, 2002 and 2001 (unaudited)        4

                     Condensed Consolidated Statements of
                     Operations for the nine months ended
                     September 30, 2002 and 2001 (unaudited)        5

                     Condensed Consolidated Statements
                     of Cash Flows for the nine months
                     ended September 30, 2002 and 2001 (unaudited)  6

                     Notes to Condensed Consolidated Financial
                     Statements (unaudited)                         7

           Item 2.   Management's Discussion and Analysis of
                     Financial Condition and Results of
                     Operations                                     9

           Item 3.   Quantitative and Qualitative Disclosures
                     About Market Risk                             13

           Item 4.   Controls and Procedures.                      13

      Part II.  OTHER INFORMATION

           Item 5.   Other Information                             13

           Item 6.   Exhibits and Reports on Form 8-K              14

                        PART I - FINANCIAL INFORMATION

 Item 1.  Financial Statements

 Condensed Consolidated Balance Sheets
 (Dollar amounts in 000's)

                                             December 31, September 30,
                                                 2001          2002
                                                ------        ------
                                                           (unaudited)
    Assets

 Cash and cash equivalents                     $ 3,454       $ 2,424
 Accounts receivable, net                        1,622         2,124
 Inventories                                     5,338         4,321
 Prepaid expenses                                  189           501
                                                ------        ------
    Total current assets                        10,603         9,370

 Property, plant and equipment, net             10,404        10,100
 Other assets                                      210           157
                                                ------        ------
    Total assets                               $21,217       $19,627
                                                ======        ======

    Liabilities and Stockholders' Equity

 Notes payable                                 $   763       $   763
 Accounts payable                                1,099         1,168
 Accrued liabilities                               884         1,048
 Deferred revenue                                  417           417
                                                ------        ------
    Total current liabilities                    3,163         3,396

 Capital lease obligation                            -           137
 Deferred revenue                                1,125         1,500

 Stockholders' equity:
  Common stock                                      98            99
  Capital in excess of par value                52,429        52,535
  Accumulated deficit                          (35,598)      (38,040)
                                                ------        ------
    Total stockholders' equity                  16,929        14,594
                                                ------        ------
 Total liabilities and stockholders' equity    $21,217       $19,627
                                                ======        ======


       The accompanying notes are an integral part of these statements.

 Condensed Consolidated Statements of Operations (unaudited)
 (Dollar amounts and shares in 000's, except per share amounts)


                                                 Three Months Ended
                                                    September 30,
                                                 2001          2002
                                                ------        ------
 Revenues:

   Net product sales                           $ 3,774       $ 4,476
   Royalty income                                  607           617
                                                ------        ------
 Total revenues                                  4,381         5,093
 Cost of sales                                   2,341         3,051
                                                ------        ------
 Gross margin                                    2,040         2,042

   Selling, general and administrative           1,368         1,457
   Research and development-basic                  611           530
   Research and development-DelSite                  -           586
   Other expense (income)                           (3)            -
   Interest expense (income), net                  (13)           10
                                                ------        ------
 Income (loss) before income taxes                  77          (541)
 Income taxes                                        0             0
                                                ------        ------
 Net income (loss)                             $    77       $  (541)
                                                ======        ======
 Basic and diluted earnings (loss)
   per share                                   $  0.01       $ (0.05)
                                                ======        ======
 Basic and diluted average shares
   outstanding                                   9,747         9,908


       The accompanying notes are an integral part of these statements.

 Condensed Consolidated Statements of Operations (unaudited)
 (Dollar amounts and shares in 000's, except per share amounts)


                                                  Nine Months Ended
                                                    September 30,
                                                 2001          2002
                                                ------        ------
 Revenues:

   Net product sales                           $11,502       $11,326
   Royalty income                                1,866         1,853
                                                ------        ------
 Total revenues                                 13,368        13,179
 Cost of sales                                   7,462         8,520
                                                ------        ------
 Gross margin                                    5,906         4,659

   Selling, general and administrative           3,802         4,409
   Research and development-basic                1,799         1,371
   Research and development-DelSite                  -         1,273
   Other expense (income)                          (29)           21
   Interest expense (income), net                  (29)           27
                                                ------        ------
 Income (loss) before income taxes                 363        (2,442)
 Income taxes                                        0             0
                                                ------        ------
 Net income (loss)                             $   363       $(2,442)
                                                ======        ======
 Basic and diluted earnings (loss)
   per share                                   $  0.04       $ (0.25)
                                                ======        ======
 Basic and diluted average shares
   outstanding                                   9,747        9,870


       The accompanying notes are an integral part of these statements.

 Condensed Consolidated Statements of Operations (unaudited)
 (Dollar amounts and shares in 000's, except per share amounts)


                                                          Nine Months Ended
                                                             September 30,
                                                          2001          2002
                                                         ------        ------
 Cash flows provided by (used in) operating activities
   Net income (loss)                                    $   363       $(2,442)
   Adjustments to reconcile net loss to
     net cash provided by (used in)
     operating activities:
      Depreciation and amortization                         772           847
      Provision for inventory obsolescence                  135            45
   Changes in assets and liabilities:
      Receivables, net                                    1,128          (502)
      Inventories                                          (992)          972
      Prepaid expenses                                     (372)         (312)
      Other assets                                         (100)           53
      Accounts payable and accrued liabilities           (1,073)          233
      Deferred revenue                                      750           512
                                                         ------        ------
   Net cash provided by (used in) by operating
      activities                                            611          (594)

   Cash flows used in investing activities:
      Purchases of property, plant
      and equipment                                        (674)         (543)
                                                         ------        ------
   Net cash used in by investing activities                (674)         (543)

   Cash flows provided by financing activities:
      Issuances of common stock                              77           107
                                                         ------        ------
   Net cash provided by financing activities                 77           107
                                                         ------        ------
   Net increase (decrease) in cash
     and cash equivalents                                    14        (1,030)

   Cash and cash equivalents, beginning
      of period                                           3,200         3,454
                                                         ------        ------
   Cash and cash equivalents, end
      of period                                         $ 3,214       $ 2,424
                                                         ======        ======
   Supplemental disclosure of cash flow
     information
      Cash paid during the period for
        interest                                        $    47       $    46
      Cash paid during the period for
        federal, state and local income taxes           $    18       $    53

 The accompanying notes are an integral part of these statements.

 Notes to Condensed Consolidated Financial Statements (unaudited)

 (1)  Condensed Consolidated Financial Statements:

 The condensed consolidated balance sheet as of September 30, 2002, the condensed consolidated statements of operations for the three and nine month periods ended September 30, 2001 and 2002 and the condensed consolidated statements of cash flows for the nine month periods ended September 30, 2001 and 2002 have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments (which include all normal recurring adjustments) necessary to present fairly the consolidated financial position, results of operations and cash flows at September 30, 2002 and for all periods presented have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's annual report to shareholders on Form 10-K for the year ended December 31, 2001.

 (2)  Earnings Per Share

 Basic earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding during the period.

 When the effects are not anti-dilutive, diluted earnings per common share is computed by dividing net income by the weighted average number of shares outstanding and the impact of all dilutive potential common shares, primarily stock options. The dilutive impact of stock options is determined by applying the "treasury stock" method.

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

 Corporate Losses Before Income Taxes set forth in the following table include research and development expenses which were related to the development of pharmaceutical products not associated with the reporting segments. Assets which are used in more than one segment are reported in the segment where the predominant use occurs. The Company's production facility in Costa Rica, which provides bulk ingredients for both segments, and total cash for the Company are included in the Corporate Assets figure.

 Reportable Segments (in thousands)

 ----------------------------------------------------------------------------
 Quarter Ended                    Medical    Caraloe,
 September 30, 2001              Products      Inc.       Corporate    Total
 ----------------------------------------------------------------------------
 Revenues to unaffiliated
  customers                      $ 2,725     $ 1,656       $   -      $ 4,381
 Income (loss) before
  income taxes                       382         212         (517)         77
 Identifiable assets              11,796       1,221        7,802      20,819
 Capital expenditures                 -           -           301         301
 Depreciation and
  amortization                       146          -           120         266
 ----------------------------------------------------------------------------
 Quarter Ended                    Medical    Caraloe,
 September 30, 2002              Products      Inc.       Corporate    Total
 ----------------------------------------------------------------------------
 Revenues to unaffiliated
   customers                     $ 2,136     $ 2,957       $   -      $ 5,093
 Income (loss) before
   income taxes                     (126)        364         (779)       (541)
 Identifiable assets               9,845       2,951        6,831      19,627
 Capital expenditures                 -           -           404         404
 Depreciation and
   amortization                      157          -           127         284
 ----------------------------------------------------------------------------
 Nine Months Ended                Medical    Caraloe,
 September 30, 2001              Products      Inc.       Corporate    Total
 ----------------------------------------------------------------------------
 Revenues to unaffiliated
   customers                     $ 7,810     $ 5,558       $   -      $13,368
 Income (loss) before
   income taxes                      873       1,017       (1,527)        363
 Capital expenditures                  -          -           674         674
 Depreciation and
   amortization                      431          -           341         772
 ----------------------------------------------------------------------------
 Nine Months Ended                Medical    Caraloe,
 September 30, 2002              Products      Inc.       Corporate    Total
 ----------------------------------------------------------------------------
 Revenues to unaffiliated
  customers                      $ 6,663     $ 6,516       $   -      $13,179
 Income (loss) before
  income taxes                      (355)       (229)      (1,858)     (2,442)
 Capital expenditures                 -           -           543         543
 Depreciation and
  amortization                       475          -           372         847
 ----------------------------------------------------------------------------

 (4)  Income Taxes:

 The tax effects of temporary differences including net operating loss carryforwards have given rise to net deferred tax assets. At December 31, 2001, and September 30, 2002, the Company provided a valuation allowance against the entire deferred tax asset due to the uncertainty as to the realization of the asset. At December 31, 2001, the Company had net operating loss carryforwards of approximately $42,230,000 for federal income tax purposes, which began expiring in 2002, and research and development tax credit carryforwards of approximately $748,000, which began expiring in 2002, all of which are available to offset federal income taxes due in future periods.

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

 On October 22, 2001, the Company incorporated, a wholly-owned subsidiary named DelSite Biotechnologies, Inc. ("DelSite"). DelSite operates independently from the Company's research and development program and is responsible for the research, development and marketing of the Company's proprietary GelSite[TM] technology for controlled release and delivery of bioactive pharmaceutical ingredients.

 Liquidity and Capital Resources:

 At December 31, 2001 and September 30, 2002, the Company held cash and cash equivalents of $3,454,000 and $2,424,000, respectively. The decrease in cash of $1,030,000 is primarily due to operating losses, increases in accounts receivable and prepaid expenses which were partially offset by lower inventory balances.

 Receivables from three customers totaled $1,580,000 as of September 30, 2002. As of November 7, 2002, a total of $1,380,000 had been collected of this amount.

 Pursuant to the Distributor and License Agreement with Medline Industries, Inc., ("Medline") the Company is to receive $12,500,000 in base royalties over a five-year period ending November 30, 2005. The Company is recognizing royalty income under this agreement on a straight-line basis. At September 30, 2002, the Company had received $1,917,000 more in royalties than it had recognized in income.

 As of September 30, 2002, the Company had no material capital commitments.

 The Company has a $3,000,000 line of credit with Comerica Bank-Texas, collateralized by the Company's accounts receivable and inventory. As of September 30, 2002, $763,000 was outstanding under this credit facility. This credit facility is also used to secure an $800,000 letter of credit to guarantee rental payments on a lease signed in January 2001 and a $100,000 letter of credit to guarantee rental payments on a lease signed in January 2002.

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

 In March 2001, the Board of Directors authorized the Company to repurchase up to one million shares of its outstanding Common Stock. As of September 30, 2002, the Company had not repurchased any shares of its Common Stock under this program. As of November 8, 2002, the Company has repurchased a total of 2,400 shares of its Common Stock under this program, as the result of a repurchase transaction subsequent to the end of the third quarter. The Company believes it has the financial resources necessary to repurchase shares from time to time pursuant to the Board's repurchase authorization.

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

 Third quarter of 2002 compared with third quarter of 2001

 Revenue of $5,093,000 for the third quarter 2002 was approximately $712,000, or 16.3%, greater than revenue of $4,381,000 for the third quarter 2001. Caraloe, Inc. revenue of $2,957,000 for the third quarter of 2002 was approximately $1,301,000, or 78.6%, greater than revenue of $1,656,000 for the third quarter 2001. The Caraloe revenue increase was attributable to increased raw material sales of $966,000 and an increase in contract manufacturing revenue of $334,000. Two customers accounted for approximately 97.5% and 90.6% of Caraloe, Inc. raw material sales of $2,178,000 and $1,212,000 for the third quarter, 2002 and 2001, respectively. Medical products revenue of $2,136,000 for the third quarter 2002 was approximately $589,000, or 21.6%, less than revenue of $2,725,000 for the third quarter 2001 due to decreased orders from the Company's exclusive distributor.

 The gross margin of $2,042,000 for the third quarter 2002 was approximately equal to the gross margin of $2,040,000 for the third quarter 2003. Gross margin as a percentage of sales decreased to 40.1% for the third quarter 2002 from 46.6% for the third quarter 2001. The decrease is primarily attributable to the mix of products sold shifting toward lower margin contract manufactured products.

 Selling, general and administrative expenses of $1,457,000 for the third quarter 2002 were approximately $89,000 or 6.5% greater than selling, general and administrative expenses of $1,368,000 for the third quarter 2001.

 Basic research and development of $530,000 for the third quarter 2002 was approximately $81,000, or 13.3%, less than basic research and development of $611,000 for the third quarter 2001 as the Company focused efforts on product development in support of contract manufacturing. The Company recorded DelSite research and development costs of $586,000 for the third quarter 2002 to develop Gelsite[TM] for the delivery of proteins and peptides and to improve processes for the manufacture of Gelsite[TM].

 The Company recorded net interest expense of $10,000 for the third quarter 2002 as compared to net interest income of $13,000 for the third quarter 2001.

 Net loss for the third quarter 2002 was $541,000, compared with net income of $77,000 for the third quarter 2001. Loss per share for third quarter 2002 was $0.01 compared to loss per share of $0.05 for the third quarter, 2001.

 Nine months ended September 30, 2002 and September 30, 2001

 Revenue of $13,179,000 for the first nine months of 2002 was approximately $189,000, or 1.4%, less than revenue of $13,368,000 for the first nine months of 2001. Caraloe, Inc. revenue of $6,516,000 for the first nine months of 2002 was approximately $958,000, or 17.2%, greater than revenue of $5,558,000 for the first nine months of 2001. The increase of $958,000 was primarily attributable to an increase in contract manufacturing revenue. Two customers accounted for approximately 98.3% and 94.4% of Caraloe, Inc. raw material sales of $4,462,000 and $4,398,000 for the first nine months of, 2002 and 2001, respectively. Medical products revenue of $6,663,000 for the first nine months of 2002 was approximately $1,147,000, or 14.7%, less than revenue of $7,810,000 for the first nine months of 2001 due to decreased orders from the Company's exclusive distributor.

 The gross margin of $4,659,000 for the first nine months of 2002 was approximately $1,247,000, or 21.1%, less than the gross margin of $5,906,000 for the first nine months of 2001. Gross margin as a percentage of sales decreased to 35.4% for the first nine months of 2002 from 44.2% for the first nine months of 2001. The decrease is primarily attributable to the mix of products sold shifting toward lower margin contract manufactured products.

 General and administrative expenses of $4,409,000 for the first nine months of 2002 were approximately $607,000, or 16.0%, greater than general and administrative expenses of $3,802,000 for the first nine months of 2001. The increase was primarily attributable to the addition of new personnel, including the President of Caraloe in July, 2001, expenses for expanded distribution facilities in anticipation of obtaining new contract manufacturing business, expenses for the creation of DelSite and additional development expenses.

 Basic research and development of $1,371,000 for the first nine months of 2002 was approximately $428,000, or 23.8%, less than basic research and development of $1,799,000 for the first nine months of 2001 as the Company focused efforts on product development in support of contract manufacturing. The Company recorded DelSite research and development costs of $1,273,000 for the first nine months of 2002 to develop Gelsite[TM] for the delivery of proteins and peptides and to improve processes for the manufacture of Gelsite[TM].

 The Company recorded net interest expense of $27,000 for the first nine months of 2002 as compared to net interest income of $29,000 for the first nine months of 2001.

 Net loss for the first nine months of 2002 was $2,442,000, compared with net income of $363,000 for the first nine months of 2001. Loss per share for the first nine months of 2002 was $0.25 compared to earnings per share of $.04 for the first nine months of 2001.

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


 Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

 The Company's exposure to market risk from changes in foreign currency exchange rates and the supply and prices of Aloe vera L. leaves has not changed materially from its exposure at December 31, 2001, as described in the Company's Annual Report on Form 10-K for the year then ended. See also, "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."


 Item 4.   Controls and Procedures

 Within 90 days prior to the filing date of this report, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, an evaluation was performed of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures are adequately designed to ensure that the information that we are required to disclose in this report has been accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding such required disclosure. There have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of our last evaluation.


 Part II   OTHER INFORMATION

 Item 5.   Other Information

 In accordance with Section 10A(i)(2) of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes-Oxley Act of 2002, the Company is responsible for disclosing any non-audit services approved by the Company's Audit Committee (the "Committee") to be performed by Ernst & Young LLP("E&Y"), the Company's external auditor. Non-audit services are defined in the Act as services other than those provided in connection with an audit or a review of the financial statements of the Company. On October 10, 2002, the Committee approved the engagement of E&Y for analytical and due diligence support for business development efforts, with fees not to exceed $30,000.


 Item 6.   Exhibits and Reports on Form 8-K

      (a)  Exhibits:
           ---------
                99.1 CEO Certification of  SEC Reports Pursuant  to 18 U.S.C.
                     Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                99.2 CFO Certification of  SEC Reports Pursuant  to 18 U.S.C.
                     Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

      (b)  Reports on Form 8-K:
           --------------------
           The Company did not file any reports on Form 8-K during the quarter ended September 30, 2002.

                                  SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    CARRINGTON LABORATORIES, INC.
                                         (Registrant)



 Date:     November 13, 2002        By: /s/ Carlton E. Turner
                                    ----------------------------
                                    Carlton E. Turner,
                                    President and C.E.O.
                                    (principal executive officer)



 Date:     November 13, 2002        By: /s/ Robert W. Schnitzius
                                    ----------------------------
                                    Robert W. Schnitzius,
                                    Chief Financial Officer
                                    (principal financial and
                                    accounting officer)

                                CERTIFICATION

      I,   Carlton E.  Turner,  President   and  Chief Executive  Officer  of
 Carrington Laboratories, Inc., certify that:

 1. I have reviewed this quarterly report on Form 10-Q of Carrington Laboratories, Inc.;

 2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

 3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

 4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b)   Evaluated  the  effectiveness   of  the  registrant's   disclosure
 controls and procedures as of a date within 90 days prior to the filing date of this quarterly report ("Evaluation Date"); and

      c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

 5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons fulfilling the equivalent function):

      a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

 6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



 Dated:   November 13, 2002    /s/ Carlton E. Turner
                               -----------------------------------
                               Carlton E. Turner,
                               President & Chief Executive Officer
                               (principal executive officer)

                                CERTIFICATION

      I,  Robert  W.  Schnitzius,  Chief  Financial  Officer  of   Carrington
 Laboratories, Inc., certify that:

 1. I have reviewed this quarterly report on Form 10-Q of Carrington Laboratories, Inc.;

 2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

 3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

 4. he registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b)   Evaluated  the  effectiveness   of  the  registrant's   disclosure
 controls and procedures as of a date within 90 days prior to the filing date of this quarterly report ("Evaluation Date"); and

      c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

 5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons fulfilling the equivalent function):

      a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

 6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

 Dated:   November 13, 2002    /s/ Robert W. Schnitzius
                               -----------------------------------
                               Robert W. Schnitzius
                               Chief Financial Officer
                               (principal financial and accounting officer)

                              INDEX TO EXHIBITS



      Item  Description
       No.

      99.1 CEO Certification of SEC Reports Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

      99.2 CFO Certification of SEC Reports Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002