Form 10-K
period 2002-12-31
CARRINGTON LABORATORIES INC /TX/
filed 2003-03-31
CIK 718007

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  Form 10-K

                Annual Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

                 For the fiscal year ended December 31, 2002
                        Commission File Number 0-11997

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

      Indicate by check mark if disclosure  of delinquent filers pursuant  to
 Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

      The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant (treating all executive officers and directors of the Registrant and holders of 10% or more of shares outstanding, for this purpose, as if they may be affiliates of the Registrant) was $10,602,000, computed by reference to the price at which common equity was sold on June 30, 2002.

      Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

 9,991,651 shares of Common Stock, par value $.01 per share, were outstanding on March 11, 2003.

                     DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Registrant's proxy statement for its annual meeting of shareholders to be held on May 8, 2003 are incorporated by reference into
               Part III hereof, to the extent indicated herein.

                                    PART I

 ITEM 1.  BUSINESS.
          --------
                                   General
                                   -------

 Incorporated in Texas in 1973, Carrington Laboratories, Inc. ("Carrington" or the "Company") is a research-based biopharmaceutical, medical device, raw materials and nutraceutical company engaged in the development, manufacturing and marketing of naturally-derived complex carbohydrates and other natural product therapeutics for the treatment of major illnesses, the dressing and management of wounds and nutritional supplements. The Company is comprised of two business segments. See Note Thirteen to the consolidated financial statements in this Annual Report for financial information about these business divisions. The Company sells prescription and nonprescription human and veterinary products through its Medical Services Division. Through Caraloe, Inc., its consumer products subsidiary, the Company sells consumer and bulk raw material products and also provides product development and manufacturing services to customers in the cosmetic, nutraceutical and medical markets. The Company's research and product portfolio are based primarily on complex carbohydrates isolated from the Aloe vera L. plant.

 In October 2001, the Company incorporated, a wholly-owned subsidiary named DelSite Biotechnologies, Inc. ("DelSite"). DelSite operates independently from the Company's research and development program and is responsible for the research, development and marketing of the Company's proprietary GelSite[TM] technology for controlled release and delivery of bioactive pharmaceutical ingredients.

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

 The Company maintains control of certain national pricing agreements which cover hospitals, alternate care facilities, home health care agencies and cancer centers. These agreements allow Medline representatives to make presentations in member facilities throughout the country. In order to promote continued brand-name recognition, the Company has resumed some limited marketing and advertising to bolster Medline's efforts in these areas.

 The Company has several distribution and licensing agreements for the sale of its products into international markets. The Company also sells wound care products into international markets on a non-contract, purchase order basis. Opportunities in the growing Internet market are also addressed through the Company's websites, www.carringtonlabs.com. and www.woundcare.com.

 The Company also produces Acemannan Immunostimulant[TM], a product fully licensed by the United States Department of Agriculture ("USDA") as an adjuvant therapy for certain cancers in dogs and cats. This product, in addition to several wound and skin care products developed specifically for the veterinary market, are marketed and distributed through an exclusive distribution arrangement with Farnam Companies, Inc., a leading veterinary marketing company.

 Carrington is actively involved in developing and promoting the SaliCept[TM] line of products, which includes an oral rinse, patches for oral wounds and extraction sites, and other products. The SaliCept line[TM] is supported by a dedicated sales representative and strategic partners for this line are being considered.

                                Caraloe, Inc.
                                -------------

 Caraloe, Inc., a subsidiary of the Company, markets or licenses consumer products and bulk raw materials utilizing the Company's patented complex carbohydrate technology into the consumer health and nutritional products markets. Caraloe's premier product is Manapol[R] powder, a bulk raw material rich in complex carbohydrates. Manapol[R] powder is marketed to manufacturers of nutritional products who desire quality complex carbohydrate ingredients for their finished products. Caraloe also markets finished products containing Manapol[R] powder into domestic health and nutritional products markets through health food stores, through internet marketing services at www.aloevera.com, and the international marketplace on a non-contract, purchase order basis. In the fourth quarter of 2000, Caraloe introduced a new raw material, Hydrapol[TM], for use by cosmetic manufacturers.

 In 1997, Caraloe signed a non-exclusive supply agreement with a major customer to supply Manapol[R] powder. This agreement was renewed through August 2003 and contains monthly minimum purchase requirements. During 2000, 2001, and 2002 sales of Manapol[R] powder to this customer represented 38%, 30%, and 35% respectively, of the Company's total revenues. The Company expects this supply agreement will be renewed at the end of August 2003.

 Caraloe, Inc. also provides product development and manufacturing services to customers in the cosmetic, nutraceutical and medical markets. In June 2001 a development group was formed to concentrate efforts on providing these services. The scope of services provided by this group includes taking projects from formulation design through manufacturing, manufacturing and filling according to customer-provided formulations and specifications, filling customer-provided packaging components and assembling custom kits for customers.

 In December 2002 the Company entered into an agreement to acquire certain assets of the Custom Division of Creative Beauty Innovations, Inc. ("CBI"), including specialized manufacturing customer information, intellectual property and equipment. CBI is a privately held manufacturer of skin and cosmetic products with operations in Carrollton, Texas.

 Under the agreement, the Company paid CBI $501,000 at closing and deposited $500,000 in escrow, which was released to CBI on February 28, 2003. In addition, Carrington agreed (i) to purchase inventory of CBI for an amount not greater than $700,000, to be paid six months after closing and (ii) to pay CBI an amount equal to 9.0909% of Carrington's net sales up to $6.6 million per year and 8.5% of Carrington's net sales over $6.6 million per year of CBI products to CBI's existing customers for the next five years. The acquired assets include equipment and other physical property previously used by CBI's Custom Division to compound and package cosmetic formulations of liquids, creams, gels and lotions into bottles, tubes or cosmetic jars. Carrington intends to use these assets in a substantially similar manner. The Company will provide services to these customers through the Caraloe, Inc. development and manufacturing services group.

 To finance the acquisition, the Company entered into an agreement with Medline for accelerated payment of $2.0 million of the royalties due under the Distributor and License Agreement. The royalty acceleration agreement provides for each of the remaining quarterly royalty payments due to be paid to the Company by Medline to be reduced by equal amounts, the sum of which offsets the royalty advance. In addition, the Company will pay Medline interest on the advance at the rate of 6.5% per year on the outstanding balance of the advance.

                        DelSite Biotechnologies, Inc.
                        -----------------------------

 In October 2001 the Company incorporated a wholly-owned subsidiary named DelSite Biotechnologies, Inc. ("DelSite"). DelSite operates independently from the Company's research and development program, which supports the activities associated with the Company's Medical Services and Caraloe, Inc. divisions, and is responsible for the research, development and marketing of the Company's proprietary GelSite[TM] polymer (CR1013), a new and unique complex carbohydrate, which was isolated in 1998 from Aloe vera L. DelSite commenced operations in January 2002 and is currently developing new technologies based on its GelSite[TM] polymer for controlled delivery of bioactive proteins and peptides as therapeutics and vaccines.

 In January 2002 DelSite formed a strategic collaboration with Southern Research Institute, Inc. of Birmingham, Alabama, to assist in the development and ultimate commercialization of the drug delivery technology based on the GelSite[TM] polymer. Southern Research Institute is an independent, not-for-profit center for scientific research affiliated with the University of Alabama at Birmingham. Under the three year collaborative agreement, DelSite retains all product rights plus intellectual property rights to its existing technology as well as any discoveries made by DelSite or Southern Research, either jointly or individually, as a result of any project undertaken as part of the agreement. Southern Research will receive fees and royalties when undertaking certain specified projects on behalf of DelSite.

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

 The Company expended approximately $3,602,000, $2,442,000 and $3,580,000 on research and development in fiscal 2000, 2001 and 2002, respectively. Of the total expenditures for 2000, $623,000 reflect clinical trial costs associated with the Phase III trial in ulcerative colitis. Research activities associated with DelSite accounted for 51% of the 2002 research and development expenditures.

                       DelSite Research and Development
                       --------------------------------

 The Company believes that its products' functionality and/or pharmacological activity make them potential candidates for further development as pharmaceutical or therapeutic agents. In 2003, DelSite will focus its activities in drug delivery through developing proof of concept data for potential pharmaceutical partners. There is no assurance, however, that DelSite will be successful in its efforts.

 The Company sponsors a research and development laboratory at Texas A&M University in association with the College of Veterinary Medicine to support research activities of the Company and its DelSite subsidiary. Pursuant to this arrangement, the Company has access to leading authorities in the life sciences, as well as facilities and equipment to help further the Company's research programs.

 DelSite is developing a new platform technology based on its proprietary GelSite[TM] polymer (CR1013) for controlled delivery of bioactive proteins and peptides as therapeutics and vaccines. Basic proof of concept research is continuing on this material, which includes both parenteral delivery of therapeutic proteins and peptides and intranasal delivery of protein antigens as vaccines. Selected studies have been completed through sponsored research at Texas A&M and Southern Research Institute. Pilot scale production has been accomplished and studies to refine the process are ongoing. The technology has varied utility, but the primary focus of research is in the area of drug delivery. Three patents covering this invention have been issued to the Company with two patents pending. The composition and process patent was issued in 1999.

                     Specialized Research and Development
                     ------------------------------------

 The Company also has a separate, specialized research team to support research and in-house development for Carrington products as well as to provide services to customers in the medical, nutraceutical and cosmetic markets. These services typically include research and development of a formulation from the customer's initial concept and specifications or, at the customer's request, through reverse engineering a similar product. Development efforts also include packaging design, label design and, where required by regulations, production validation.

 During 2002 the Company also initiated scale-up development activities for the production of its proprietary oral patch product. This product had previously been manufactured by an independent vendor on a bench-scale basis. The Company purchased and installed production-scale equipment in its Costa Rica facility to form, fill and seal blister packs. The patch product is freeze-dried in the Company's existing freeze-drying equipment in Costa Rica. Installation, operation and performance qualifications were initiated in the fourth quarter of 2002 and completed in the first quarter of 2003. The first products were produced in December 2002 and January 2003.
                            Human Clinical Studies
                            ----------------------

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

 Evaluation of the SaliCept[TM] Oral Patch for Reduction in the Incidence of Dry Socket.

 An independent study conducted in 2000 that compared the incidence of alveolar osteitis ("AO", also known as dry socket) in patients treated with Gelfoam[R] soaked with an antibiotic or SaliCept[TM] Patches was conducted in 2000. A retrospective evaluation was performed of 587 records of Gelfoam[R] treated patients compared to a prospective trial of 608 patients treated with SaliCept[TM] Patches. The SaliCept[TM] Patch significantly reduced the incidence of AO when compared to the antibiotic-soaked Gelfoam[R]. The study results were filed with the FDA and the Company was granted clearance by the agency in the fourth quarter 2001 to market the patch as a 510(k) device for management of AO.

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

 Oral
 ----
   Human
     Pain Reduction              Mucositis                          Marketed

   Dental
     Pain Reduction              Aphthous Ulcers, Oral Wounds       Marketed
     Post Extraction Wounds      Oral Surgery                       Marketed

 Injectable
 ----------
   Human
     Neutropenia                 Neutropenia associated with        Discovery
                                 cancer

   GelSite[TM] polymer (CR1013)  Drug delivery                      Preclinical

 Intranasal
 ----------
   GelSite[TM] polymer (CR1013)  Vaccine delivery                   Preclinical
   Veterinary
   Adjunct for cancer            Fibrosarcoma                       Marketed

 Nutraceuticals
 --------------
   Immune Enhancing Product      Manapol[R]/Maitake Gold 404[R]     Marketed
   Immune Enhancing Product      Manapol[R]/Calcium Enriched        Clinical
                                                                    Evaluation



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

 The Company owns a 405-acre farm in the Guanacaste province of northwest Costa Rica which currently has approximately 113 acres planted with Aloe vera L. The Company is currently performing a land reclamation project on the farm to increase productive acreage. Currently, the Company's need for leaves exceeds the supply of harvestable leaves from the Company's farm, requiring the purchase of leaves from other sources in Costa Rica at prices comparable to the cost of acquiring leaves from the Company's farm. The Company has entered into several supply agreements with local suppliers near the Company's factory. The Company anticipates that the local suppliers will be able to meet all of its requirements for leaves in 2003.

 The Company has a 23% ownership interest in Aloe and Herbs International, Inc., ("Aloe & Herbs"), a Panamanian corporation formed for the purpose of establishing an Aloe vera L. farm in Costa Rica. The Company purchases leaves from Rancho Aloe, S.A., ("Rancho Aloe") a wholly owned subsidiary of Aloe & Herbs, which has a 5,000-acre farm in close proximity to the Company's farm, at a nominal price per kilogram of leaves supplied, with the final price payable to Rancho Aloe based upon the yield of the final product.

 As of December 31, 2002, Rancho Aloe was providing an average of 67% of the Company's monthly requirement of leaves. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" for further information regarding the Company's relationship with Aloe & Herbs.

                                Manufacturing
                                -------------

 Since 1995, the Company's manufacturing facility has been located in the Company's headquarters in Irving, Texas. The Company believes that this manufacturing facility has sufficient capacity to provide for the present line of products and to accommodate new products and sales growth. Final packaging of certain of the Company's wound care products is completed by outside vendors. The Company's calcium alginates, films, hydrocolloids, foam dressings, gel sheets, tablets, capsules, and freeze-dried products are being provided by third parties.

 All of the Company's proprietary bulk pharmaceutical products and freeze-dried Aloe vera L. extracts are produced in its processing plant in Costa Rica. This facility has the ability to supply the bulk aloe raw materials requirements of the Company's current product lines and bulk material contracts for the foreseeable future. Certain liquid nutraceutical products which the Company provides to customers on a custom manufacturing basis are also produced at the Costa Rica facility. In addition, production of the Salicept[TM]Patch has been transferred to the plant in Costa Rica to better meet anticipated market demands for the product for post extraction wounds and aphthous ulcers.

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

 Both foods and dietary supplements are subject to the Nutrition Labeling and Education Act of 1990 (the "NLEA"), which prohibits the use of any health claim for foods, including dietary supplements, unless the health claim is supported by significant scientific agreement and is either pre-approved by the FDA or the subject of substantial government scientific publications and a notification to the FDA. To date, the FDA has approved the use of only limited health claims for dietary supplements. However, among other things, DSHEA amended, for dietary supplements, the NLEA by providing that "statements of nutritional support" may be used in labeling for dietary supplements without FDA pre-approval if certain requirements, including prominent disclosure on the label of the lack of FDA review of the relevant statement, possession by the marketer of substantiating evidence for the statement and post-use notification to the FDA, are met. Such statements may describe how particular nutritional supplements affect the structure, function or general well-being of the body (e.g., "promotes cardiovascular health").

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

 The third series of patent applications, relating to the uses of acetylated mannan derivatives, was filed subsequent to the second series. Three of them matured into United States Patent Nos. 5,106,616, issued on April 21, 1992; 5,118,673, issued on June 2, 1992, and 5,308,838, issued on May 3,
 1994. The Company has filed a number of divisional applications to these patents, each dealing with specific uses of acetylated mannan derivatives. Patent Cooperation Treaty applications based on the parent United States applications have been filed designating a number of foreign countries where the applications are pending. In addition, the Company has also obtained a patent in the United States relating to a wound cleanser, U.S. Patent No. 5,284,833, issued on February 8, 1994.

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

 The Company obtained on September 25, 2002, a European Patent (Patent No. 0884994) which was validated in Great Britain, Germany (No. 69715827.6), France, Italy and Portugal associated with the uses of denture adhesive containing Aloe Vera L. extract.

 In addition, the Company was issued on October 13, 2002, a Canadian Patent (No. 2,122,604) associated with the process for preparation of Aloe Products.

 The Company also obtained on June 24, 2002, a Korean Patent (No. 343293) and on June 5, 2002, European Patent (No. 0705113) which was validated in Great Britain, France, Germany (No. 69430746.7-08), Italy and Austria associated with dried Hydrogel from Hydrophilic Hygroscopic Polymer.

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

 In June 2000 the Company obtained registration in the United States of its mark AloeCeuticals[R] for its skin care and nutritional supplement products.

 In September 2002 the Company obtained registration in the United States of its mark "CaraKlenz[R]" for its proprietary wound cleanser product with that name.

 In addition, applications for the registration marks ISG[TM], APEC[TM], GELSITE[TM] and ORAPATCH[TM] are pending in the U.S.

                                  Employees
                                  ---------

 As of February 28, 2003, the Company employed 252 persons, of whom 45 were engaged in the operation and maintenance of its Irving, Texas processing plant, 130 were employed at the Company's facility in Costa Rica and the remainder were executive, research, quality assurance, manufacturing, administrative, sales, and clerical personnel. Of the total number of employees, 121 were located in Texas, 130 in Costa Rica and one in Puerto Rico. The Company considers relations with its employees to be good. The employees are not represented by a labor union.


 ITEM 2. PROPERTIES.
         ----------

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

 Laboratory and Warehouse Facility. The Company has leased a 51,200 square foot building in close proximity to the Walnut Hill facility for a ten-year term to house its Research and Development, Quality Assurance and Quality Control Departments. Laboratories and offices for DelSite are also located in this facility. In addition, the Company utilizes a portion of the building as warehouse space. The Company relocated those functions to this facility in the third quarter of 2001.

 Warehouse and Distribution Facility. In February 2003, the Company leased a 58,130 square foot building for a term of five years for additional warehouse space. In addition, the Company relocated its distribution operations to this new facility.

 Costa Rica Facility. The Company owns approximately 405 acres of land in the Guanacaste province of northwest Costa Rica. This land is being used for the farming of Aloe vera L. plants and for a processing plant to produce bulk pharmaceutical and injectable mannans and freeze-dried extracts from Aloe vera L. used in the Company's operations. The processing plant became operational in 1993.


 ITEM 3. LEGAL PROCEEDINGS
         -----------------

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

 On May 31, 2001, the Defendants filed a motion seeking to have the complaint dismissed or to have the case transferred to Texas. On August 28, 2001, the Defendants' motion to transfer was granted, and the case was transferred to the United States District Court for the Northern District of Texas, Dallas Division, as Case No. 01-CV-1776. The Defendants and Plaintiff have both filed motions for summary judgment which are pending before the Court. This case was originally scheduled for trial on March 3, 2003. However, the Court has continued the trial on this matter until such time has it has ruled on the outstanding motions for summary judgment. The Company believes that the Plaintiff's claims are without merit and intends to defend the lawsuit vigorously.

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

 Following a hearing on July 30, 2001, the trial court entered an order setting the case for trial on July 30, 2002 and granting a temporary injunction that prohibits Defendants from (i) disclosing or using any of Plaintiff's confidential, proprietary or trade secret information; (ii) developing or marketing a wound cleanser product that is the same or substantially the same as reflected in a formula that is at issue in the lawsuit (although this prohibition expressly does not apply to products actively manufactured and sold by the Company before January 1, 2001 using the exact same formula then in effect); and (iii) destroying, concealing, altering, removing or disposing of any documents, files, computer data or other things relating to Plaintiff or Mr. Vogel's former employer, or containing or referring to trade secrets or confidential or proprietary information of Plaintiff or Mr. Vogel's former employer. The Court continued the July 30, 2002 trial setting; the case is currently set for trial on May 6, 2003. The Company believes that Plaintiff's claims are without merit and intends to vigorously defend against those claims and pursue its counterclaim and motion for sanctions.


 ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
         ---------------------------------------------------

 The Company did not submit any matter to a vote of security holders during the fourth quarter of the fiscal year covered by this Annual Report.


                                   PART II
                                   -------

 ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
         ---------------------------------------------------------------------

 The Common Stock of the Company is traded on the NASDAQ National Market under the symbol "CARN." The following table sets forth the high and low sales prices per share of the Common Stock for each of the periods indicated.


 Fiscal 2001                            High          Low
 -----------                            ----          ----
 First Quarter                         $1.38         $1.03

 Second Quarter                         1.68          1.00

 Third Quarter                          1.40          0.88

 Fourth Quarter                         1.15          0.84


 Fiscal 2002                            High          Low
 -----------                            ----          ----
 First Quarter                         $3.25         $1.07

 Second Quarter                         1.98          1.20

 Third Quarter                          1.33          0.95

 Fourth Quarter                         1.11          0.71


 At March 11, 2003, there were 972 holders of record (including brokerage firms) of Common Stock.

 The Company has not paid any cash dividends on the Common Stock and presently intends to retain all earnings for use in its operations. Any decision by the Board of Directors of the Company to pay cash dividends in the future will depend upon, among other factors, the Company's earnings, financial condition and capital requirements.

 In March 2001, the Board of Directors authorized the repurchase of up to 1,000,000 shares, or approximately 10.3%, of the Company's outstanding Common Stock, dependent on market conditions. Under the authorization, purchases of Common Stock may be made on the open market or through privately negotiated transactions at such times and prices as are determined jointly by the Chairman of the Board and the President of the Company. The Board authorized the repurchase program based on its belief that the Company's stock is undervalued in light of the Company's future prospects and that it would be in the best interest of the Company and its shareholders to repurchase some of its outstanding shares. As of March 11, 2003, the Company had repurchased 2,400 of its outstanding Common Stock under the program.


 ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA.
         ------------------------------------

 The selected consolidated financial data below should be read in conjunction with the consolidated financial statements of the Company and notes thereto and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations." The selected consolidated financial information for the five years ended December 31, 2002, is derived from the consolidated financial statements of the Company, of which the Statements have been audited by Ernst & Young LLP, independent public accountants.


                                                Years ended December 31,
 (Dollars and numbers of shares in    -----------------------------------------
 thousands except per share amounts)  1998    1999     2000     2001     2002
 ------------------------------------------------------------------------------
 OPERATIONS STATEMENT INFORMATION:

 Revenue:
   Net sales                        $23,625  $28,128  $22,833  $15,115  $15,571
   Royalty income                         -        -      270    2,479    2,470
                                     ------   ------   ------   ------   ------
 Total revenue                       23,625   28,128   23,103   17,594   18,041
 Costs and expenses:
 Cost of sales                       10,870   13,640   12,782    9,803   11,739
                                     ------   ------   ------   ------   ------
 Gross margin                        12,755   14,488   10,321    7,791    6,302
 Expenses:
   Selling, general and
     administrative                  10,254   10,346   10,162    5,016    6,040
   Research and development           2,589    2,434    2,979    2,442    1,701
   Research and development,
     DelSite                              -        -        -        -    1,879
   Research and development,
     Aliminase[TM] clinical trial
       expenses                           -    2,866      623        -        -
   Charges related to ACI and
     Aloe & Herbs                     1,750        -        -        -        -
   Charges related to Oregon
     Freeze Dry, Inc.                     -    1,042      223        -        -
   Interest expense (income), net      (233)    (105)     (80)     (32)      19
   Other expense (income), net            -      (62)    (110)     (13)      41
                                     ------   ------   ------   ------   ------
 Income (loss) before income taxes   (1,605)  (2,033)  (3,476)     378   (3,378)
    Provision for income taxes           10        -        -        -        -
                                     ------   ------   ------   ------   ------
 Net income (loss)                  $(1,615) $(2,033) $(3,476) $   378  $(3,378)
                                     ======   ======   ======   ======   ======
 Net income (loss) per common share
   - basic and diluted(1)           $ (0.17) $ (0.22) $ (0.36) $  0.04  $ (0.34)
                                     ======   ======   ======   ======   ======
 Weighted average shares used in
   per share computations             9,320    9,376    9,545   9,743     9,889


 BALANCE SHEET INFORMATION (as of December 31):

  Working capital                   $ 9,716  $ 7,911  $ 6,275  $ 6,315  $ 3,989
  Total assets                       24,247   23,493   20,702   21,217   22,159
  Total shareholders' investment     21,363   19,504   16,440   16,929   13,689

 (1)  For a description of the calculation of basic and diluted net income
      (loss) per share, see Note Twelve to the consolidated financial statements.


 ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           ---------------------------------------------------------------
           RESULTS OF OPERATIONS.
           ---------------------

                                  Background
                                  ----------

 The Company  is  a  research-based biopharmaceutical,  medical  device,  raw materials and nutraceutical company engaged in the development, manufacturing and marketing of naturally-derived complex carbohydrates and other natural product therapeutics for the treatment of major illnesses, the dressing and management of wounds and nutritional supplements. The Company is comprised of two business segments. See Note Thirteen to the unaudited condensed consolidated financial statements for financial information about these business segments. The Company sells prescription and nonprescription human and veterinary products through its Medical Services Division. Through Caraloe, Inc., its consumer products subsidiary, the Company sells consumer and bulk raw material products and also provides product development and manufacturing services to customers in the cosmetic, nutraceutical and medical markets. The Company's research and product portfolio are based primarily on complex carbohydrates isolated from the Aloe vera L. plant.

 In October 2001, the Company incorporated, a wholly-owned subsidiary named DelSite Biotechnologies, Inc. ("DelSite"). DelSite operates independently from the Company's research and development program and is responsible for the research, development and marketing of the Company's proprietary GelSite[TM] technology for controlled release and delivery of bioactive pharmaceutical ingredients.

                       Liquidity and Capital Resources
                       -------------------------------

 At December 31, 2002 and 2001, the Company held cash and cash equivalents of $3,636,000 and $3,454,000, respectively, an increase of $182,000. Net cash used in operating activities in 2002 was $1,365,000, as compared to cash provided by operating activities in 2001 of $1,275,000. The Company received royalty payments totaling $2,875,000 in 2002 under its licensing agreement with Medline. In addition, the Company received an advance on future royalty payments due from Medline of $2.0 million which was recorded in the Company's financial statements as a loan to be repaid in quarterly installments through September 2005. See Part I for discussions regarding agreements with Medline. Significant cash outflows during 2002 included a $378,000 investment in property and equipment and $1.0 million for the acquisition of the custom division of CBI. Customers with significant accounts receivable balances at the end of 2002 included Mannatech, Inc. ($1,320,000) and Medline Industries ($610,000), and of these amounts, $1,864,000 has been collected as of February 28, 2003.

 In March 2003 the Company received a loan of $500,000 from Bancredito, a Costa Rica bank, with interest and principal to be repaid in monthly installments over eight years. The interest rate on the loan is U.S. Prime Rate plus 2.0%. The loan is secured by a mortgage on an unused, 164-acre parcel of land owned by the Company in Costa Rica plus a lien on specified oral patch production equipment. The proceeds of the loan will be used in the Company's operations.

 The Company had no additional material capital commitments as of that date other than its leases and agreements with suppliers.

 In July 1998 the Company provided a $187,000 cash advance to Rancho Aloe, which is evidenced by a note receivable, due in installments, with payments being made monthly based upon farm production. The Company also advanced $300,000 to Aloe & Herbs in November 1998 for the acquisition of an irrigation system to improve production on the farm and allow harvesting of leaves year-round. The Company was also granted a five-year warrant to purchase 300,000 shares of common stock of Aloe & Herbs. In the fourth quarter of 1998, the Company fully reserved all amounts owed to it by Aloe & Herbs, in the total amount of $487,000, due to the start-up nature of the business. In 2002, the Company received payments totaling $19,000 from Aloe & Herbs against the amount due.

 In November 1997, the Company entered into a financing arrangement with Comerica Bank-Texas ("Comerica"). The arrangement was composed of a $3,000,000 line of credit structured as a demand note without a stated maturity date and with an interest rate equal to the Comerica prime rate. The line of credit is collateralized by the Company's accounts receivable and inventory. This credit facility is used for operating needs, as required. In October 2002, the Company entered into a credit agreement with Comerica which further defined the credit arrangement, including certain covenants. As of December 31, 2002, the Company was in compliance with all such covenants. As of December 31, 2002, there was a $1,587,000 balance owed to Comerica under the terms of the financing agreement.

 In December 2002, the Company entered into an agreement with Medline for accelerated payment of $2.0 million of the royalties due under the Distributor and License Agreement. The royalty acceleration agreement provides for each of the remaining quarterly royalty payments due to be paid to the Company by Medline to be reduced by equal amounts, the sum of which offsets the royalty advance. In addition, the Company will pay Medline interest on the advance at the rate of 6.5% per year on the outstanding balance of the advance. The Company has accounted for this transaction in its financial statement as if it were a loan.

 In December 2002, the Company acquired the assets of the custom division of Cosmetic Beauty Innovations (CBI) for $1.0 million plus a royalty on the Company's sales to custom division customers for five years and up to $700,000 for useable inventories. The CBI custom division provided product development and manufacturing services to customers in the cosmetic and skin care markets. Included in the purchase were intellectual property, certain inventories and specified pieces of equipment. The Company will provide services to these customers through the Caraloe, Inc. development and manufacturing services group. The Company began producing products for the transferring CBI customers in February 2003 at its Irving, Texas facility.

 The Company is seeking approximately $1.0 million in additional financing to be used as working capital in 2003 and 2004. The Company anticipates that such borrowings, together with the expected cash flows from operations, will provide the funds necessary to finance its current operations, including expected levels of research and development. However, the Company does not expect that its current cash resources will be sufficient to finance future major clinical studies and costs of filing new drug applications necessary to develop its products to their full commercial potential. Additional funds, therefore, may need to be raised through equity offerings, borrowings, licensing arrangements or other means, and there is no assurance that the Company will be able to obtain such funds on satisfactory terms when they are needed.

 In March 2001, the Board of Directors authorized the Company to repurchase up to one million shares of its outstanding Common Stock. See "Market for
 Registrant's Common Equity and Related Stockholder Matters" above. The Company believes it has the financial resources necessary to repurchase shares from time to time pursuant to the Board's repurchase authorization.

 The Company is subject to regulation by numerous governmental authorities in the United States and other countries. Certain of the Company's proposed products will require governmental approval prior to commercial use. The approval process applicable to pharmaceutical products and therapeutic agents usually takes several years and typically requires substantial expenditures. The Company and any licensees may encounter significant delays or excessive costs in their respective efforts to secure necessary approvals. Future United States or foreign legislative or administrative acts could also prevent or delay regulatory approval of the Company's or any licensees' products. Failure to obtain requisite governmental approvals or failure to obtain approvals of the scope requested could delay or preclude the Company or any licensees from marketing their products, or could limit the commercial use of the products, and thereby have a material adverse effect on the Company's liquidity and financial condition.

                            Results of Operations
                            ---------------------

 Fiscal 2002 Compared to Fiscal 2001
 -----------------------------------
 Total revenues were $18,041,000 in 2002, compared with $17,594,000 in 2001. Total sales in the Company's Medical Services Division were $8,394,000 in 2002 as compared to $10,400,000 in 2001 and total sales in the Company's Caraloe, Inc. subsidiary were $9,647,000 in 2002 as compared to $7,194,000 in 2001.

 Total sales of the Company's wound and skin care products in 2002 were $5,855,000 as compared with $7,921,000 in 2001. The decrease in wound care revenue was primarily due to a $2.2 million decrease in orders from Medline, the Company's exclusive domestic distributor. A portion of the decrease can be attributed to initial stocking orders made by Medline in early 2001, as the distribution agreement was implemented. Additionally, the Company's products are facing increasing competitive pressure from low-end, commodity-type products which is eroding its market share. Educational efforts are underway to support the distributors sales efforts in product differentiation, performance and net cost of therapy to the customer. The Company has also initiated selective advertisements to support its brand.

 Partially offsetting the decrease in domestic wound care sales was an increase in sales to international customers. The Company sells its wound care products to international distributors, primarily in Europe and Central and South America. Total international wound care sales in 2002 were $534,000 as compared to $386,000 in 2001, with the increase primarily due to increased sales in Latin America.

 Sales of the Company's oral technology products decreased from $129,000 in 2001 to $56,000 in 2002 due primarily to the loading of inventory by a significant international customer in 2001.

 The Company recorded royalty revenue in 2002 of $2,470,000 relating to the exclusive Licensing and Distribution agreement with Medline as compared to $2,479,000 in 2001.

 Of the total Caraloe, Inc. sales in 2002, $6,493,000 was related to the sale of bulk Manapol[R] powder. Caraloe currently sells bulk Manapol[R] powder to a major customer under a three-year, non-exclusive supply and licensing agreement. The current agreement expires in August 2003. Sales to this customer increased from $5,192,000 in 2001 to $6,366,000 in 2002.

 Caraloe also sells its AloeCeuticals[R] line of immune-enhancing dietary supplements containing Manapol[R], which are available in liquid, capsule and tablet forms. These products are sold directly to health and nutrition stores and broker/distributors. They are also sold through the Company's Internet sites. Sales of these products in 2001 and 2002 totaled $538,000 and $532,000, respectively.

 Caraloe continued to develop its contract manufacturing business during 2002. Caraloe manufactures a variety of products that can be filled using the Company's current equipment including gels, creams, lotions and drinks. Total contract manufacturing sales in 2002 were $2,622,000 compared with $1,144,000 in 2001. Of the $1,478,000 increase, $845,000 was attributable to products the Company produced for Medline under a supply agreement entered into in December 2000, whereby the Company manufactures Medline's own branded skin care products for them on a contract basis.

 Cost of goods sold increased from $9,803,000 in 2001 to $11,739,000 in 2002, or 19.7%. As a percentage of sales, cost of sales increased from 55.7% to 65.1%. The increase in the cost of goods sold percentage was largely attributable to a significant shift in sales mix toward lower margin contract manufactured products. The Company experienced significant unfavorable variances associated with its manufacturing processes in its Irving, Texas facility due to lower manufacturing volumes associated with the decrease in its wound care sales. The Company also experienced significant unfavorable variances associated with its manufacturing processes in its Costa Rica facility due to lower manufacturing volumes for Manapol[R] powder through much of the year. Increased sales of Manapol[R] powder in the fourth quarter of 2002 prompted the Company to increase its production of Manapol[R] at the end of the year, thereby eliminating the unfavorable variances through the first quarter of 2003.

 Selling, general and administrative expenses ("SG&A") increased to $6,040,000 from $5,016,000, or 20.4%. The 2001 balance included a one-time favorable adjustment of $211,000 to reduce the Company's franchise tax liability. The Company recorded additional distribution expenses in 2002 of $285,000, which was primarily due to increased shipping volume and increased facility costs associated with the distribution facility leased in October 2001. The Company recorded additional selling expense in 2002 of $201,000, primarily in the areas of salaries, travel, literature and advertising, in support of efforts to grow total sales. The Company also recorded additional administrative expenses in 2002 of $327,000, primarily in the areas of information systems, training, professional fees and travel as part of an effort to improve the infrastructure of the Company and position it for future growth.

 Research and development ("R&D") expenses in support of the Company's ongoing operations decreased to $1,701,000 in 2002 from $2,442,000 in 2001, or 30.3%. This decrease resulted from the Company's efforts to refocus the activities of this group toward services in support of manufacturing, including formulation design, formulation modifications and re-engineering, technology transfer to the manufacturing suite and stability studies. DelSite operates independently from the Company's research and development program and is responsible for the research, development and marketing of the Company's proprietary Gelsite[TM] technology for controlled release and delivery of bioactive pharmaceutical ingredients. DelSite began operations in January 2002 and its expenses in support of this mission totaled
 $1,879,000 in 2002. Combined research and development expenses totaled $3,580,000 in 2002, an increase of 46.6% over 2001.

 Net interest expense of $41,000 was recorded in 2002 versus net interest income of $32,000 in 2001, with the variance primarily due to lower interest rates earned on investments in 2002 and increased Company borrowings.

 There was no provision for income taxes in 2002 due to the Company's utilization of net operating loss carryforwards. The Company has provided a valuation allowance against all deferred tax asset balances at December 31, 2002 and 2001 due to uncertainty regarding realization of the asset.

 The Company's net loss for 2002 was $3,378,000, versus a net income of $378,000 for 2001. The 2002 net loss was due to reduced gross margins resulting from the mix of products sold and from plant operating variances, as well as additional operating expenses incurred in defense of litigation and in support of positioning business for future growth. Results in 2001 benefited from higher unit volume sales of wound care products, lower production costs and a one time gain of $211,000 from adjustments to franchise tax liabilities booked in prior periods. The loss per share in 2002 was $0.34, compared to earnings per share of $0.04 in 2001.

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

 Selling, general and administrative expenses ("SG&A") decreased to $5,016,000 from $10,162,000, or 50.6%. Included in this decrease was a $4,550,000 reduction in selling and marketing expenses for wound care products directly related to the Medline Agreement and Medline's acquisition of the Company's sales force that existed on December 1, 2000. Additionally, the Company took advantage of the reduced administrative burdens of supporting the sales force by reducing costs in all departments affected by the reduction in sales personnel. The Company also recorded a one-time favorable adjustment of $211,000 to adjust its accrued franchise tax liability to actual.

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

                         Critical Accounting Policies
                         ----------------------------

 Management has identified the following accounting policies as critical. The Company's accounting policies are more fully described in Note Two of the Financial Statements. The preparation of consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to revenues, product returns, bad debts and inventories. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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


 ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
           ----------------------------------------------------------

                               Foreign Currency
                               ----------------

 The Company's manufacturing operation in Costa Rica accounted for 37.5% of cost of sales for the year ended December 31, 2002. As a result, the Company's financial results could be significantly affected by factors such as changes in foreign currency exchange rates or economic conditions in Costa Rica. When the U.S. Dollar strengthens against the Costa Rica Colon, the cost of sales decreases. During 2002, the exchange rate from U.S. Dollars to Costa Rica Colones increased by 11.3% to 340 at December 31, 2002. The effect of an additional 10% strengthening in the value of the U.S. Dollar relative to the Costa Rica Colones in 2002 would have resulted in an increase of $66,300 in gross profit. The Company's sensitivity analysis of the effects of changes in foreign currency rates does not factor in a potential change in sales levels or local currency prices.

 Sales of products to foreign markets comprised 7.9% of sales for 2002. These sales are generally denominated in U.S. Dollars. The Company does not believe that changes in foreign currency exchange rates or weak economic conditions in foreign markets in which the Company distributes its products would have a significant effect on operating results. If sales to foreign markets increase in future periods, the effects could become significant.

 For quantitative and qualitative disclosures about market risk related to the supply of Aloe vera L. leaves, see "Business."


 ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
          -------------------------------------------

 The response to Item 8 is submitted as a separate section of this Form 10-K. See Item 15.


 ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
          ---------------------------------------------------------------
          FINANCIAL DISCLOSURE.
          --------------------

 There were no changes in or disagreements with the Company's independent public accountants on accounting matters or financial disclosure.


                                   PART III
                                   --------

 ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
           --------------------------------------------------

 The information required by Item 10 of Form 10-K is hereby incorporated by reference from the information appearing under the captions "Election of Directors," "Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive Proxy Statement relating to its 2002 annual meeting of shareholders, which will be filed pursuant to Regulation 14A within 120 days after the Company's fiscal year ended December 31, 2002.


 ITEM 11.  EXECUTIVE COMPENSATION.
           ----------------------

 The information required by Item 11 of Form 10-K is hereby incorporated by reference from the information appearing under the caption "Executive Compensation" in the Company's definitive Proxy Statement relating to its 2003 annual meeting of shareholders, which will be filed pursuant to Regulation 14A within 120 days after the Company's fiscal year ended December 31, 2002.


 ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
           --------------------------------------------------------------

 The information required by Item 12 of Form 10-K is hereby incorporated by reference from the information appearing under the captions "Security Ownership of Management" and "Principal Shareholders" in the Company's definitive Proxy Statement relating to its 2002 annual meeting of shareholders, which will be filed pursuant to Regulation 14A within 120 days after the Company's fiscal year ended December 31, 2002.


 ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
           ----------------------------------------------

 The information, if any, required by Item 13 of Form 10-K is hereby incorporated by reference from the information appearing under the caption "Certain Transactions", if any, in the Company's definitive Proxy Statement relating to its 2003 annual meeting of shareholders, which will be filed pursuant to Regulation 14A within 120 days after the Company's fiscal year ended December 31, 2002.


 ITEM 14.  CONTROLS AND PROCEDURES
           -----------------------

 With the participation of management, the Company's Chief Executive Officer and its Chief Financial Officer evaluated the Company's disclosure controls and procedures within 90 days of the filing of this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures have been designed and are being operated in a manner that provides reasonable assurance that the information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. A controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within an entity have been detected. Subsequent to the date of the most recent evaluation of the Company's internal controls, there were no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                   PART IV
                                   -------

 ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.
           ---------------------------------------------------------------

 (a)(1)    Financial Statements.

           Reference is made to the index on page F-1 for a list of all financial statements filed as a part of this Annual Report.

    (2)    Financial Statement Schedules.

           Reference is made to the index on page F-1 for a list of one financial statement schedule filed as a part of this Annual Report.

    (3)    Exhibits.

           Reference is made to the Index to Exhibits on pages E-1 through E-7 for a list of all exhibits to this report.

 (b)       Reports on Form 8-K.

           The Company filed a Form 8-K Report dated December 23, 2002, to report the Acquisition of certain assets of the Custom Division of Creative Beauty Innovations, Inc.

                        CARRINGTON LABORATORIES, INC.
           INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES


 Consolidated Financial Statements of the Company:

      Consolidated Balance Sheets --
           December 31, 2001 and 2002                           F  - 2

      Consolidated Statements of Operations -- years ended
           December 31, 2000, 2001 and 2002                     F  - 3

      Consolidated Statements of Shareholders' Equity --
           years ended December 31, 2000, 2001 and 2002         F  - 4

      Consolidated Statements of Cash Flows -- years ended
           December 31, 2000, 2001 and 2002                     F  - 5

      Notes to Consolidated Financial Statements                F  - 6

      Financial Statement Schedule
           Valuation and Qualifying Accounts                    F - 17

      Report of Ernst & Young LLP, Independent Auditors         F - 18

 Consolidated Balance Sheets
 (Amounts in thousands, except share and per share amounts)

                                                          December 31,
                                                        2001        2002
                                                      -------     -------
 Assets:
 Current Assets:
   Cash and cash equivalents                         $  3,454     $ 3,636
   Accounts receivable, net of allowance for
    doubtful accounts of $100 and $110 December 31,
    2001 and 2002, respectively                         1,622       2,370
   Inventories, net                                     5,338       4,333
   Prepaid expenses                                       189         603
                                                      -------     -------
 Total current assets                                  10,603      10,942

 Property, plant and equipment, net                    10,404      10,065
 Customer relationships, net                                -         893
 Other assets, net                                        210         259
                                                      -------     -------
 Total assets                                        $ 21,217    $ 22,159
                                                      =======     =======
 Liabilities and Stockholders' Equity:
 Current Liabilities:
   Line of credit                                    $    763     $ 1,587
   Accounts payable                                     1,099       1,458
   Accrued liabilities                                    884       1,256
   Current portion of long-term debt and
    capital lease obligations                               -         730
   Deferred revenue                                     1,542       1,922
                                                      -------     -------
 Total current liabilities                              4,288       6,953

 Long-term debt and capital lease obligations               -       1,517

 Stockholders' equity:
   Common stock, $.01 par value, 30,000,000 shares
    authorized, 9,809,087 and 9,967,938 shares
    issued at December 31, 2001 and 2002,
    respectively                                           98         100
   Capital in excess of par value                      52,429      52,568
   Accumulated Deficit                                (35,598)    (38,976)
   Treasury stock at cost, 0 and 2,400 shares at
    December 31,  2001 and 2002, respectively               -          (3)
                                                      -------     -------
 Total stockholders' equity                            16,929      13,689
                                                      -------     -------
 Total liabilities and stockholders' equity          $ 21,217     $22,159
                                                      =======     =======

     The accompanying notes are an integral part of these balance sheets.

 Consolidated Statements of Operations
 (Amounts in thousands, except per share amounts)


                                                 Years Ended December 31,
                                              -----------------------------
                                                2000       2001       2002
                                               ------     ------     ------
 Revenues:
   Net product sales                          $22,833    $15,115    $15,571
   Royalty income                                 270      2,479      2,470
                                               ------     ------     ------
 Total revenues                                23,103     17,594     18,041
 Cost of sales                                 12,782      9,803     11,739
                                               ------     ------     ------
 Gross margin                                  10,321      7,791      6,302

 Expenses:
   Selling, general and administrative         10,162      5,016      6,040
   Research and development                     2,979      2,442      1,701
   Research and development, DelSite                -          -      1,879
   Research and development,
    Aliminase[TM] clinical trial expenses         623          -          -
   Charges related to Oregon Freeze Dry,
    Inc.                                          223          -          -
   Other expense (income)                        (110)       (13)        19
   Interest expense (income), net                 (80)       (32)        41
                                               ------     ------     ------
 Net income (loss) before income taxes         (3,476)       378     (3,378)
 Provision for income taxes                         -          -          -
                                               ------     ------     ------
 Net income (loss)                            $(3,476)   $   378    $(3,378)
                                               ======     ======     ======

 Basic and diluted earnings (loss) per
   share                                      $ (0.36)   $  0.04    $ (0.34)
                                               ======     ======     ======
 Basic and diluted average shares
   outstanding                                  9,545      9,743      9,889
                                               ======     ======     ======

     The accompanying notes are an integral part of these statements.


 Consolidated Statements of Shareholders' Equity
 For the Years Ended December 31, 2000, 2001 and 2002
 (Amounts in thousands)



                       Common Stock    Capital in                Treasury Stock
                      --------------   Excess of   Accumulated   --------------
                      Shares  Amount   Par Value     Deficit     Shares  Amount   Total
                      ------   -----     ------      -------     ------   -----   ------
 January 1, 2000       9,395  $   94    $51,910     $(32,500)         -  $    -  $19,504
 Issuance of common
  stock for employee
  stock purchase plan    170       2        173            -          -       -      175
 Issuance of common
  stock for stock
  option plan             94       1        236            -          -       -      237
 Net loss                  -       -          -       (3,476)         -       -   (3,476)
                      ------   -----     ------      -------      -----   -----   ------
 December 31, 2000     9,659      97     52,319      (35,976)         -       -   16,440
 Issuance of common
  stock for employee
  stock purchase plan    150       1        110            -          -       -      111
 Net income                -       -          -          378          -       -      378
                      ------   -----     ------      -------      -----   -----   ------
 December 31, 2001     9,809      98     52,429      (35,598)         -       -   16,929
 Issuance of common
  stock for employee
  stock purchase plan    149       2        126            -          -       -      128
 Issuance of common
  stock for stock
  option plan             10       -         13            -          -       -       13
 Treasury stock
  purchase                 -       -          -            -          2     (3)       (3)
 Net loss                  -       -          -       (3,378)         -       -   (3,378)
                      ------   -----     ------      -------      -----   -----   ------
 December 31, 2002     9,968  $  100    $52,568     $(38,976)         2 $   (3)  $13,689
                      ======   =====     ======      =======      =====   =====   ======

           The accompanying notes are an integral part of these statements.


 Consolidated Statements of Cash Flows
 (Amounts in thousands)

                                                    Years Ended December 31,
                                                   ---------------------------
                                                    2000       2001      2002
                                                   ------     ------    ------
 Operating activities:
 Net income (loss)                                $(3,476)   $   378   $(3,378)
 Adjustments to reconcile net income (loss)
  to net cash provided by (used in)
  operating activities:
   Provision for bad debts                            116         55        38
   Provision for inventory obsolescence               316         91       135
   Depreciation and amortization                    1,043      1,050     1,087
   Loss on disposal of assets                          65          -        21
   Charge related to Oregon Freeze Dry, Inc.          223          -         -
   Changes in operating assets and liabilities:
     Accounts receivable, net                       1,392        504      (786)
     Inventories                                      294       (706)      870
     Prepaid expenses                                 390         (6)     (414)
     Other assets                                     515       (117)      (49)
     Accounts payable and accrued liabilities      (1,328)      (849)      731
     Deferred revenue                                 667        875       380
                                                   ------     ------    ------
   Net cash provided by (used in) operating
     activities                                       217      1,275    (1,365)

 Investing activities:
   Cash paid in purchase of business, net of
     cash acquired                                      -          -    (1,001)
   Purchases of property, plant and equipment        (445)    (1,132)     (378)
                                                   ------     ------    ------
 Net cash used in investing activities               (445)    (1,132)   (1,379)

 Financing activities:
   Borrowings on line of credit                       563          -       824
   Proceeds from debt issuances                         -          -     2,000
   Principal payments on debt and capital
     lease obligations                                  -          -       (36)
   Issuances of common stock                          412        111       141
   Treasury stock purchased                             -          -        (3)
                                                   ------     ------    ------
 Net cash provided by financing activities            975        111     2,926
                                                   ------     ------    ------
 Net increase in cash and cash equivalents            747        254       182
 Cash and cash equivalents at beginning of year     2,453      3,200     3,454
                                                   ------     ------    ------
 Cash and cash equivalents at end of year         $ 3,200    $ 3,454   $ 3,636
                                                   ======     ======    ======
 Supplemental Disclosure of Cash Flow
   Information
   Cash paid during the year for interest         $    40   $    58    $    61
   Cash paid during the year for income taxes           -         -          -


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

 The Company's Medical Services Division offers a comprehensive line of wound management products to hospitals, alternative care facilities, cancer centers and the home health care market. The Company and Medline
 Industries, Inc. ("Medline") entered into a Distributor and License Agreement dated November 3, 2000, under which the Company granted to Medline the exclusive right, subject to certain limited exceptions, to distribute all of the Company's wound and skin care products (the "Products") in the United States, Canada, Puerto Rico and the Virgin Islands for a term of five years that began December 1, 2000. The agreement provides that Carrington will continue to manufacture its existing line of Products and sell them to Medline at specified prices. The prices, which are generally firm for the first two years of the contract term, are thereafter subject to adjustment not more than once each year to reflect increases in manufacturing cost.

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

 Caraloe, Inc., a subsidiary, markets or licenses consumer products and bulk raw material products. Principal sales of Caraloe, Inc., are bulk raw material products which are sold to United States manufacturers who include the high quality extracts from Aloe vera L. in their finished products. Caraloe also provides product development and manufacturing services to Customers in the cosmetic, nutraceutical and medical markets.

 The Company formed a subsidiary, DelSite Biotechnologies, Inc., in October 2001 as a vehicle to further the development and commercialization of its new proprietary complex carbohydrate (Gelsite[TM] polymer) that the Company is developing for use as a drug and vaccine delivery system.

 In December 2002 the Company entered into an agreement to acquire certain assets of the Custom Division of Creative Beauty Innovations, Inc. ("CBI"), including specialized manufacturing customer information, intellectual property and equipment. CBI is a privately held manufacturer of skin and cosmetic products with operations in Carrollton, Texas.

 Under the agreement, the Company paid CBI $501,000 at closing and deposited $500,000 in escrow, which was released to CBI on February 28, 2003. In addition, Carrington agreed (i) to purchase inventory of CBI for an amount not greater than $700,000, to be paid six months after closing and (ii) to pay CBI an amount equal to 9.0909% of Carrington's net sales up to $6.6 million per year and 8.5% of Carrington's net sales over $6.6 million per year of CBI products to CBI's existing customers for the next five years. The acquired assets include equipment and other physical property previously used by CBI's Custom Division to compound and package cosmetic formulations of liquids, creams, gels and lotions into bottles, tubes or cosmetic jars. Carrington intends to use these assets in a substantially similar manner. The Company will provide services to these customers through the Caraloe, Inc. development and manufacturing services group. The Company recorded $100,000 for the purchase of equipment and $901,000 for the purchase of customer relationship intangibles in connection with the acquisition. No inventory had been purchased as of December 31, 2002.

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

 PROPERTY, PLANT AND EQUIPMENT. Property, plant and equipment are recorded at cost less accumulated depreciation. Land improvements, buildings and improvements, furniture and fixtures and machinery and equipment are depreciated on the straight-line method over their estimated useful lives. Leasehold improvements and equipment under capital leases are amortized over the terms of the respective leases or the estimated lives of the assets, whichever is less.

 LONG-LIVED ASSETS. In October 2001, the Financial Accounting Standards Board issued a Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (FAS144). The Company adopted FAS 144 on January 1, 2002. In accordance with FAS 144, the Company reviews long-lived assets, including finite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. If the sum of the expected future undiscounted cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and carrying value of the asset. There have been no impairment charges recorded in the years presented.

 CUSTOMER RELATIONSHIPS. In connection with the CBI acquisition described in Note One, the Company recorded a finite-lived intangible asset of $901,000 for customer relationships acquired. The Company will amortize this intangible asset over five years, which is based on the estimated contractual life of the agreement. Future amounts paid to the sellers based on a percentage of sales of CBI products as described in Note One will be recorded as an expense in the same period the corresponding sales are recorded. The Company recorded amortization expense of $8,000 in 2002.

 DEFERRED REVENUE. Deferred revenue is related to the licensing and royalty agreement with Medline Industries and represents amounts received in excess of amounts amortized to royalty income.

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

 REVENUE RECOGNITION. The Company recognizes revenue for product sales at the time of shipment when title to the goods transfers and collectibility is reasonably assured. Royalty income is recognized over the period of the licensing and royalty agreement.

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

 ADVERTISING. Advertising expense is charged to operations in the year in which such costs are incurred. Advertising expense has not been significant for 2000, 2001 or 2002.

 STOCK-BASED COMPENSATION. The Company accounts for employee stock options in accordance with Accounting Principles Board Opinion No. 25 (APB 25), Accounting for Stock Issued to Employees and Financial Accounting Standards Board Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25. Under APB 25, the Company recognizes no compensation expense related to employee or director stock options when options are granted with exercise prices at the estimated fair value of the stock on the date of grant, as determined by the Board of Directors.

 The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 (FAS1 123), Accounting for Stock-Based Compensation and Statement of Financial Accounting Standards No. 148 (FAS 148), Accounting for Stock-Based Compensation - Transition and Disclosure - An Amendment of FASB Statement No. 123. Under the provisions of FAS 123, pro forma compensation expense related to options issued to employees is disclosed based on the fair value of options on the grant date.

 The following table (in thousands) illustrates the effect on net loss if the Company had applied the fair value recognition provision of FAS 123 to stock based compensation:

 --------------------------------------------------------------------------
                                              2000        2001        2002
 --------------------------------------------------------------------------
 Net income (loss) (in thousands):
      As reported                           $(3,476)    $   378     $(3,378)
      Less:  Stock-based compensation
       expense determined under fair
       value-based method                    (1,174)       (461)       (331)
                                             ------      ------      ------
      Pro forma                             $(4,650)    $   (83)    $(3,709)
                                             ======      ======      ======
 Net income (loss)
   per share:
      As reported                           $ (0.36)     $ 0.04      $(0.34)
      Pro forma                             $ (0.49)     $(0.01)     $(0.38)
 --------------------------------------------------------------------------

 Because options vest over a period of several years and additional awards are generally made each year, the pro forma information presented above is not necessarily indicative of the effects on reported or pro forma net earnings or losses for future years.

 The Company follows the provisions of FAS 123 and Emerging Issues Task Force No. 96-19, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Connection with Selling Goods or Services, for equity instruments granted to non-employees. The Company expenses the fair value of these equity instruments over the respective vesting term.

 NET INCOME (LOSS) PER SHARE. Basic net income (loss) per share is based on the weighted average number of shares of common stock outstanding during the year. Diluted net income (loss) per share includes the effects of options, warrants and convertible securities unless the effect is antidilutive.

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

 NEW PRONOUNCEMENTS. In July 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146 Accounting for Costs Associated with Exit or Disposal Activities ("SFAS 146"), which is effective for exit or disposal activities initiated after December 31, 2002, with earlier application encouraged. The Company does not anticipate any impact on the results of operations or financial position from the adoption of SFAS 146.


 NOTE THREE.  INVENTORIES

 The following summarizes the components of inventory at December 31, 2001 and 2002, in thousands:

                                                  2001         2002
 ------------------------------------------------------------------
 Raw materials and supplies                     $2,041       $1,776
 Work-in-process                                   910          624
 Finished goods                                  2,387       $1,933
 ------------------------------------------------------------------
 Total                                          $5,338       $4,333
 ------------------------------------------------------------------

 The inventory balances  are net  of $516,000  and $632,000  of reserves  for
 obsolete  and  slow  moving  inventory  at  December  31,  2001   and  2002,
 respectively.


 NOTE FOUR.  PROPERTY, PLANT AND EQUIPMENT

 Property, plant and equipment consisted of the following at December 31, 2001 and 2002, in thousands:

                                                      Estimated
                                  2001      2002      Useful Lives
 ------------------------------------------------------------------
 Land and improvements          $ 1,391    $1,391
 Buildings and improvements       8,618     8,984     7 to 25 years
 Furniture and fixtures             603       593     4 to  8 years
 Machinery and equipment          7,800     8,094     3 to 10 years
 Leasehold improvements             783       782     1 to  3 years
 Equipment under capital leases     114       197           4 years
 ------------------------------------------------------------------
 Total                           19,309    20,041
 Less accumulated depreciation
   and amortization               8,905     9,976
 ------------------------------------------------------------------
 Property, plant and
   equipment, net               $10,404   $10,065
 ------------------------------------------------------------------

 The net book value of property, plant and equipment in Costa Rica at December 31, 2001 and 2002 was $3,847,000 and $3,716,000, respectively.


 NOTE FIVE.  ACCRUED LIABILITIES

 The following summarizes significant components of accrued liabilities at December 31, 2001 and 2002, in thousands:

                                             2001           2002
 ------------------------------------------------------------------
 Accrued payroll                             $270           $343
 Accrued insurance                             81             81
 Accrued taxes                                230            278
 Accrued professional fees                     70            247
 Other                                        233            307
 ------------------------------------------------------------------
 Total                                       $884         $1,256
 ------------------------------------------------------------------


 NOTE SIX.  LINE OF CREDIT

 The Company has a line of credit with a bank that provides for borrowings of up to $3 million based on the level of qualified accounts receivable and inventory. The line of credit is collateralized by accounts receivable and inventory. Borrowings under the line of credit bear interest at the bank's prime rate (4.25% at December 31, 2002 plus 0.5%). The line of credit requires the Company to maintain certain financial ratios and the Company was in compliance with these requirements at December 31, 2002. As of December 31, 2002 there was $1,587,000 outstanding on the credit line with $433,000 credit available for operations.


 NOTE SEVEN.  LONG-TERM DEBT

 Medline advanced the Company $2,000,000 on December 16, 2002. The amount bears interest at 6.5% and will be repaid by reducing each quarterly royalty payment due from Medline through September 2005 by $200,000.

 The following summarizes annual maturities at December 31, 2002, in thousands:

 ------------------------------------------------------------------
    2003                                                       $684
    2004                                                        734
    2005                                                        582
 ------------------------------------------------------------------
   Total                                                     $2,000
 ------------------------------------------------------------------


 NOTE EIGHT.  COMMON STOCK

 SHARE PURCHASE RIGHTS PLAN The Company has a share purchase rights plan which provides, among other rights, for the purchase of common stock by existing common stockholders at significantly discounted amounts in the event a person or group acquires or announces the intent to acquire 15% or more of the Company's common stock. The rights expire in 2011 and may be redeemed at any time at the option of the Board of Directors for $.001 per right.

 EMPLOYEE STOCK PURCHASE PLAN. The Company has an Employee Stock Purchase Plan under which employees may purchase common stock at a price equal to the lesser of 85% of the market price of the Company's common stock on the last business day preceding the enrollment date (defined as January 1, April 1, July 1 or October 1 of any plan year) or 85% of the market price on the last business day of each month. A maximum of 1,000,000 shares of common stock was reserved for purchase under this Plan. As of December 31, 2002, a total of 625,000 shares had been purchased by employees at prices ranging from $0.77 to $29.54 per share.

 STOCK OPTIONS. The Company has an incentive stock option plan which was approved by the shareholders in 1995 under which incentive stock options and nonqualified stock options may be granted to employees, consultants and non-employee directors. Options are granted at a price no less than the market value of the shares on the date of the grant, except for incentive options to employees who own more than 10% of the total voting power of the Company's common stock, which must be granted at a price no less than 110% of the market value. Employee options are normally granted for terms of 10 years. Options granted prior to December 1998 normally vested at the rate of 25% per year beginning on the first anniversary of the grant date. Options granted from December 1998 through March 2001 normally vested at the rate of 33-1/3% per year beginning on the first anniversary of the grant date, but certain options granted in December 1998, 1999 and 2001 were 25%, 50% or 100% vested on the grant date, with the remainder of each option vesting in equal installments on the first, second and third anniversaries of the grant date. Options granted subsequent to March 2001 normally vest at the rate of 50% per year beginning on the first anniversary of the grant date. Options to non-employee directors have terms of ten years and are 100% vested on the grant date. The Company has reserved 2,250,000 shares of common stock for issuance under this plan. As of December 31, 2002, options to purchase 614,000 shares were available for future grants under the plan.

 The following summarizes stock option activity for each of the three years in the period ended December 31, 2002 (shares in thousands):

                                                             Weighted
                                                             Average
                                                             Exercise
                               Shares    Price Per Share      Price
 -------------------------------------------------------------------
 Balance, January 1, 2000       1,407    $ 2.06 to $28.75      $4.05
    Granted                       263    $ 1.31 to $ 2.03      $1.35
    Lapsed or canceled           (333)   $ 2.06 to $28.75      $3.35
    Exercised                     (94)   $ 2.50 to $ 4.81      $2.58
 -------------------------------------------------------------------
 Balance, December 31, 2000     1,243    $ 1.31 to $28.75      $3.78
    Granted                       345    $ 1.05 to $ 1.37      $1.17
    Lapsed or canceled           (215)   $ 1.25 to $27.00      $3.94
 -------------------------------------------------------------------
 Balance, December 31, 2001     1,373    $ 1.05 to $28.75      $3.11
    Granted                       381    $ 1.05 to $ 1.50      $1.28
    Lapsed or canceled           (227)   $ 1.05 to $12.75      $3.62
    Exercised                     (10)   $ 1.31 to $ 2.06      $1.38
 -------------------------------------------------------------------
 Balance, December 31, 2002     1,517    $ 1.05 to $28.75      $2.58
 -------------------------------------------------------------------
 Options exercisable at
    December 31, 2000             605    $ 2.03 to $28.75      $4.86
 -------------------------------------------------------------------
 Options exercisable at
    December 31, 2001             902    $ 1.31 to $28.75      $3.78
 -------------------------------------------------------------------
 Options exercisable at
    December 31, 2002           1,092    $ 1.05 to $28.75      $3.12
 -------------------------------------------------------------------

 The following table summarizes information about stock options outstanding at December 31, 2002:

                          Options Outstanding       Options Exercisable
                    ------------------------------  -------------------
                             Weighted
                             Average     Weighted            Weighted
                   Shares   Remaining    Average   Shares    Average
    Range of        (In     Contractual  Exercise    (In     Exercise
 Exercise Prices thousands)    Life       Price   thousands)  Price
  ---------------------------------------------------------------------
 $27.00 to $28.75      8    3.4 years    $28.64        8     $28.64
 $10.25 to $12.75      5    1.2 years    $11.38        5     $11.38
 $ 5.25 to $ 8.25     94    4.2 years    $ 6.74       94     $ 6.74
 $ 4.50 to $ 4.81    246    5.2 years    $ 4.79      246     $ 4.79
 $ 2.03 to $ 3.63    319    5.6 years    $ 2.38      319     $ 2.38
 $ 1.05 to $ 1.50    845    8.9 years    $ 1.25      420     $ 1.31
                   -----                           -----
                   1,517    6.4 years    $ 2.58    1,092     $ 3.12
                   =====                           =====

 The fair value of each option granted was estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants to employees in 2000, 2001, and 2002, respectively: risk-free interest rates of 5.99%, 5.09% and 3.00%; expected dividend yields of 0%; expected volatility of 89.3%, 89.7% and 105.2% and expected lives of 10 years for 2000 and 2001 and 5 years for 2002. The weighted average fair values of options granted were $0.85, $0.84 and $1.00 in 2000, 2001, and 2002, respectively.

 STOCK WARRANTS. From time to time, the Company has granted warrants to purchase common stock to the Company's research consultants and other persons rendering services to the Company. The exercise price of such warrants was normally the market price or in excess of the market price of the common stock at date of issuance. The following summarizes warrant activity for each of the years in the period ending December 31, 2002 (shares in thousands):

                                                         Weighted
                                                          Average
                                                         Exercise
                             Shares    Price Per Share      Price
 ----------------------------------------------------------------
 Balance, December 31, 1999,
  2000 and 2001               55       $ 3.50 to $20.13   $ 5.01
 Lapsed or canceled            5       $20.13             $20.13
 ----------------------------------------------------------------
 Warrants exercisable at
   December 31, 2002          50       $ 3.50             $ 3.50
 ----------------------------------------------------------------

 Warrants outstanding at December 31, 2002 had a weighted average remaining contractual life of 1.6 years.

 COMMON STOCK RESERVED At December 31, 2002 the Company had reserved a total of 2,556,000 common shares for future issuance relating to the employee stock purchase plan, stock option plan and stock warrants disclosed above.


 NOTE NINE.  COMMITMENTS AND CONTINGENCIES

 The Company conducts a significant portion of its operations from two office/ warehouse/distribution facilities under operating leases. In addition, the Company leases certain office equipment under operating leases and certain manufacturing and transportation equipment under capital leases. Future minimum lease payments under noncancelable operating leases and the present value of future minimum capital lease payments as of December 31, 2002 were as follows, in thousands:

                                                   Capital  Operating
                                                   Leases    Leases
 --------------------------------------------------------------------
 2003                                             $   62    $  738
 2004                                                 64       770
 2005                                                 62       795
 2006                                                 64       778
 2007                                                 14       771
 Thereafter                                           34     2,238
 --------------------------------------------------------------------
 Total minimum lease payments                        300    $6,090
                                                             =====
 Amounts representing interest                       (53)
                                                   -----
 Present value of capital lease obligations          247
 Less current portion of capital lease obligations   (46)
                                                   -----
 Obligations under capital lease agreements,
  excluding the current portion                   $  201
                                                   =====

 Total rental expense under operating leases was $661,000, $666,000 and $667,000 for the years ended December 31, 2000, 2001 and 2002, respectively.

 In 2000  the Company  expensed  $223,000 related  to  a 1995  commitment  to
 purchase freeze-dried products from Oregon  Freeze Dried, Inc.   The Company
 had no further losses related to this commitment.

 From time to time in the normal course of business, the Company is party to various matters involving claims or possible litigation. Management believes the ultimate resolution of these matters will not have a material adverse effect on the Company's financial position or results of operations.

 The Company has outstanding a letter of credit in the amount of $800,000 which is used as security on the lease for the Company's laboratory and warehouse facility. The Company has outstanding a letter of credit in the amount of $100,000 which is used as security on a capital lease for equipment.


 NOTE TEN.  INCOME TAXES

 The tax effects of temporary differences that gave rise to deferred tax assets and deferred tax liabilities at December 31, 2001 and 2002 were as follows, in thousands:

                                             2001          2002
 ---------------------------------------------------------------
 Net operating loss carryforward          $ 12,965       $14,282
 Research and development
    and other credits                          478           254
 Property, plant and equipment                 340           333
 Inventory                                     394           399
 Other, net                                     78            92
 Bad debt reserve                              452           448
 Deferred income                               524           653
 ACI Stock Valuation                           204           204
 Accrued liability                              89            93
 Less - Valuation allowance                (15,524)      (16,758)
                                            ------        ------
                                           $     0       $     0
                                            ======        ======

 The Company has provided a valuation allowance against the entire net deferred tax asset at December 31, 2001 and 2002 due to the uncertainty as to the realization of the asset.

 The provision (benefit) for income taxes for the three years in the period ended December 31, 2002 was offset by changes in the valuation reserve.

 At December 31, 2002, the Company had net operating loss carryforwards of approximately $42.0 million for federal income tax purposes, which begin to expire in 2003, and research and development tax credit carryforwards of approximately $748,000, which  begin to  expire in  2003, all  of which  are available to offset federal income taxes due in future periods. Net operating loss carryforwards of $3.2 million expired during the year ended December 31, 2002 and $1.5 million will expire in the year ended December 31, 2003. The Company has approximately $28,000 in alternative minimum tax credits which do not expire.


 NOTE ELEVEN.  CONCENTRATIONS OF CREDIT RISK

 Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of trade accounts receivable. The Company's customers are not concentrated in any specific geographic region but are concentrated in the health care industry. Significant sales were made to three customers. Owens & Minor accounted for 10% of the Company's net sales in 2001. Sales to Mannatech, Inc., accounted for 38%, 30%, and 35% of the Company's net sales in 2000, 2001 and 2002, respectively. Accounts receivable from Mannatech represented 53% of gross accounts receivable at December 31, 2002. Sales to Medline Industries, Inc.,
 accounted for 35% and 34% of the Company's sales during 2001 and 2002, respectively. Accounts receivable from Medline represented 25% of the Company's gross accounts receivable at December 31, 2002. The Company performs ongoing credit evaluations of its customers' financial condition and establishes an allowance for doubtful accounts based on factors surrounding the credit risk of specific customers and historical trends and other information.


 NOTE TWELVE.  NET INCOME (LOSS) PER SHARE

 Basic net income (loss) available to common shareholders per share was computed by dividing net income (loss) by the weighted average number of common shares outstanding.

 In calculating the diluted net income (loss) per share for the three years ended 2002, no effect was given to options or warrants, because the effect of including these securities would have been antidilutive. In 2001 all options and warrants had exercise prices which exceed the average market price of the common stock during the year.


 NOTE THIRTEEN.  REPORTABLE SEGMENTS

 The Company operates in two reportable segments: human and veterinary products sold through its Medical Services Division and Caraloe, Inc., a consumer products subsidiary, which sells bulk raw materials, consumer beverages and nutritional and skin care products. Caraloe also provides product development and manufacturing services to Customers in the cosmetic, nutraceutical and medical markets.

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

 Reportable Segments (in thousands)

                           Medical  Caraloe,
                          Services    Inc.    Corporate    Total
 ----------------------------------------------------------------
 2001
 ----------------------------------------------------------------
 Sales to unaffiliated
   customers               $10,400   $7,194    $    -     $17,594
 Income (loss) before
   income taxes              1,333    1,121    (2,076)        378
 Identifiable assets        12,481    1,420      7,316     21,217
 Capital expenditures           -        -       1,132      1,132
 Depreciation and
   amortization                586       -         464      1,050
 ----------------------------------------------------------------
 2002
 ----------------------------------------------------------------
 Sales to unaffiliated
   customers                $8,394   $9,647    $    -     $18,041
 Income (loss) before
   income taxes               (10)    (552)    (2,916)     (3,378)
 Identifiable assets        15,006    1,960      5,193     22,159
 Capital expenditures           -        -         378        378
 Depreciation and
   amortization                634       -         453      1,087
 ----------------------------------------------------------------


 NOTE FOURTEEN.      RELATED PARTY TRANSACTIONS

 At December 31, 2002, the Company had a 23% interest in a company which was formed in 1998 to acquire and develop a 5,000 acre tract of land in Costa Rica to be used for the production of Aloe vera L. leaves, the Company's primary raw material. The Company's initial investment was written-off in 1998 and no additional investments have been made or are expected to be made. The Company is accounting for its investment on the cost basis. The
 Company purchases Aloe vera L. leaves from this company at prices the Company believes are competitive with other sources. Such purchases totaled $417,000, $450,000 and $468,000 in 2000, 2001 and 2002, respectively.


 NOTE FIFTEEN.  SUBSEQUENT EVENT

 In March 2003 the Company received a loan of $500,000 from Bancredito, a Costa Rica bank, with interest and principal to be repaid in monthly installments over eight years. The interest rate on the loan is U.S. Prime Rate plus 2.0%. The loan is secured by a mortgage on an unused, 164 acre parcel of land owned by the Company in Costa Rica plus a lien on specified oral patch production equipment. The proceeds of the loan will be used in the Company's operations.


 NOTE SIXTEEN.  UNAUDITED SELECTED QUARTERLY FINANCIAL DATA

 The unaudited selected quarterly financial data below reflect the fiscal years ended December 31, 2001 and 2002, respectively.

 (Amounts in thousands, except shares and per share amounts)


 --------------------------------------------------------------------------
 2001                    1st Quarter  2nd Quarter  3rd Quarter  4th Quarter
 --------------------------------------------------------------------------
 Revenue                   $4,657       $4,330       $4,381        $4,226
 Gross profit               2,000        1,866        2,040         1,885
 Net income                   226           60           77            15(1)
 Diluted income per
   share                    $0.02        $0.01        $0.01         $0.00
 Weighted average
   common shares        9,728,000    9,734,000    9,747,000     9,809,000

 --------------------------------------------------------------------------
 2002                    1st Quarter  2nd Quarter  3rd Quarter  4th Quarter
 --------------------------------------------------------------------------
 Revenue                   $3,736       $4,346       $5,093        $4,866
 Gross profit               1,145        1,472        2,042         1,643
 Net loss                  (1,042)        (858)        (541)         (937)
 Diluted loss per
   share                   $(0.11)      $(0.09)      $(0.05)       $(0.09)
 Weighted average
   common shares        9,819.000    9,849,000    9,908,000     9,944,000
 --------------------------------------------------------------------------

 (1) The fourth-quarter results benefited from a one-time gain of $326,000, partially reversing a charge taken earlier in the year as a pricing reserve related to a strategic sales and marketing partnership. Fourth-quarter and full-year results benefited from a one-time gain of $211,000 from adjustments to state tax liabilities booked in prior periods.

 Financial Statement Schedule
 Valuation and Qualifying Accounts
 (In thousands)


  Description                         Additions
                                   ----------------
                         Balance   Charged  Charged
                           at         to      to                   Balance
                        Beginning  Cost and  Other                 at End
                        of Period  Expenses Accounts  Deductions  of Period
 --------------------------------------------------------------------------
 2000
 --------------------------------------------------------------------------
 Bad debt reserve         $  304    $  116   $   -     $  322      $   98
 Inventory reserve           430       316       -        304         441
 Rebates                     340     4,508       -      4,576         272
 Reserve for ACI
   and Aloe & Herbs
   non-current notes and
   investments included
   in other assets         1,292         -       -         27       1,265
 Oregon Freeze Dry, Inc.     699       223       -        922           -

 --------------------------------------------------------------------------
 2001
 --------------------------------------------------------------------------
 Bad debt reserve         $   98    $   55   $   -     $   53      $  100
 Inventory reserve           441        91       -         16         516
 Rebates                     272         -       -        272           -
 Reserve for ACI
   and Aloe & Herbs
   non-current notes and
   investments included
   in other assets         1,265         -       -         31       1,228

 --------------------------------------------------------------------------
 2002
 --------------------------------------------------------------------------
 Bad debt reserve         $  100    $   38   $   -     $   28      $  110
 Inventory reserve           516       135       -         19         632
 Reserve for ACI
   and Aloe & Herbs
   non-current notes and
   investments included
   in other assets         1,228         -       -          19      1,209

                        REPORT OF INDEPENDENT AUDITORS



 Shareholders and Board of Directors
   Carrington Laboratories, Inc.


 We have audited the accompanying consolidated balance sheets of Carrington Laboratories, Inc. and subsidiaries as of December 31, 2001 and 2002 and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedule listed in the Index at Item 15(a) for the same periods. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

 In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Carrington Laboratories, Inc. and subsidiaries as of December 31, 2001 and 2002, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                         Ernst & Young LLP



 Dallas, Texas
 February 28, 2003, except for Note Fifteen as to which the date is March 10, 2003

                                  SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    CARRINGTON LABORATORIES, INC.



 Date: March 27, 2003               By:/s/ Carlton E. Turner
                                    ----------------------------------
                                    Carlton E. Turner, Ph.D.,D.Sc.
                                    President, Chief Executive Officer
                                    and Director

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



          Signatures                      Title                    Date
 -------------------------   -----------------------------    --------------

 /s/ Carlton E. Turner          President, Chief Executive    March 27, 2003
 -------------------------         Officer and Director
 Carlton E. Turner, Ph.D.,    (principal executive officer)
 D.Sc.

 /s/ Robert W. Schnitzius        Vice President and Chief     March 27, 2003
 -------------------------          Financial Officer
 Robert W. Schnitzius            (principal financial and
                                   accounting officer)


 /s/ R. Dale Bowerman                    Director             March 27, 2003
 -------------------------
 R. Dale Bowerman


 /s/ George DeMott                       Director             March 27, 2003
 -------------------------
 George DeMott


 /s/ Thomas J. Marquez                   Director             March 27, 2003
 -------------------------
 Thomas J. Marquez


 /s/ Selvi Vescovi                       Director             March 27, 2003
 -------------------------
 Selvi Vescovi

                                CERTIFICATION

   I, Carlton E. Turner, President and Chief Executive Officer of Carrington Laboratories, Inc., certify that:

 1.   I have  reviewed this  annual  report   on  Form  10-K  of   Carrington
 Laboratories, Inc.;

 2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

 3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

 4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      b)   Evaluated  the  effectiveness   of  the  registrant's   disclosure
 controls and procedures as of a date within 90 days prior to the filing date of this annual report ("Evaluation Date"); and

      c)   Presented  in  this  annual  report  our  conclusions   about  the
 effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

 5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons fulfilling the equivalent function):

      a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



 Dated:  March 27, 2003         /s/ Carlton E. Turner
                                -----------------------------------
                                Carlton E. Turner,
                                President & Chief Executive Officer
                                (principal executive officer)

                                CERTIFICATION

      I, Robert W. Schnitzius, Vice President and Chief Financial Officer of Carrington Laboratories, Inc., certify that:

 1. I have reviewed this annual report on Form 10-K of Carrington Laboratories, Inc.;

 2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

 3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

 4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      b)   Evaluated  the  effectiveness   of  the  registrant's   disclosure
 controls and procedures as of a date within 90 days prior to the filing date of this annual report ("Evaluation Date"); and

      c)   Presented  in  this  annual  report  our  conclusions   about  the
 effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

 5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons fulfilling the equivalent function):

      a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

 6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



 Dated:  March 27, 2003         /s/ Robert W. Schnitzius
                                -------------------------------------------
                                Robert W. Schnitzius
                                Vice President and Chief Financial Officer
                                (principal financial and accounting officer)

                          INDEX TO EXHIBITS

                                                                  Sequentially
 Exhibit                                                            Numbered
 Number                        Exhibit                                Page
 ------     -----------------------------------------------------     ----
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

 10.4 + Employee Stock Purchase Plan of Carrington Laboratories, Inc., as amended through June 15, 1995 (incorporated by reference to Exhibit 10.9 to Carrington's 1999 Annual
            Report on Form 10-K).

 10.5 Common Stock Purchase Warrant dated September 14, 1993 issued by Carrington Laboratories, Inc. to E. Don Lovelace (incorporated by reference to Exhibit 10.10 to Carrington's 1999 Annual Report on Form 10-K).

 10.6 Common Stock Purchase Warrant dated September 14, 1993, issued by Carrington Laboratories, Inc., to Jerry L. Lovelace (incorporated by reference to Exhibit 10.11 to Carrington's 1999 Annual Report on Form 10-K).

 10.7 Lease Agreement dated June 15, 1994 between DFW Nine, a California limited partnership, and Carrington
            Laboratories, Inc. (incorporated by reference to Exhibit
            10.12 to Carrington's 1999 Annual Report on Form 10-K).

 10.8       Lease Amendment dated August 23, 1994 amending Lease
            Agreement listed as Exhibit 10.12 (incorporated by reference to Exhibit 10.13 to Carrington's 1999 Annual Report on Form 10-K).

 10.9 Production Contract dated February 13, 1995 between Carrington Laboratories, Inc. and Oregon Freeze Dry, Inc. (incorporated by reference to Exhibit 10.14 to Carrington's 1999 Annual Report on Form 10-K).

 10.10 Modification Number One dated February 19, 1996 to the Production Contract dated February 13, 1995 between Carrington Laboratories, Inc. and Oregon Freeze Dry, Inc. (incorporated by reference to Exhibit 10.15 to Carrington's 1999 Annual Report on Form 10-K).

 10.11 Modification Number Two dated November 11, 1996 to the Production Contract dated February 13, 1995 between Carrington Laboratories, Inc. and Oregon Freeze Dry, Inc. (incorporated by reference to Exhibit 10.16 to Carrington's 1999 Annual Report on Form 10-K).

 10.12 Modification Number Three to the Production Contract dated February 13, 1995 between Carrington Laboratories, Inc. and Oregon Freeze Dry, Inc. (incorporated herein by reference to Exhibit 10.89 to Carrington's 1998 Annual Report on Form 10-K).

 10.13+ 1995 Management Compensation Plan (incorporated herein by reference to Exhibit 4.1 to Form S-8 Registration
            Statement No. 33-64403 filed with the Commission on November 17, 1995).

 10.14 Trademark License Agreement dated August 14, 1997 between Caraloe, Inc. and Mannatech, Inc. (incorporated herein by reference to Exhibit 10.2 to Carrington's quarterly report on Form 10-Q for the quarter ended September 30, 1997).

 10.15 Supply Agreement dated August 14, 1997 between Caraloe, Inc. and Mannatech, Inc.(incorporated herein by reference to Exhibit 10.3 to Carrington's quarterly report on Form 10-Q for the quarter ended September 30,
            1997).

 10.16 Letter of Agreement dated January 12, 2000 extending Trademark License Agreement and Supply Agreement between Caraloe, Inc. and Mannatech, Inc. (incorporated by reference to Exhibit 10.21 to Carrington's 1999 Annual Report on Form 10-K).

 10.17      Trademark License and Product Supply Agreement dated
            July 22, 1997 between Caraloe, Inc., and Nu Skin
            International, Inc. (incorporated herein by reference to Exhibit 10.1 to Carrington's quarterly report on Form
            10-Q for the quarter ended September 30, 1997).

 10.18 Non-exclusive Sales and Distribution Agreement dated August 22, 1995 between Innovative Technologies Limited and Carrington Laboratories, Inc. (incorporated herein by reference to Exhibit 10.6 to Carrington's Third Quarter 1995 Report on Form 10-Q).

 10.19 Supplemental Agreement dated October 16, 1995 to Non-exclusive Sales and Distribution Agreement between Innovative Technologies Limited and Carrington Laboratories, Inc.(incorporated herein by reference to Exhibit 10.7 to Carrington's Third Quarter 1995 Report on Form 10-Q).

 10.20 Product Development and Exclusive Distribution Agreement dated November 10, 1995 between Innovative Technologies Limited and Carrington Laboratories, Inc.(incorporated herein by reference to Exhibit 10.8 to Carrington's Third Quarter 1995 Report on Form 10-Q).

 10.21 Form of Stock Purchase Agreement dated April 5, 1995 between Carrington Laboratories, Inc. and persons named in Annex I thereto (incorporated herein by reference to Exhibit 2.1 to Carrington's Registration Statement 33-60833 on Form S-3).

 10.22 Form of Registration Rights Agreement dated June 20, 1995 between Carrington Laboratories, Inc. and persons named in Annex I thereto (incorporated herein by reference to Exhibit 2.2 to Carrington's Registration Statement 33-60833 on Form S-3).

 10.23      Supply and Distribution Agreement dated March 22,
            1996 between Farnam Companies, Inc. and Carrington
            Laboratories, Inc. (incorporated herein by reference to Exhibit 10.76 to Carrington's 1995 Annual Report on Form 10-K).

 10.24+ Carrington Laboratories, Inc. 1995 Stock Option Plan, As Amended and Restated Effective January 15, 1998 (incorporated herein by reference to Exhibit 10.3 to Carrington's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998).

 10.25+ Form of Nonqualified Stock Option Agreement with Outside Director, relating to the Registrant's 1995 Stock Option Plan, as amended (incorporated herein by reference to Exhibit 10.3 to Carrington's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998).

 10.26+ Form of Incentive Stock Option Agreement for Employees (incorporated herein by reference to Exhibit 4.4 to Carrington's Second Quarter 1996 Report on Form 10-Q).

 10.27 Sales Distribution Agreement dated December 20, 1996 between Recordati, S.P.A. and Carrington Laboratories, Inc. and Carrington Laboratories Belgium
            N.V.(incorporated by reference to Exhibit 10.55 to Carrington's 1996 Annual Report on Form 10-K).

 10.28 Sales Distribution Agreement dated December 4, 1996 between Darrow Laboratorios S/A and Carrington
            Laboratories, Inc. (incorporated by reference to Exhibit
            10.59 to Carrington's 1996 Annual Report on Form 10-K).

 10.29      Supply Agreement dated February 13, 1997 between Aloe
            Commodities International, Inc. and Caraloe, Inc.
            (incorporated by reference to Exhibit 10.63 to Carrington's 1996 Annual Report on Form 10-K).

 10.30 Sales Distribution Agreement dated November 1, 1995 between Laboratories PiSA S.A. DE C.V. and Carrington Laboratories, Inc. (incorporated by reference to Exhibit
            10.70 to Carrington's 1996 Annual Report on Form 10-K).

 10.31 Sales Distribution Agreement dated January 1, 1998 between Carrington Laboratories, Inc. and Carrington Laboratories Belgium N.V. and Henry Schein U.K. Holdings, Ltd., (incorporated herein by reference to Exhibit 10.1 to Carrington's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998).

 10.32 Sales Distribution Agreement dated January 5, 1998 between Carrington Laboratories, Inc. and Carrington Laboratories Belgium N.V. and Saude 2000 (incorporated herein by reference to Exhibit 10.2 to Carrington's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998).

 10.33 Sales Distribution Agreement dated March 27, 1998 between Carrington Laboratories, Inc. and Carrington Laboratories Belgium N.V. and Hemopharm GmbH (incorporated herein by reference to Exhibit 10.4 to Carrington's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998).

 10.34 Promissory Note of Aloe Commodities International, Inc.,dated June 17, 1998, payable to the order of the Registrant in the principal amount of $200,000 (incorporated herein by reference to Exhibit 10.4 to Carrington's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998).

 10.35 Letter agreements dated September 30, 1998 and November 4, 1998 between Aloe Commodities International, Inc.
            and the Registrant amending due date of Promissory Note dated June 17, 1998 from Aloe Commodities International, Inc. to the Registrant (incorporated herein by reference to Exhibit 10.2 to Carrington's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998).

 10.36 Letter Agreement dated February 4, 1999 between Aloe Commodities International, Inc. and the Registrant amending due date of Promissory Note dated June 17, 1998 from Aloe Commodities International, Inc. to the Registrant (incorporated herein by reference to Exhibit
            10.98 to Carrington's 1998 Annual Report on Form 10-K).

 10.37 Promissory Note dated July 1, 1998 of Rancho Aloe, (C.R.) S.A. payable to the order of the Registrant in the principal amount of $186,655.00 (incorporated herein by reference to Exhibit 10.1 to Carrington's Quarterly Report on Form 10-Q for the quarter ended September 30,
            1998).

 10.38 Wound and Skin Care Purchase Agreement dated August 27, 1998 between American Association for Homes & Services for the Aging and Carrington Laboratories, Inc. (incorporated herein by reference to Exhibit 10.2 to Carrington's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998).

 10.39 Purchase Agreement dated October 1, 1998 between Vencor, Inc. and Carrington Laboratories, Inc. (incorporated herein by reference to Exhibit 10.3 to Carrington's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998).

 10.40 Promissory Note of Aloe & Herbs International, Inc. dated November 23, 1998 payable to the order of the Registrant in the principal amount of $300,000 (incorporated herein by reference to Exhibit 10.92 to Carrington's 1998 Annual Report on Form 10-K).

 10.41 Clinical Services Agreement dated January 25, 1999 between Carrington Laboratories, Inc. and PPD Pharmaco, Inc. (incorporated herein by reference to Exhibit 10.96 to Carrington's 1998 Annual Report on Form 10-K).

 10.42      Common Stock Purchase Warrant dated November 23,
            1998, issued by Aloe and Herbs International, Inc. to Carrington Laboratories, Inc. (incorporated herein by reference to Exhibit 10.99 to Carrington's 1998 Annual Report on Form 10-K).

 10.43 Letter dated February 25, 1999 from Aloe Commodities, Inc. to Carrington Laboratories, Inc. (incorporated herein by reference to Exhibit 10.1 to Carrington's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999).

 10.44 Exclusive Sales Representative Agreement dated April 13, 1999, between Caraloe, Inc. and Classic Distributing Company (incorporated herein by reference to Exhibit
            10.1 to Carrington's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999).

 10.45 Terms Sheet for Lease of Rancho Aloe Farm Land to Sabila Industrial dated April 20, 1999 (incorporated herein by reference to Exhibit 10.1 to Carrington's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999).

 10.46 Terms Sheet for Maintenance of Sabila Industrial Plants on Leased Land dated April 20, 1999 (incorporated herein by reference to Exhibit 10.1 to Carrington's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999).

 10.47 Exclusive Sales and Trademark Agreement dated June 11, 1999, between Caraloe, Inc. and Nutra Vine (incorporated herein by reference to Exhibit 10.1 to Carrington's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999).

 10.48 Lease Agreement dated September 23, 1999 between Rancho Aloe and Sabila Industrial, S.A. (incorporated herein by reference to Exhibit 10.1 to Carrington's Quarterly Report on Form 10-Q for the quarter ended September 30,
            1999).

 10.49      Letter Agreement dated September 29, 1999 between
            Aloe Commodities International, Inc. and Carrington Laboratories, Inc. (incorporated herein by reference to Exhibit 10.1 to Carrington's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999).

 10.50 Sales Distribution Agreement dated October 26, 1999. between Carrington Laboratories, Inc. and E-Wha International, Inc. (incorporated by reference to Exhibit 10.78 to Carrington's 1999 Annual Report on Form 10-K).

 10.51      Supplier Agreement dated August 6, 1999 between
            Novation, LLC and Carrington Laboratories, Inc. MS 91022 (incorporated by reference to Exhibit 10.80 to Carrington's 1999 Annual Report on Form 10-K).

 10.52      Supplier Agreement dated August 6, 1999 between
            Novation, LLC and Carrington Laboratories, Inc. MS 91032 (incorporated by reference to Exhibit 10.81 to Carrington's 1999 Annual Report on Form 10-K).

 10.53 Distributor and License Agreement dated November 3, 2000 between Carrington Laboratories, Inc. and Medline Industries, Inc. (Exhibits A, B and C to this agreement have been excluded pursuant to a request for confidential treatment submitted by the registrant to the Securities and Exchange Commission)(incorporated by reference to Exhibit 10.82 to Carrington's 1999 Annual Report on Form 10-K).

 10.54 Supply Agreement dated November 3, 2000 between Carrington Laboratories, Inc. and Medline Industries, Inc. (Exhibit A to this agreement has been excluded pursuant to a request for confidential treatment submitted by the registrant to the Securities and Exchange Commission, (incorporated by reference to Exhibit 10.83 to Carrington's 1999 Annual Report on Form 10-K).

 10.55      Lease Agreement dated January 22, 2001 between
            Plazamerica, Inc and Carrington Laboratories, Inc.

 10.56+ Employee Stock Purchase Plan of Carrington Laboratories, Inc., as amended through May 17, 2001 (incorporated by reference to Exhibit 10.1 to Carrington's Quarterly Report on Form 10-Q for the quarter ended June 30,
            2001).

 10.57+ 1995 Stock Option Plan of Carrington Laboratories, Inc., as amended and Restated Effective January 15, 1998 and further amended through May 17, 2001 (incorporated by reference to Exhibit 10.2 to Carrington's Quarterly Report on Form 10-Q for the quarter ended June 30,
            2001).

 10.58+ Employee Stock Purchase Plan of Carrington Laboratories, Inc., as amended through November 15, 2001 (incorporated by reference to Exhibit 10.87, filed on Carrington's
            Form 8-K on March 20, 2002).

 10.59 *    Lease Agreement dated February 28, 2003 between
            Maintenance Warehouse/America Corp and Carrington
            Laboratories, Inc.

 21.1 *     Subsidiaries of Carrington

 23.1 *     Consent of Independent Auditors

 99.1 *     CEO Certification of SEC Reports Pursuant to 18 U.S.C.
            Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

 99.2 *     CFO Certification of SEC Reports Pursuant to 18 U.S.C.
            Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


 *    Filed herewith.
 +    Management contract or compensatory plan.