Form 10-Q
period 2003-03-31
CARRINGTON LABORATORIES INC /TX/
filed 2003-05-14
CIK 718007

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549
                                  Form 10-Q


 (Mark One)
   ( x )    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 2003

                                      OR

   (   )    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


   For the transition period from ________________ To ______________________

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

 Indicate by check mark  whether the registrant is  an accelerated filer  (as
 defined in Rule 12b-2 of the Exchange Act).     Yes   [   ]     No   [ X ]

 The number of shares of the registrant's common stock outstanding as of May 2, 2003 was 10,001,133.

                                    INDEX


                                                                Page
                                                                ----
      Part I.   FINANCIAL INFORMATION

           Item 1.   Financial Statements

                     Condensed Consolidated Balance Sheets
                     at March 31,2003 (unaudited) and
                     December 31, 2002                            3

                     Condensed Consolidated Statements of
                     Operations for the three months ended
                     March 31, 2003 and 2002 (unaudited)          4

                     Condensed Consolidated Statements
                     of Cash Flows for the three months
                     ended March 31, 2003 and 2002 (unaudited)    5

                     Notes to Condensed Consolidated Financial
                     Statements (unaudited)                       6

           Item 2.   Management's Discussion and Analysis of      9
                     Financial Condition and Results of
                     Operations

           Item 3.   Quantitative and Qualitative Disclosures     12
                     About Market Risk

           Item 4.   Controls and Procedures.                     12

      Part II.  OTHER INFORMATION

           Item 5.   Other Information                            13

           Item 6.   Exhibits and Reports on Form 8-K             13

                        PART I - FINANCIAL INFORMATION

 Item 1.   Financial Statements

 Condensed Consolidated Balance Sheets
 (Amounts in thousands, except share and per share amounts)


                                                  December 31,   March 31,
                                                      2002         2003
                                                     ------       ------
                                                               (unaudited)
 ASSETS:
 Current Assets:
   Cash and cash equivalents                        $ 3,636      $ 2,354
   Accounts receivable, net                           2,370        3,205
   Inventories, net                                   4,333        4,164
   Prepaid expenses                                     542          876
                                                     ------       ------
 Total current assets                                10,881       10,599

 Property, plant and equipment, net                  10,065       10,620
 Customer relationships, net                            954          903
 Other assets, net                                      259          165
                                                     ------       ------
 Total assets                                       $22,159      $22,287
                                                     ======       ======

 LIABILITIES AND SHAREHOLDERS' EQUITY
 Current Liabilities:
   Line of credit                                   $ 1,587      $ 1,587
   Accounts payable                                   1,458        1,685
   Accrued liabilities                                1,256          926
   Current portion of long-term debt and
     capital lease obligations                          730          868
   Deferred revenue                                   1,922        1,933
                                                     ------       ------
 Total current liabilities                            6,953        6,999

 Long-term debt and capital lease obligations         1,517        1,865

 Commitments and Contingencies

 SHAREHOLDERS' EQUITY:
 Common Stock                                           100          100
 Capital in excess of par value                      52,568       52,600
 Accumulated deficit                                (38,976)     (39,274)
 Treasury stock at cost                                  (3)          (3)
                                                     ------       ------
 Total shareholders' equity                          13,689       13,423
                                                     ------       ------
 Total liabilities and shareholders' equity         $22,159      $22,287
                                                     ======       ======

 The accompanying notes are an integral part of these statements.

 Condensed Consolidated Statements of Operations (unaudited)
 (Dollar amounts and shares in 000's, except per share amounts)


                                                     Three Months Ended
                                                          March 31,
                                                      2002         2003
                                                     ------       ------
 Revenue:
   Product sales, net                               $ 3,119      $ 6,287
   Royalty income                                       617          617
                                                     ------       ------
                                                      3,736        6,904
 Cost of sales                                        2,591        4,337
                                                     ------       ------
 Gross margin                                         1,145        2,567

 Expenses:
 Selling, general and administrative                  1,498        1,876
 Research and development                               379          207
 Research and development-DelSite                       304          711
 Interest expense, net                                    6           71
                                                     ------       ------
 Net loss before income taxes                        (1,042)        (298)
 Provision for income taxes                               0            0
                                                     ------       ------
 Net loss                                           $(1,042)     $  (298)
                                                     ======       ======

 Basic and diluted loss per share                   $ (0.11)     $ (0.03)

 Basic and diluted average shares outstanding         9,908        9,993


       The accompanying notes are an integral part of these statements.

 Condensed Consolidated Statements of Cash Flows
 (Dollar amounts and shares in 000's, except per share amounts)


                                                        Three Months Ended
                                                             March 31,
                                                         2002          2003
                                                        ------        ------
 Cash flows used in operating activities
   Net loss                                            $(1,042)      $  (298)
   Adjustments to reconcile net loss to net cash
    used in operating activities:
     Provision for bad debts                                 7            15
     Provision for inventory obsolescence                   45            45
     Depreciation and amortization                         284           317
   Changes in assets and liabilities:
     Receivables                                            23          (850)
     Inventories                                           240           124
     Prepaid expenses                                     (326)         (333)
     Other assets                                           14            94
     Accounts payable and accrued liabilities             (370)         (128)
     Deferred revenue                                      125            11
                                                        ------        ------
   Net used in operating activities                     (1,000)       (1,003)

   Cash flows used in investing activities:
     Purchases of property, plant and equipment           (105)         (615)
                                                        ------        ------
   Net cash used in investing activities                  (105)         (615)

   Cash flows provided by financing activities:
     Proceeds from debt issuance                             0           500
     Principal payments on debt and capital lease
      obligation                                             0          (196)
     Issuances of common stock                              40            32
                                                        ------        ------
   Net cash provided by financing activities                40           336
                                                        ------        ------
   Net decrease in cash and cash equivalents            (1,065)       (1,282)
   Cash and cash equivalents, beginning of period        3,454         3,636
                                                        ------        ------
   Cash and cash equivalents, end of period            $ 2,389       $ 2,354
                                                        ======        ======
   Supplemental disclosure of cash flow information
     Cash paid during the period for interest          $    15       $    75
     Cash paid during the period for federal,
      state and local income taxes                           -             -
     Additional assets accounted for under capital
      leases                                                 -           182


 The accompanying notes are an integral part of these statements.

 Notes to Condensed Consolidated Financial Statements (unaudited)

 (1)  Condensed Consolidated Financial Statements:

 The condensed consolidated balance sheet as of March 31, 2003, the condensed consolidated statements of operations for the three month periods ended March 31, 2002 and 2003 and the condensed consolidated statements of cash flows for the three month periods ended March 31, 2002 and 2003 have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments (which include all normal recurring adjustments) necessary to present fairly the consolidated financial position, results of operations and cash flows at March 31, 2003 and for all periods presented have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's annual report to shareholders on Form 10-K for the year ended December 31, 2002.


 (2)  Stock-Based Compensation:

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

 The following table (in thousands) illustrates the effect on net loss if the Company had applied the fair value recognition provision of FAS 123 to stock based compensation:

 ----------------------------------------------------------------------------
                                         Three Months Ended March 31,
                                                2002         2003
 ----------------------------------------------------------------------------
 Net loss (in thousands):
   As reported                                $(1,042)     $  (298)
   Less:  Stock-based compensation
          expense determined under fair
          value-based method                      (83)         (85)
                                               ------       ------
   Pro forma                                   (1,125)        (383)

 Net loss per share:
   As reported                                $ (0.11)     $ (0.03)
   Pro forma                                  $ (0.11)     $ (0.04)
 ----------------------------------------------------------------------------

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


 (3)  Earnings Per Share:

 Basic earnings (loss)  per common share  is computed by  dividing net income
 (loss) by the weighted average number of common shares outstanding during the period.

 When the effects are not anti-dilutive, diluted earnings per common share is computed by dividing net income by the weighted average number of shares outstanding and the impact of all dilutive potential common shares, primarily stock options. The dilutive impact of stock options is determined by applying the "treasury stock" method.


 (4)  Concentration of Credit Risk:

 Customers with significant receivable balances as of March 31, 2003, defined as amounts in excess of ten percent (10%) of receivables included Mannatech, Inc. ($1,318,000), Medline Industries ($684,000) and one other contract manufacturing customer ($542,000) and of these amounts, $1,702,000 has been collected as of May 12, 2003.

 Customers with significant purchases for the first quarter 2003, defined as amounts in excess of ten percent (10%) of revenues, were: Mannatech, Inc. and Medline Industries, Inc. Mannatech, Inc. was the only customer with purchases in excess of 10% of revenues for the first quarter 2002.


 (5)  Inventories:

 The following summarizes the components of inventory in thousands:

                                            December 31,  March 31,
                                                2002         2003
                                               ------       ------
 Raw materials and supplies                   $ 1,776      $ 2,222
 Work-in-process                                  624          470
 Finished goods                                 1,933        1,472
                                               ------       ------
 Total                                        $ 4,333      $ 4,164
                                               ======       ======

 The inventory balances are net of $632,000 and $661,000 of reserves for obsolete and slow moving inventory at December 31, 2002 and March 31, 2003.


 (6)  Debt:

 In March 2003, the Company received a loan of $500,000 from Bancredito, a Costa Rica bank, with interest and principal to be repaid in monthly installments over eight years. The interest rate on the loan is U.S. Prime Rate plus 2.0%. The loan is secured by a mortgage on an unused, 164-acre parcel of land owned by the Company in Costa Rica plus a lien on specified oral patch production equipment. The proceeds of the loan will be used in the Company's operations.


 (7)  Income Taxes:

 The tax effects of temporary differences including net operating loss carryforwards have given rise to net deferred tax assets. At December 31, 2002, and March 31, 2003, the Company provided a valuation allowance against the entire deferred tax asset due to the uncertainty as to the realization of the asset. At December 31, 2002, the Company had net operating loss carryforwards of approximately $42,000,000 for federal income tax purposes, which began expiring in 2003, and research and development tax credit carryforwards of approximately $748,000, which began expiring in 2003, all of which are available to offset federal income taxes due in future periods.


 (8)  Contingencies:

 From time to time in the normal course of business, the Company is party to various matters involving claims or possible litigation. Management believes the ultimate resolution of these matters will not have a material adverse effect on the Company's financial position or results of operations.

 In December 2002, the Company entered into an agreement to acquire certain assets of the Custom Division of Creative Beauty Innovations, Inc. ("CBI"), including specialized manufacturing customer information, intellectual property and equipment. CBI is a privately held manufacturer of skin and cosmetic products with operations in Carrollton, Texas.

 Under the agreement, Carrington paid CBI $1,001,000 and agreed (i) to purchase inventory of CBI for an amount not greater than $700,000, to be paid six months after closing and (ii) to pay CBI an amount equal to 9.0909% of Carrington's net sales up to $6.6 million per year and 8.5% of Carrington's net sales over $6.6 million per year of CBI products to CBI's existing customers for the next five years.


 (9)  Reportable Segments:

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

 Segments (in thousands)

                                   Medical   Caraloe,
                                   Services   Inc.      Corporate     Total
 ----------------------------------------------------------------------------
 March 31, 2002

 Revenues to unaffiliated
   customers                      $ 2,335   $ 1,401     $     -    $  3,736
 Loss before income taxes            (207)     (210)       (625)     (1,042)
 Identifiable assets               11,084     1,506       7,380      19,970
 Capital expenditures                   -         -         105         105
 Depreciation and amortization        160         -         124         284

 March 31, 2003

 Revenues to unaffiliated
   customers                      $ 2,514   $ 4,390     $     -    $  6,904
 Income (loss) before income taxes     13       649        (960)       (298)
 Identifiable assets               12,033     1,944       8,310      22,287
 Capital expenditures                   -         -         615         615
 Depreciation and amortization        174         -         143         317


 The Company evaluates performance and allocates resources based on profit or loss from operations before income taxes.

 Corporate losses before income taxes set forth in the following table include research and development expenses, which were related to the development of pharmaceutical products not associated with the reporting segments. Assets which are used in more than one segment are reported in the segment where the predominant use occurs. Corporate assets include all cash and the Company's production facility in Costa Rica, which provides bulk ingredients for both segments.


 Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

 BACKGROUND

 The Company is a research-based biopharmaceutical, medical device, raw materials and nutraceutical company engaged in the development, manufacturing and marketing of naturally-derived, complex carbohydrates and other natural product therapeutics for the treatment of major illnesses, the dressing and management of wounds and nutritional supplements. The Company is comprised of two business segments. See Note (9) to the unaudited condensed consolidated financial statements for financial information about these business segments. The Company sells, using a network of distributors, prescription and nonprescription human and veterinary products through its Medical Services Division, and consumer and bulk raw material products and product development and manufacturing services through its subsidiary, Caraloe, Inc. The Company's research and product portfolio are based primarily on complex carbohydrates isolated from the Aloe vera L. plant.

 The Company's wholly-owned subsidiary, DelSite Biotechnologies, Inc. ("DelSite"), operates independently from the Company's research and development program and is responsible for the research, development and marketing of the Company's proprietary GelSiteTM technology for controlled release and delivery of bioactive pharmaceutical ingredients.


 LIQUIDITY AND CAPITAL RESOURCES

 Cash at March 31, 2003 was $2,354,000 versus $3,636,000 at December 31, 2002. The decrease in cash was primarily due to the following operating activities: operating losses for the quarter, increases in accounts receivable balances arising from the increase in sales and an increase in prepaid expenses arising from the timing of payments for certain inventory items. In addition, the Company invested $615,000 in capital expenditures to provide additional infrastructure for its operations and reduced debt and capital lease obligations of $196,000. These cash uses were partially offset by proceeds from debt issuance of $500,000 described below.

 In February 2003, the Company entered into a 5-year agreement to lease approximately 58,000 square feet of additional warehouse space located in Irving, Texas.

 The Company has a $3,000,000 line of credit with Comerica Bank-Texas ("Comerica") structured as a demand note without a stated maturity date and with an interest rate equal to the Comerica prime rate. The line of credit is collateralized by the Company's accounts receivable and inventory. This credit facility is used for operating needs, as required. In October 2002, the Company entered into a credit agreement with Comerica which further defined the credit arrangement, including certain covenants. As of March 31, 2003, the Company was in compliance with all such covenants. As of March 31, 2003, there was $1,587,000 outstanding on the credit line with $512,000 credit available for operations.

 Pursuant to the 2000 Distributor and License Agreement with Medline Industries, Inc., ("Medline") the Company is to receive $12,500,000 in base royalties over a five-year period ending November 30, 2005. In December 2002, the Company received an advance on future royalty payments due from Medline of $2.0 million which was recorded in the Company's financial statements as a loan to be repaid in quarterly installments through September 2005. The Company is recognizing royalty income under this agreement on a straight-line basis. At March 31, 2003 the Company had received $1,933,000 more in royalties than it had recognized in income, which is recorded as deferred revenue on the balance sheet. Royalties to be received subsequent to March 31, 2003 total $4,750,000.

 The Company is seeking approximately $1.0 million in additional financing to be used as working capital in 2003 and 2004. The Company anticipates that such borrowings, together with the expected cash flows from operations, will provide the funds necessary to finance its current operations, including expected levels of research and development. However, the Company does not expect that its current cash resources will be sufficient to finance future major clinical studies and costs of filing new drug applications necessary to develop its products to their full commercial potential. Additional funds, therefore, may need to be raised through equity offerings, additional borrowings, licensing arrangements or other means, and there is no assurance that the Company will be able to obtain such funds on satisfactory terms when they are needed.

 In March 2001, the Board of Directors authorized the Company to repurchase up to one million shares of its outstanding Common Stock. The Company believes it has the financial resources necessary to repurchase shares from time to time pursuant to the Board's repurchase authorization. The company did not repurchase any shares of its outstanding Common Stock during the quarter ended March 31, 2003.

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


 RESULTS OF OPERATIONS

 Quarter ended March 31, 2003 compared to quarter ended March 31, 2002

 Total revenue during the quarter ended March 31, 2003 increased $3,168,000, or 84.8%, to $6,904,000 as compared to $3,736,000 during the quarter ended March 31, 2002. Caraloe revenue during the first quarter of 2003 increased $2,989,000, or 213.3%, to $4,390,000 versus $1,401,000 for the same quarter last year. The increase in Caraloe revenue is primarily attributable to increased raw material sales of $1,807,000, increased specialty manufacturing sales of $834,000 and sales of cosmetic products of $348,000 resulting from the acquisition of certain assets of the custom division of CBI in December 2002.

 Medical products revenue during the quarter ended March 31, 2003 increased to $2,514,000 as compared to $2,335,000 during the quarter ended March 31, 2002.

 Gross margin was $2,567,000 during the quarter ended March 31, 2003 as compared to $1,145,000 during the quarter ended March 31, 2002, an increase of $1,422,000. Gross margin as a percentage of revenue increased to 37.2% during the first quarter of 2003 from 30.6% during the same quarter last year. The increase in gross margin is attributable to a shift in the mix of products sold toward higher margin raw material sales and increased plant utilization which resulted in a decrease in unfavorable manufacturing variances of $308,000.

 Selling, general and administrative expenses during the quarter ended March 31, 2003 increased $378,000 to $1,876,000 as compared to $1,498,000 during the quarter ended March 31, 2002 as a result of increased distribution and marketing costs associated the acquisition of the custom division of CBI.

 Product-support research and development during the quarter ended March 31, 2003 decreased $172,000 or 45.3% to $207,000 as compared to $379,000 during the quarter ended March 31, 2002 as the Company continued to focus efforts on product development in support of its manufacturing business. Research and development for DelSite during the quarter ended March 31, 2003 increased $407,000 to $711,000 versus $304,000 during the quarter ended March 31, 2002 as product development efforts for injectible and intranasal delivery platforms continued and business development efforts increased.

 Net interest expense during the quarter ended March 31, 2003 increased $65,000 to $71,000 versus $6,000 during the quarter ended March 31, 2002 as a result of increased debt balances.

 Net loss for the first quarter of 2003 was $298,000 as compared to $1,042,000 for the same quarter last year, a decrease of $744,000 primarily due to volume-related increases in sales and gross margins. Loss per share was for the first quarter 2003 was $0.03 compared to loss per share of $0.11 for the first quarter of 2002.


 OTHER ITEMS

 Governmental Regulation

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

 Cautionary Statements for the Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995

 Certain statements contained in this report are "forward-looking statement" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to risks, uncertainties and other factors, which could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Potential risks and uncertainties include, but are not limited to the ability of the Company and/or DelSite to obtain sufficient funds to finance DelSite's proposed activities; the ability of DelSite to successfully exploit the Company's new drug delivery technology; the adequacy of the Company's cash resources and cash flow from operations to finance its current operations; and the Company's intention, plan or ability to repurchase shares of its outstanding Common Stock, the Company's ability to obtain the quantity or quality of raw materials it needs and the impact of governmental regulations. For further information about the risks, uncertainties and other factors that could cause the Company's results to differ materially from the results indicated by such forward-looking statements refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2002.


 Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

 The Company's exposure to market risk from changes in foreign currency exchange rates and the supply and prices of Aloe vera L. leaves has not changed materially from its exposure at December 31, 2002, as described in the Company's Annual Report on Form 10-K for the year then ended. See also, "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."


 Item 4.   Controls and Procedures

 Within 90 days prior to the filing date of this report, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, an evaluation was performed of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures are adequately designed to ensure that the information that we are required to disclose in this report has been accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding such required disclosure. There have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of our last evaluation and there were no corrective actions with regard to significant deficiencies and material weaknesses.


 Part II   OTHER INFORMATION


 Item 5.   Other Information

 In accordance with Section 10A(i)(2) of the Securities Exchange Act of 1934 (the "Act"), as added by Section 202 of the Sarbanes-Oxley Act of 2002, the Company is responsible for disclosing any non-audit services approved by the Company's Audit Committee (the "Committee") to be performed by Ernst & Young LLP ("E&Y"), the Company's external auditor. Non-audit services are defined in the Act as services other than those provided in connection with an audit or a review of the financial statements of the Company. On May 7, 2003 the Committee approved the engagement of E&Y to assist the Company in preparing procedures for its evaluation of internal controls in compliance with
 Section 404  of the  Sarbanes-Oxley Act  of 2002,  with fees  not  to exceed
 $15,000.


 Item 6.   Exhibits and Reports on Form 8-K

      (a)  Exhibits:

                99.1 CEO Certification of  SEC Reports Pursuant  to 18 U.S.C.
                     Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                99.2 CFO Certification of  SEC Reports Pursuant  to 18 U.S.C.
                     Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      (b)  Reports on Form 8-K:

           The Company did not file any reports on Form 8-K during the quarter ended March 31, 2003.

                                  SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    CARRINGTON LABORATORIES, INC.
                                         (Registrant)


 Date:  May 14, 2003                By:  /s/ Carlton E. Turner
                                         -----------------------------
                                         Carlton E. Turner,
                                         President and
                                         Chief Executive Officer
                                         (principal executive officer)



 Date:  May 14, 2003                By:  /s/ Robert W. Schnitzius
                                         -----------------------------
                                         Robert W. Schnitzius,
                                         Vice President and
                                         Chief Financial Officer
                                         (principal financial and
                                         accounting officer)

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


 Dated:  May 14, 2003      /s/ Carlton E. Turner
                               -------------------------------------
                               Carlton E. Turner,
                               President and Chief Executive Officer
                               (principal executive officer)

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



 Dated:  May 14, 2003          /s/ Robert W. Schnitzius
                               --------------------------------------------
                               Robert W. Schnitzius
                               Vice President and
                               Chief Financial Officer
                               (principal financial and accounting officer)

                              INDEX TO EXHIBITS



      Item  Description
       No.

      99.1 CEO Certification of SEC Reports Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

      99.2 CFO Certification of SEC Reports Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002