Form 10-Q
period 2003-06-30
CARRINGTON LABORATORIES INC /TX/
filed 2003-08-14
CIK 718007

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549
                                  Form 10-Q


 (Mark One)
   ( x )      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 2003

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

 The number of shares of the registrant's common stock outstanding as of August 11, 2003 was 10,074,299.

                                    INDEX



                                                                  Page
                                                                  ----
      Part I.   FINANCIAL INFORMATION

           Item 1.   Financial Statements

                     Condensed Consolidated Balance Sheets
                     at June 30,2003 (unaudited) and
                     December 31, 2002                              3

                     Condensed Consolidated Statements of
                     Operations for the three and six months
                     ended June 30, 2003 and 2002 (unaudited)      4-5

                     Condensed Consolidated Statements
                     of Cash Flows for the six months
                     ended June 30, 2003 and 2002 (unaudited)       6

                     Notes to Condensed Consolidated Financial
                     Statements (unaudited)                         7

           Item 2.   Management's Discussion and Analysis of
                     Financial Condition and Results of
                     Operations                                    11

           Item 3.   Quantitative and Qualitative Disclosures
                     About Market Risk                             15

           Item 4.   Controls and Procedures.                      15

      Part II.  OTHER INFORMATION

           Item 5.   Other Information                             15

           Item 6.   Exhibits and Reports on Form 8-K              15

                        PART I - FINANCIAL INFORMATION

 Item 1.   Financial Statements

 Condensed Consolidated Balance Sheets
 (Amounts in thousands, except share and per share amounts)


                                               December 31,        June 30,
                                                   2002              2003
                                                  ------            ------
                                                                 (unaudited)
 ASSETS:
 Current Assets:
   Cash and cash equivalents                     $ 3,636           $ 1,908
   Accounts receivable, net                        2,370             3,483
   Inventories, net                                4,333             5,707
   Prepaid expenses                                  542               718
                                                  ------            ------
 Total current assets                             10,881            11,816

 Property, plant and equipment, net               10,065            10,665
 Customer relationships, net                         954               873
 Other assets, net                                   259               192
                                                  ------            ------
 Total assets                                    $22,159           $23,546
                                                  ======            ======

 LIABILITIES AND SHAREHOLDERS' EQUITY
 Current Liabilities:
   Line of credit                                $ 1,587           $ 1,587
   Accounts payable                                1,458             2,224
   Accrued liabilities                             1,256             1,482
   Current portion of long-term debt and
     capital lease obligations                       730               855
   Deferred revenue                                1,922             1,917
                                                  ------            ------
 Total current liabilities                         6,953             8,065

 Long-term debt and capital lease obligations      1,517             1,693

 Commitments and Contingencies

 SHAREHOLDERS' EQUITY:
 Common Stock                                        100               101
 Capital in excess of par value                   52,568            52,626
 Accumulated deficit                             (38,976)          (38,936)
 Treasury stock at cost                               (3)               (3)
                                                  ------            ------
 Total shareholders' equity                       13,689            13,788
                                                  ------            ------
 Total liabilities and shareholders' equity      $22,159           $23,546
                                                  ======            ======


       The accompanying notes are an integral part of these statements.

 Condensed Consolidated Statements of Operations (unaudited)
 (Dollar amounts and shares in 000's, except per share amounts)


                                                  Three Months Ended
                                                       June 30,
                                                 2002            2003
                                                ------          ------
 Revenue:
   Product sales, net                          $ 3,729         $ 7,345
   Royalty income                                  617             617
                                                ------          ------
                                                 4,346           7,962
 Cost of sales                                   2,874           4,883
                                                ------          ------
 Gross margin                                    1,472           3,079

 Expenses:
 Selling, general and administrative             1,454           1,968
 Research and development                          462             170
 Research and development-DelSite                  383             629
 Other (income) expense                             21             (68)
 Interest expense, net                              10              41
                                                ------          ------
 Net income (loss) before income taxes            (858)            339
 Provision for income taxes                          -               -
                                                ------          ------
 Net income (loss)                             $  (858)        $   339
                                                ======          ======
 Net income (loss) per common share
   Basic                                       $ (0.09)        $  0.03
   Diluted                                     $ (0.09)        $  0.03

 Weighted average shares outstanding
   Basic                                         9,871          10,026
   Diluted                                       9,871          10,135


       The accompanying notes are an integral part of these statements.

 Condensed Consolidated Statements of Operations (unaudited)
 (Dollar amounts and shares in 000's, except per share amounts)


                                                   Six Months Ended
                                                       June 30,
                                                 2002            2003
                                                ------          ------
 Revenue:
   Product sales, net                          $ 6,847         $13,631
   Royalty income                                1,235           1,235
                                                ------          ------
                                                 8,082          14,866
 Cost of sales                                   5,465           9,221
                                                ------          ------
 Gross margin                                    2,617           5,645

 Expenses:
 Selling, general and administrative             2,952           3,844
 Research and development                          849             377
 Research and development-DelSite                  679           1,340
 Other (income) expense                             21             (68)
 Interest expense, net                              17             112
                                                ------          ------
 Net income (loss) before income taxes          (1,901)             40
 Provision for income taxes                         -               -
                                                ------          ------
 Net income (loss)                             $(1,901)        $    40
                                                ======          ======
 Net income (loss) per common share
   Basic                                       $ (0.19)        $  0.00
   Diluted                                     $ (0.19)        $  0.00

 Weighted average shares outstanding
   Basic                                         9,849          10,009
   Diluted                                       9,849          10,044


       The accompanying notes are an integral part of these statements.

 Condensed Consolidated Statements of Cash Flows (unaudited)
 (Dollar amounts and shares in 000's, except per share amounts)



                                                   Six Months Ended
                                                       June 30,
                                                 2002            2003
                                                ------          ------
 Cash flows used in operating activities
   Net income (loss)                           $(1,901)        $    40
   Adjustments to reconcile net income
    (loss) to net cash used in operating
    activities:
     Provision for bad debts                        13              30
     Provision for inventory obsolescence          (15)            192
     Depreciation and amortization                 564             616
   Changes in assets and liabilities:
     Receivables                                  (438)         (1,143)
     Inventories                                   804          (1,566)
     Prepaid expenses                             (303)           (176)
     Other assets                                   40              67
     Accounts payable and accrued liabilities     (395)            949
     Deferred revenue                              250              (5)
                                                ------          ------
   Net cash used in operating activities        (1,381)           (996)

   Cash flows used in investing activities:
     Purchases of property, plant and equipment   (139)           (910)
                                                ------          ------
   Net cash used in investing activities          (139)           (910)

   Cash flows provided by financing activities:
     Proceeds from debt issuance                     0             500
     Principal payments on debt and capital
       lease obligations                             0            (381)
     Issuances of common stock                      74              59
                                                ------          ------
   Net cash provided by financing activities        74             178

   Net decrease in cash and cash equivalents    (1,446)         (1,728)
   Cash and cash equivalents, beginning
     of period                                   3,454           3,636
                                                ------          ------
   Cash and cash equivalents, end of period    $ 2,008         $ 1,908
                                                ======          ======
   Supplemental disclosure of cash flow
     information

     Cash paid during the period for interest       31              43
     Cash paid during the period for federal,
       state and local income taxes                 39              32
     Assets acquired under capital leases          182             182


 The accompanying notes are an integral part of these statements.

 Notes to Condensed Consolidated Financial Statements (unaudited)


 (1)  Condensed Consolidated Financial Statements:

 The condensed consolidated balance sheet as of June 30, 2003, the condensed consolidated statements of operations for the three and six month periods ended June 30, 2002 and 2003 and the condensed consolidated statements of cash flows for the six month periods ended June 30, 2002 and 2003 have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments (which include all normal recurring adjustments) necessary to present fairly the consolidated financial position, results of operations and cash flows at June 30, 2003 and for all periods presented have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's annual report to shareholders on Form 10-K for the year ended December 31, 2002. Certain amounts have been reclassified to conform with the 2003 presentation.


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

 The following  table (in  thousands) illustrates  the effect  on net  income
 (loss) if the Company had applied the fair value recognition provision of FAS 123 to stock based compensation:

 ----------------------------------------------------------------------------
                                         Three Months Ended  Six Months Ended
                                           2002      2003     2002      2003
 ----------------------------------------------------------------------------
 Net income (loss) (in thousands):
  As reported                            $  (858)   $   339  $(1,901) $   40
  Less: Stock-based compensation
        expense determined under
        fair value-based method              (52)      (160)    (106)   (220)
                                          ------     ------   ------   -----
  Pro forma net income (loss)               (910)       179   (2,007)   (180)
                                          ======     ======   ======   =====
 Net income (loss) per share:
   As reported                             (0.09)      0.03    (0.19)   0.00
   Pro forma                               (0.09)      0.02    (0.20)  (0.02)


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


 (3)  Income (loss) Per Share:

 Basic income (loss)  per common  share is  computed by  dividing net  income
 (loss) by the weighted average number of common shares outstanding during the period.

 When the effects are not anti-dilutive, diluted income (loss) per common share is computed by dividing net income by the weighted average number of shares outstanding and the impact of all dilutive potential common shares, primarily stock options. The dilutive impact of stock options is determined by applying the "treasury stock" method.

 In calculating the diluted loss per share for the three-month and six-month periods ended June 30, 2002, no effect was given to options or warrants, because the effect of including these securities would have been anti-dilutive. Options and warrants outstanding for the three-month and six-month periods ended June 30, 2003 were not included in the computation of diluted income per share when the exercise price of the respective security was greater than the average market price of the common shares and, therefore, the effect would be anti-dilutive.


 (4)  Concentration of Credit Risk:

 Customers with significant receivable balances as of June 30, 2003, defined as amounts in excess of ten percent (10%) of gross receivables included Mannatech, Inc. ($1,359,000), Medline Industries ($730,000), Joan Rivers Worldwide Ltd., ($533,000) and one other contract manufacturing customer ($396,000). Of these amounts, $2,739,000 has been collected as of August 11, 2003.

 Customers with significant purchases for the second quarter 2003, defined as amounts in excess of ten percent (10%) of revenue, were: Mannatech, Inc., Medline Industries, Inc., and Joan Rivers Worldwide, Ltd. Mannatech, Inc. was the only customer with purchases in excess of 10% of revenues for the second quarter 2002.

 (5)  Inventories:

 The following summarizes the components of inventory (in thousands):

                                   December 31,       June 30,
                                       2002             2003
                                       -----             -----
    Raw materials and supplies        $1,776            $3,031
    Work-in-process                      624               751
    Finished goods                     1,933             1,925
                                       -----             -----
    Total                             $4,333            $5,707
                                       =====             =====

 The inventory balances are net of $632,000 and $791,000 of reserves for obsolete and slow moving inventory at December 31, 2002 and June 30, 2003.


 (6)  Debt:

 In March 2003, the Company received a loan of $500,000 from Bancredito, a Costa Rica bank, with interest and principal to be repaid in monthly installments over eight years. The interest rate on the loan is the U.S. Prime Rate plus 2.0%. The loan is secured by a mortgage on an unused, 164-acre parcel of land owned by the Company in Costa Rica plus a lien on specified oral patch production equipment. The proceeds of the loan will be used in the Company's operations.

 In July 2003, the Company received a loan of $1,000,000 from Comerica Bank-Texas ("Comerica") under a variable rate installment note with interest and principal to be repaid in monthly installments over five years. The interest rate on the loan is the U.S. Prime Rate plus 0.5%. The loan is collateralized by the Company's accounts receivable and inventory and by a lien on the Company's production facility in Irving, TX. The proceeds of the loan are being used in the Company's operations.

 The Company also has a $3,000,000 line of credit with Comerica structured as a demand note without a stated maturity date and with an interest rate equal to the Comerica prime rate plus 0.5%. The line of credit is collateralized by the Company's accounts receivable and inventory and by a first lien on the Company's production facility and is used for operating needs, as required. As of June 30, 2003, there was $1,587,000 outstanding on the credit line with $713,000 credit available for operations.

 The credit facility with Comerica includes covenants that require the Company to maintain certain financial ratios. The Company was not in compliance with one of the covenant ratios as of June 30, 2003. Comerica has agreed to waive compliance with this financial covenant until September 30, 2003.

 Pursuant to the 2000 Distributor and License Agreement with Medline Industries, Inc., ("Medline") the Company is to receive $12,500,000 in base royalties over a five-year period ending November 30, 2005. In December 2002, the Company received an advance on future royalty payments due from Medline of $2.0 million, which was recorded in the Company's financial statements as a loan to be repaid in quarterly installments through September 2005. The interest rate on the loan is 6.0%.


 (7)  Income Taxes:

 The tax effects of temporary differences including net operating loss carryforwards have given rise to net deferred tax assets. At December 31, 2002, and June 30, 2003, the Company provided a valuation allowance against the entire deferred tax asset due to the uncertainty as to the realization of the asset. At December 31, 2002, the Company had net operating loss carryforwards of approximately $42,000,000 for federal income tax purposes, which began expiring in 2003, and research and development tax credit carryforwards of approximately $748,000, which began expiring in 2003, all of which are available to offset federal income taxes due in current and future periods.


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

 Under the  agreement,  Carrington  paid CBI  $1,001,000  and  agreed (i)  to purchase inventory of CBI for an amount not greater than $700,000, to be paid six months after closing and (ii) to pay CBI an amount equal to 9.0909% of Carrington's net sales for the next five years of CBI products to CBI's former customers, up to $6.6 million per year, and 8.5% of Carrington's net sales of CBI products to CBI's former customers in excess of $6.6 million per year. During the second quarter, the Company paid CBI approximately $583,000 for inventory acquired after closing. The Company paid CBI approximately $29,000 and $147,000 in April 2003 and July 2003 related to the sale of CBI products to CBI's former customers in the quarters ended March 31 and June 30, 2003, respectively.


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


 Segments (in thousands)
                                  Medical   Caraloe,
                                  Services    Inc.      Corporate     Total
 ----------------------------------------------------------------------------
 Quarter Ended
 June 30, 2002
 ----------------------------------------------------------------------------
 Revenues to unaffiliated
   customers                      $ 2,193   $ 2,153     $     -      $ 4,346
 Loss before income taxes             (22)     (382)       (454)        (858)
 Identifiable assets               10,175     2,915       6,337       19,427
 Capital expenditures                   -         -          34           34
 Depreciation and amortization        158         -         122          280

 Quarter ended
 June 30, 2003

 Revenues to unaffiliated
   customers                      $ 1,898   $ 6,064     $     -      $ 7,962
 Income before income taxes           522       487        (670)         339
 Identifiable assets               11,752     3,646       8,148       23,546
 Capital expenditures                   -         -         295          295
 Depreciation and amortization        194         -         105          299

 Six months ended
 June 30, 2002

 Revenues to unaffiliated
   customers                      $ 4,528   $ 3,554     $     -      $ 8,082
 Income (loss) before income
   taxes                             (229)     (593)     (1,070)      (1,901)
 Capital expenditures                   -         -         139          139
 Depreciation and amortization        318         -         246          564

 Six months ended
 June 30, 2003

 Revenues to unaffiliated
   customers                      $ 4,387   $10,479     $     -      $14,866
 Income before income taxes           804       688      (1,452)          40
 Capital expenditures                   -         -         910          910
 Depreciation and amortization        418         -         198          616


 The Company evaluates performance and allocates resources based on profit or loss from operations before income taxes.

 Corporate losses before income taxes set forth in the following table includes DelSite research and development expenses, which were related to the development of pharmaceutical products not associated with the reporting segments. Assets which are used in more than one segment are reported in the segment where the predominant use occurs. Corporate assets include all cash, the Company's production facility in Costa Rica, which provides bulk ingredients for both segments, and assets related to DelSite's operations.


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


 LIQUIDITY AND CAPITAL RESOURCES

 Cash at June 30, 2003 was $1,908,000 versus $3,636,000 at December 31, 2002.
 The decrease in cash was primarily due to increases in accounts receivable balances arising from the increase in sales and additional inventory needed to support the increased level of operations. In addition, the Company invested $910,000 in capital expenditures to provide additional infrastructure for its operations and reduced debt and capital lease obligations of $196,000. These cash uses were partially offset by proceeds from debt issuance of $500,000 described in the Notes to Condensed Consolidated Financial Statements.

 The Company has a $3,000,000 line of credit with Comerica Bank-Texas ("Comerica") structured as a demand note without a stated maturity date and with an interest rate equal to the Comerica prime rate plus 0.5%. The line of credit is collateralized by the Company's accounts receivable and inventory and by a first lien on the Company's production facility and is used for operating needs, as required. As of June 30, 2003, there was $1,587,000 outstanding on the credit line with $713,000 credit available for operations.

 In July 2003, the Company received a loan of $1,000,000 from Comerica under a variable rate installment note with interest and principal to be repaid in monthly installments over five years. The interest rate on the loan is the U.S. Prime Rate plus 0.5%. The loan is collateralized by the Company's accounts receivable and inventory and by a lien on the Company's production facility in Irving, TX. The proceeds of the loan are being used in the Company's operations.

 The credit facility with Comerica includes covenants that require the Company to maintain certain financial ratios. The Company was not in compliance with one of the covenant ratios as of June 30, 2003. Comerica has agreed to waive their financial covenant until September 30, 2003.

 Pursuant to the 2000 Distributor and License Agreement with Medline Industries, Inc., ("Medline") the Company is to receive $12,500,000 in base royalties over a five-year period ending November 30, 2005. In December 2002, the Company received an advance on future royalty payments due from Medline of $2.0 million which was recorded in the Company's financial statements as a loan to be repaid in quarterly installments through September 2005. The Company is recognizing royalty income under this agreement on a straight-line basis. At June 30, 2003 the Company had received $1,917,000 more in royalties than it had recognized in income, which is recorded as deferred revenue on the balance sheet. Royalties to be received subsequent to June 30, 2003 total $4,125,000.

 The Company anticipates that its available cash resources and expected cash flows from operations, will provide the funds necessary to finance its current operations, including expected levels of research and development. However, the Company does not expect that its current cash resources will be sufficient to finance future major clinical studies and costs of filing new drug applications necessary to develop its products to their full commercial potential. Additional funds, therefore, may need to be raised through equity offerings, additional borrowings, licensing arrangements or other means, and there is no assurance that the Company will be able to obtain such funds on satisfactory terms when they are needed.

 In March 2001, the Board of Directors authorized the Company to repurchase up to one million shares of its outstanding Common Stock. The Company believes it has the financial resources necessary to repurchase shares from time to time pursuant to the Board's repurchase authorization. The Company did not repurchase any shares of its outstanding Common Stock during the quarter ended June 30, 2003.

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


 RESULTS OF OPERATIONS

 Quarter ended June 30, 2003 compared to quarter ended June 30, 2002

 Revenue for the quarter ended June 30, 2003 increased 83.2%, or $3,616,000, to $7,962,000 as compared to $4,346,000 during the quarter ended June 30, 2002. Caraloe revenue during the second quarter of 2003 increased 181.2%, or $3,911,000, to $6,064,000 versus $2,153,000 for the same quarter last year. The increase in Caraloe revenue is attributable to increased raw material sales of $1,644,000, increased specialty manufacturing sales of $784,000 and sales of cosmetic products of $1,483,000 resulting from the acquisition of certain assets of the custom division of CBI in December 2002.

 Medical services revenue during the quarter ended June 30, 2003 decreased to $1,898,000 as compared to $2,193,000 during the quarter ended June 30, 2002.

 Gross margin was $3,079,000 during the quarter ended June 30, 2003 as compared to $1,472,000 during the quarter ended June 30, 2002, an increase of 109.2%. Gross margin as a percentage of revenue rose to 38.7% during the second quarter of 2003 from 33.9% during the same quarter last year. The increase in gross margin is attributable to a shift in the mix of products sold toward higher margin raw material and specialty manufacturing sales and increased plant utilization which resulted in a decrease in unfavorable manufacturing variances of $419,000.

 Selling, general and administrative expenses during the quarter ended June 30, 2003 increased $514,000 to $1,968,000 as compared to $1,454,000 during the quarter ended June 30, 2002 as a result of increased distribution and marketing costs associated the acquisition of the custom division of CBI.

 Product-support research and development during the quarter ended June 30, 2003 decreased to $170,000 as compared to $462,000 during the quarter ended June 30, 2002 primarily due to costs for process validation projects conducted and completed in 2002. The Company continues to focus the efforts of this group on product development in support of its manufacturing business. Research and development for DelSite during the quarter ended June 30, 2003 increased $246,000 or 64.7% to $629,000 as compared to $383,000 during the quarter ended June 30, 2002 as product development efforts for injectible and intranasal delivery platforms continued and business development efforts increased.

 Other income of $68,000 for the quarter ended June 30, 2003 resulted from collections on a note receivable which had previously been reserved. Other expense of $21,000 for the quarter ended June 30, 2002 resulted from the disposal of certain obsolete production equipment.

 Net interest expense during the quarter ended June 30, 2003 increased $31,000 to $41,000 versus $10,000 during the quarter ended June 30, 2002 as a result of increased debt balances.

 Net income for the second quarter of 2003 was $339,000 as compared to a net loss of $858,000 for the same quarter last year, an increase of $1,197,000 primarily due to volume-related increases in sales and gross margins. Earnings per share for the second quarter 2003 was $0.03 compared to loss per share of $0.09 for the second quarter of 2002.

 Six months ended June 30, 2003 compared to six months ended June 30, 2002

 Revenue for the six months ended June 30, 2003 increased $6,784,000, or 83.9%, to $14,866,000 as compared to $8,082,000 for the six months ended June 30, 2002. Caraloe revenue for the six months ended June 30, 2003 increased $6,925,000 or 194.8% to $10,479,000 as compared to $3,554,000 for the six months ended June 30, 2002. The increase in Caraloe revenue is primarily attributable to increased raw material sales of $3,437,000, sales of cosmetic products of $1,832,000 resulting from the acquisition of certain assets of the custom division of CBI in December, 2002 and increased specialty manufacturing sales of $1,656,000.

 Medical services revenue during the six months ended June 30, 2003 decreased $141,000 or 3.1% to $4,387,000 as compared to $4,528,000 for the six months ended June 30, 2002

 Gross margin for the six months ended June 30, 2003 increased $3,028,000 or 115.7% to $5,645,000 as compared to $2,617,000 for the six months ended June 30, 2003. Gross margin as a percentage of revenue increased to 38.0% for the six months ended June 30, 2003 from 32.4% for the six months ended June 30, 2002. The increase in gross margin is attributable to a shift in the mix of products toward higher margin sales and increased plant utilization which resulted in a decrease in unfavorable manufacturing variances of $728,000.

 Selling, general and administrative expenses for the six months ended June 30, 2003 increased $892,000 or 30.2% to $3,844,000 as compared to $2,952,000 for the six months ended June 30, 2002 as a result of increased distribution and marketing costs associated with the acquisition of the custom division of CBI.

 Product-support research and development for the six months ended June 30, 2003 decreased to $377,000 as compared to $849,000 for the six months ended June 30, 2002 primarily due to costs for process validation projects conducted and completed in 2002. The Company continues to focus the efforts of this group on product development in support of its manufacturing business. Research and development for DelSite for the six months ended June 30, 2003 increased $653,000 or 97.4% to $1,340,000 as compared to
 $679,000 for the six months ended June 30, 2002 as product development efforts for injectible and intranasal delivery platforms continued and business development efforts increased.

 Other income of $68,000 for the six months ended June 30, 2003 resulted from collections on a note receivable which had previously been reserved. Other expense of $21,000 for the six months ended June 30, 2002 resulted from the disposal of certain obsolete production equipment.

 Net interest expense for the six months ended June 30, 2003 increased $95,000 to $112,000 as compared to $17,000 for the six months ended June 30, 2002 as the result of increased debt balances.

 Net income for the six months ended June 30, 2003 increased $1,941,000 or 102.1% to $40,000 from a net loss of $1,901,000. Earnings per share for the six months ended June 30, 2003 was $0.00 as compared to a loss per share of $(0.19) for the six months ended June 30, 2002.


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


 Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

 Fluctuations in interest rates on any variable rate debt instruments, which are tied to the prime rate, would affect our earnings and cash flows but would not affect the fair market value of the variable rate debt. The Company's exposure to market risk from changes in foreign currency exchange rates and the supply and prices of Aloe vera L. leaves has not changed materially from its exposure at December 31, 2002, as described in the Company's Annual Report on Form 10-K for the year then ended. See also, "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."


 Item 4.   Controls and Procedures

 In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2003 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

 There has been no change in our internal controls over financial reporting that occurred during the three months ended June 30, 2003 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.


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


 Item 6.   Exhibits and Reports on Form 8-K

 (a)  Exhibits

      10.1           First Amendment to Credit Agreement
      32.1           Rule 13a-14(a) Certification.
      32.2           Rule 13a-14(a) Certification.
      32.3           Section 906 Certification.
      32.4           Section 906 Certification.

 (b)  Reports on Form 8-K

      None.

                                  SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         CARRINGTON LABORATORIES, INC.
                                         (Registrant)



 Date:  August 13, 2003                  By:  /s/ Carlton E. Turner
                                         -----------------------------
                                         Carlton E. Turner,
                                         President and
                                         Chief Executive Officer
                                         (principal executive officer)



 Date:  August 13, 2003                  By:  /s/ Robert W. Schnitzius
                                         -----------------------------
                                         Robert W. Schnitzius,
                                         Vice President and
                                         Chief Financial Officer
                                         (principal financial and
                                         accounting officer)

                              INDEX TO EXHIBITS



      Item  Description
       No.

      10.1 First Amendment to Credit Agreement dated July 3, 2003 by and between Carrington Laboratories, Inc., Caraloe, Inc., DelSite Biotechnologies, Inc. and Comerica Bank-Texas.

      31.1 CEO Certification of SEC Reports Pursuant to Rule 13a-14(a), as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      31.2 CFO Certification of SEC Reports Pursuant to Rule 13a-14(a), as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      32.1 CEO Certification of SEC Reports Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

      32.2 CFO Certification of SEC Reports Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002