Form 10-Q
period 2003-09-30
CARRINGTON LABORATORIES INC /TX/
filed 2003-11-14
CIK 718007

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549
                                  Form 10-Q


 (Mark One)
   ( x )      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 2003

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

 The number of shares of the registrant's common stock outstanding as of November 7, 2003 was 10,247,120.

                                    INDEX



                                                                     Page
                                                                     ----
      Part I.   FINANCIAL INFORMATION

           Item 1.   Financial Statements

                     Condensed Consolidated Balance Sheets
                     at September 30, 2003 (unaudited) and
                     December 31, 2002                                 3

                     Condensed Consolidated Statements of
                     Operations for the three and nine months
                     ended September 30, 2003 and 2002 (unaudited)    4-5

                     Condensed Consolidated Statements
                     of Cash Flows for the nine months
                     ended September 30, 2003 and 2002 (unaudited)     6

                     Notes to Condensed Consolidated Financial
                     Statements (unaudited)                            7

           Item 2.   Management's Discussion and Analysis
                     of Financial Condition and Results of
                     Operations                                       11

           Item 3.   Quantitative and Qualitative Disclosures
                     About Market Risk                                15

           Item 4.   Controls and Procedures.                         15

      Part II.  OTHER INFORMATION

           Item 1.   Legal Proceedings                                16

           Item 5.   Other Information                                17

           Item 6.   Exhibits and Reports on Form 8-K                 17

                        PART I - FINANCIAL INFORMATION

 Item 1.   Financial Statements

 Condensed Consolidated Balance Sheets
 (Amounts in thousands)


                                               December 31,    September 30,
                                                   2002             2003
                                                  ------           ------
                                                                (unaudited)
 ASSETS:
 Current Assets:
   Cash and cash equivalents                     $ 3,636          $ 1,664
   Accounts receivable, net                        2,370            4,160
   Inventories, net                                4,333            5,997
   Prepaid expenses                                  542              423
                                                  ------           ------
 Total current assets                             10,881           12,244

 Property, plant and equipment, net               10,065           10,637
 Customer relationships, net                         954              825
 Other assets, net                                   259              211
                                                  ------           ------
 Total assets                                    $22,159          $23,917
                                                  ======           ======

 LIABILITIES AND SHAREHOLDERS' EQUITY:
 Current Liabilities:
   Line of credit                                $ 1,587          $ 1,587
   Accounts payable                                1,458            2,032
   Accrued liabilities                             1,256            1,399
   Current portion of long-term debt and
    capital lease obligations                        730            1,077
   Deferred revenue                                1,922            2,010
                                                  ------           ------
 Total current liabilities                         6,953            8,105

 Long-term debt and capital lease obligations      1,517            2,227

 Commitments and contingencies                         -                -

 SHAREHOLDERS' EQUITY:
 Common stock                                        100              103
 Capital in excess of par value                   52,568           52,887
 Accumulated deficit                             (38,976)         (39,402)
 Treasury stock at cost                               (3)              (3)
                                                  ------           ------
 Total shareholders' equity                       13,689           13,585
                                                  ------           ------
 Total liabilities and shareholders' equity      $22,159          $23,917
                                                  ======           ======

 The accompanying notes are an integral part of these statements.

 Condensed Consolidated Statements of Operations (unaudited)
 (Dollar amounts and shares in thousands, except per share amounts)


                                                  Three Months Ended
                                                     September 30,
                                                 2002            2003
                                                ------          ------
 Revenue:
   Product sales, net                          $ 4,476         $ 6,915
   Royalty income                                  617             617
                                                ------          ------
                                                 5,093           7,532
 Cost of sales                                   3,051           5,035
                                                ------          ------
 Gross margin                                    2,042           2,497

 Expenses:
 Selling, general and administrative             1,457           2,046
 Research and development                          530             288
 Research and development-DelSite                  586             623
 Other (income) expense                              -             (56)
 Interest expense, net                              10              62
                                                ------          ------
 Net loss before income taxes                     (541)           (466)
 Provision for income taxes                          -               -
                                                ------          ------
 Net loss                                      $  (541)        $  (466)
                                                ======          ======
 Net loss per common share
   Basic and diluted                           $ (0.05)        $ (0.05)

 Weighted average shares outstanding
   Basic and diluted                             9,908          10,141


       The accompanying notes are an integral part of these statements.

 Condensed Consolidated Statements of Operations (unaudited)
 (Dollar amounts and shares in thousands, except per share amounts)


                                                  Nine Months Ended
                                                     September 30,
                                                 2002            2003
                                                ------          ------
 Revenue:
   Product sales, net                          $11,326         $20,545
   Royalty income                                1,853           1,853
                                                ------          ------
                                                13,179          22,398
 Cost of sales                                   8,520          14,256
                                                ------          ------
 Gross margin                                    4,659           8,142

 Expenses:
 Selling, general and administrative             4,409           5,891
 Research and development                        1,371             665
 Research and development-DelSite                1,273           1,962
 Other (income) expense                             21            (124)
 Interest expense, net                              27             174
                                                ------          ------
 Net loss before income taxes                   (2,442)           (426)
 Provision for income taxes                          -               -
                                                ------          ------
 Net loss                                      $(2,442)        $  (426)
                                                ======          ======
 Net loss per common share
   Basic and diluted                           $ (0.25)        $ (0.04)

 Weighted average shares outstanding
   Basic and diluted                             9,870          10,054


       The accompanying notes are an integral part of these statements.

 Condensed Consolidated Statements of Cash Flows (unaudited)
 (Dollar amounts in thousands)



                                                  Nine Months Ended
                                                     September 30,
                                                 2002             2003
                                                ------           ------
 Cash flows used in operating activities
   Net loss                                    $(2,442)         $  (426)
   Adjustments to reconcile net income
    (loss) to net cash used in operating
    activities:
     Provision for bad debts                         -               75
     Provision for inventory obsolescence           45              200
     Depreciation and amortization                 847              991
   Changes in assets and liabilities:
     Receivables                                  (502)          (1,865)
     Inventories                                   972           (1,863)
     Prepaid expenses                             (312)             119
     Other assets                                   53               48
     Accounts payable and accrued liabilities      233              673
     Deferred revenue                              512               88
                                                ------           ------
   Net cash used in operating activities          (594)          (1,960)

   Cash flows used in investing activities:
     Purchases of property, plant and equipment   (543)          (1,392)
                                                ------           ------
   Net cash used in investing activities          (543)          (1,392)

   Cash flows provided by financing activities:
     Proceeds from debt issuance                     -            1,500
     Principal payments on debt and capital
      lease obligations                              -             (442)
     Issuances of common stock                     107              322
                                                ------           ------
   Net cash provided by financing activities       107            1,380
                                                ------           ------
   Net decrease in cash and cash equivalents    (1,030)          (1,972)
   Cash and cash equivalents, beginning
     of period                                   3,454            3,636
                                                ------           ------
   Cash and cash equivalents, end of period    $ 2,424          $ 1,664
                                                ======           ======
   Supplemental disclosure of cash flow
     information

     Cash paid during the period for interest       46              174
     Cash paid during the period for federal,
       state and local income taxes                 53               32
     Assets acquired under capital leases            -              182


 The accompanying notes are an integral part of these statements.

 Notes to Condensed Consolidated Financial Statements (unaudited)


 (1)  Condensed Consolidated Financial Statements:

 The condensed consolidated balance sheet as of September 30, 2003, the condensed consolidated statements of operations for the three and nine month periods ended September 30, 2002 and 2003 and the condensed consolidated statements of cash flows for the nine month periods ended September 30, 2002 and 2003 have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments (which include all normal recurring adjustments) necessary to present fairly the consolidated financial position, results of operations and cash flows at September 30, 2003 and for all periods presented have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's annual report to shareholders on Form 10-K for the year ended December 31, 2002. Certain amounts have been reclassified to conform with the 2003 presentation.

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

 The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 (FAS 123), Accounting for Stock-Based Compensation and Statement of Financial Accounting Standards No. 148 (FAS
 148), Accounting for Stock-Based Compensation - Transition and Disclosure - An Amendment of FASB Statement No. 123. Under the provisions of FAS 123, pro forma compensation expense related to options issued to employees is disclosed based on the fair value of options on the grant date.

 The following  table (in  thousands) illustrates  the effect  on net  income
 (loss) if the Company had applied the fair value recognition provision of FAS 123 to stock based compensation:

 ----------------------------------------------------------------------------
                                       Three Months Ended   Nine Months Ended
                                         2002      2003      2002      2003
 ----------------------------------------------------------------------------
 Net loss (in thousands):

  As reported                          $  (541)  $  (466)  $(2,442)  $  (426)
  Less: Stock-based compensation
        expense determined under
        fair value-based method            (60)     (110)     (166      (330)
                                        ------    ------    ------    ------
  Pro forma net loss                      (601)     (576)   (2,608)     (756)
                                        ======    ======    ======    ======
 Net loss per share:
  As reported                          $ (0.05)  $ (0.05)  $ (0.25)  $ (0.04)
  Pro forma                            $ (0.06)  $ (0.05)  $ (0.26)  $ (0.08)


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


 (3)  Net Income (Loss) Per Share:

 Basic income (loss)  per common  share is  computed by  dividing net  income
 (loss) by the weighted average number of common shares outstanding during the period.

 When the effects are not anti-dilutive, diluted net income (loss) per common share is computed by dividing net income by the weighted average number of shares outstanding and the impact of all dilutive potential common shares, primarily stock options. The dilutive impact of stock options is determined by applying the "treasury stock" method.

 In calculating the diluted loss per share for the three-month and nine-month periods ended September 30, 2002 and 2003, no effect was given to options or warrants, because the effect of including these securities would have been anti-dilutive. Total options and warrants outstanding as of September 30, 2003 and 2002 were 1,539,312 and 1,219,551, respectively.


 (4)  Concentration of Credit Risk:

 Customers with significant receivable balances as of September 30, 2003, defined as amounts in excess of ten percent (10%) of gross receivables included Natural Alternatives ($1,579,000) and Medline Industries ($1,265,000). Of these amounts, $1,706,000 has been collected as of November 6, 2003.

 Customers with significant purchases for the third quarter and for the first nine months of 2003, defined as amounts in excess of ten percent (10%) of revenue, were: Natural Alternatives and Medline Industries, Inc. Mannatech, Inc. was the only customer with purchases in excess of 10% of revenues for the third quarter 2002.


 (5)  Inventories:

 The following summarizes the components of inventory (in thousands):

                                   December 31,  September 30,
                                       2002          2003
                                       -----         -----
    Raw materials and supplies        $1,776        $2,953
    Work-in-process                      624           747
    Finished goods                     1,933         2,297
                                       -----         -----
    Total                             $4,333        $5,997
                                       =====         =====

 The inventory balances are net of $632,000 and $832,000 of reserves for obsolete and slow moving inventory at December 31, 2002 and September 30, 2003.


 (6)  Debt:

 In March 2003, the Company received a loan of $500,000 from Bancredito, a Costa Rica bank, with interest and principal to be repaid in monthly installments over eight years. The interest rate on the loan is the U.S. Prime Rate plus 2.0%. The loan is secured by a mortgage on an unused, 164-acre parcel of land owned by the Company in Costa Rica plus a lien on specified oral patch production equipment. The proceeds of the loan were used in the Company's operations.

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

 The Company also has a $3,000,000 line of credit with Comerica structured as a demand note without a stated maturity date and with an interest rate equal to the Comerica prime rate plus 0.5%. The line of credit is collateralized by the Company's accounts receivable and inventory and by a first lien on the Company's production facility and is used for operating needs, as required. As of September 30, 2003, there was $1,587,000 outstanding on the credit line with $713,000 credit available for operations.

 The credit facility with Comerica includes covenants that require the Company to maintain certain financial ratios. As of September 30, 2003, the Company was in compliance with all such covenants.

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


 (7)  Income Taxes:

 The tax effects of temporary differences including net operating loss carryforwards have given rise to net deferred tax assets. At December 31, 2002, and September 30, 2003, the Company provided a valuation allowance against the entire balance of deferred tax asset due to the uncertainty as to the realization of the asset. At December 31, 2002, the Company had net operating loss carryforwards of approximately $42,000,000 for federal income tax purposes, which began expiring in 2003, and research and development tax credit carryforwards of approximately $748,000, which began expiring in 2003, all of which are available to offset federal income taxes due in current and future periods.


 (8)  Contingencies:

 From time to time in the normal course of business, the Company is party to various matters involving claims or possible litigation. Management believes the ultimate resolution of these matters will not have a material adverse effect on the Company's financial position or results of operations.


 (9) Commitments:

 In December 2002, the Company purchased certain assets of the Custom Division of Creative Beauty Innovations, Inc. ("CBI"), including specialized manufacturing customer information, intellectual property and equipment. CBI is a privately held manufacturer of skin and cosmetic products with operations in Carrollton, Texas. The Company paid CBI approximately $1.6 million, including approximately $0.5 million for inventory of CBI. In addition, for the five year period ending in December 2007 the Company agreed to pay CBI an amount equal to 9.0909% of Carrington's net sales of CBI products to CBI's former customers, up to $6.6 million per year, and 8.5% of Carrington's net sales of CBI products to CBI's former customers in excess of $6.6 million per year. The Company paid CBI approximately $29,000, $147,000 and $91,000 in April 2003, July 2003 and October 2003
 related to the sale of CBI products to CBI's former customers in the quarters ended March 31, June 30, 2003 and September 30, 2003, respectively.


 (10)  Reportable Segments:

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

 Segments (in thousands)
                                  Medical   Caraloe,
                                  Services    Inc.      Corporate     Total
 ----------------------------------------------------------------------------
 Quarter ended
 September 30, 2002

 Revenues to unaffiliated
   customers                      $ 2,136   $ 2,957     $     -      $ 5,093
 Loss before income taxes            (126)      364        (779)        (541)
 Identifiable assets                9,845     2,951       6,831       19,627
 Capital expenditures                   -         -         404          404
 Depreciation and amortization        157         -         127          284

 Quarter ended
 September 30, 2003

 Revenues to unaffiliated
   customers                      $ 2,132   $ 5,400     $     -      $ 7,532
 Income before income taxes           151        67        (684)        (466)
 Identifiable assets               12,312     3,614       7,991       23,917
 Capital expenditures                   -         -         301          301
 Depreciation and amortization        260         -         117          377

 Nine months ended
 September 30, 2002

 Revenues to unaffiliated
   customers                      $ 6,663   $ 6,516     $     -      $13,179
 Income (loss) before income
   taxes                             (355)     (229)     (1,858)      (2,442)
 Capital expenditures                   -         -         543          543
 Depreciation and amortization        475         -         372          847

 Nine months ended
 September 30, 2003

 Revenues to unaffiliated
   customers                      $ 6,519   $15,879     $     -      $22,398
 Income before income taxes           925       785      (2,136)        (426)
 Capital expenditures                   -         -       1,392        1,392
 Depreciation and amortization        678         -         313          991


 The Company evaluates performance and allocates resources based on profit or loss from operations before income taxes.

 Corporate losses before income taxes set forth in the preceding table includes DelSite research and development expenses, which were related to the development of pharmaceutical products not associated with the reporting segments. Assets which are used in more than one segment are reported in the segment where the predominant use occurs. Corporate assets include all cash, the Company's production facility in Costa Rica, which provides bulk ingredients for both segments, and assets related to DelSite's operations.


 Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

 BACKGROUND

 The Company  is  a  research-based biopharmaceutical,  medical  device,  raw materials and nutraceutical company engaged in the development, manufacturing and marketing of naturally-derived, complex carbohydrates and other natural product therapeutics for the treatment of major illnesses, the dressing and management of wounds and nutritional supplements. The Company is comprised of two business segments. See Note (10) to the unaudited condensed consolidated financial statements for financial information about these business segments. The Company sells, using a network of distributors, prescription and nonprescription human and veterinary products through its Medical Services Division, and consumer and bulk raw material products and product development and manufacturing services through its subsidiary, Caraloe, Inc. The Company's research and product portfolio are based primarily on complex carbohydrates isolated from the Aloe vera L. plant.

 The Company's wholly-owned subsidiary, DelSite Biotechnologies, Inc. ("DelSite"), operates independently from the Company's research and development program and is responsible for the research, development and marketing of the Company's proprietary GelSite[TM] technology for controlled release and delivery of bioactive pharmaceutical ingredients.


 LIQUIDITY AND CAPITAL RESOURCES

 Cash at September 30, 2003 was $1,664,000 versus $3,636,000 at December 31, 2002. The decrease in cash was primarily due to increases in accounts receivable balances arising from the increase in sales and additional inventory needed to support the increased level of operations. In addition, the Company invested $1,392,000 in capital expenditures to provide additional infrastructure for its operations and reduced debt and capital lease obligations of $442,000. These cash uses were partially offset by proceeds from debt issuance of $1,500,000 described in the Notes to Condensed Consolidated Financial Statements.

 The Company has a $3,000,000 line of credit with Comerica Bank-Texas ("Comerica") structured as a demand note without a stated maturity date and with an interest rate equal to the Comerica prime rate plus 0.5%. The line of credit is collateralized by the Company's accounts receivable and inventory and by a lien on the Company's production facility and is used for operating needs, as required. As of September 30, 2003, there was $1,587,000 outstanding on the credit line with $713,000 credit available for operations.

 In July 2003, the Company received a loan of $1,000,000 from Comerica under a variable rate installment note with interest and principal to be repaid in monthly installments over five years. The interest rate on the loan is the U.S. Prime Rate plus 0.5%. The loan is collateralized by the Company's accounts receivable and inventory and by a first lien on the Company's production facility in Irving, TX. The proceeds of the loan are being used in the Company's operations. The credit facility with Comerica includes covenants that require the Company to maintain certain financial ratios. As of September 30, 2003, the Company was in compliance with all such covenants.

 In March 2003, the Company received a loan of $500,000 from Bancredito, a Costa Rica bank, with interest and principal to be repaid in monthly installments over eight years. The interest rate on the loan is the U.S. Prime Rate plus 2.0%. The loan is secured by a mortgage on an unused, 164-acre parcel of land owned by the Company in Costa Rica plus a lien on specified oral patch production equipment. The proceeds of the loan were used in the Company's operations.

 Pursuant to the 2000 Distributor and License Agreement with Medline Industries, Inc., ("Medline") the Company is to receive $12,500,000 in base royalties over a five-year period ending November 30, 2005. The Company is recognizing royalty income under this agreement on a straight-line basis. At September 30, 2003 the Company had received $1,917,000 more in royalties than it had recognized in income, which is recorded as deferred revenue on the balance sheet. Royalties to be received subsequent to September 30, 2003 total $3,916,667. In December 2002, the Company received an advance on future royalty payments due from Medline of $2.0 million which was recorded in the Company's financial statements as a loan to be repaid in quarterly installments through September 2005.

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

 In March 2001, the Board of Directors authorized the Company to repurchase up to one million shares of its outstanding Common Stock. The Company believes it has the financial resources necessary to repurchase shares from time to time pursuant to the Board's repurchase authorization. The Company did not repurchase any shares of its outstanding Common Stock during the quarter ended September 30, 2003.

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


 RESULTS OF OPERATIONS


 Quarter ended September 30, 2003 compared to quarter ended September 30,
 2002

 Revenue for the quarter ended September 30, 2003 increased 47.9%, or $2,439,000, to $7,532,000 as compared to $5,093,000 during the quarter ended September 30, 2002. Caraloe revenue during the third quarter of 2003 increased 82.7%, or $2,443,000, to $5,400,000 versus $2,957,000 for the same quarter last year. The increase in Caraloe revenue is attributable to increased raw material sales of $1,052,000, increased specialty manufacturing sales of $342,000 and sales of cosmetic products of $1,049,000 resulting from the acquisition of certain assets of the custom division of CBI in December 2002.

 Medical services revenue during the quarter ended September 30, 2003 decreased to $2,132,000 as compared to $2,136,000 during the quarter ended September 30, 2002.

 Gross margin was $2,497,000 during the quarter ended September 30, 2003 as compared to $2,042,000 during the quarter ended September 30, 2002, an increase of 22.3%. Gross margin as a percentage of revenue fell to 33.1% during the third quarter of 2003 from 40.1% during the same quarter last year. The decrease in gross margin is attributable to a shift in the mix of products sold toward lower margin contract manufactured products and an increase in unfavorable manufacturing variances of $264,000 attributable to production variances, inventory shrinkage and other inventory adjustments.

 Selling, general and administrative expenses during the quarter ended September 30, 2003 increased $589,000 to $2,046,000 as compared to $1,457,000 during the quarter ended September 30, 2002 as a result of increased distribution and marketing costs associated with the acquisition of the custom division of CBI.

 Product-support research and development during the quarter ended September 30, 2003 decreased to $288,000 as compared to $530,000 during the quarter ended September 30, 2002 primarily due to costs for process validation projects conducted and completed in 2002. The Company continues to focus the efforts of this group on product development in support of its manufacturing business. Research and development for DelSite during the quarter ended September 30, 2003 increased $37,000 or 6.3% to $623,000 as compared to $586,000 during the quarter ended September 30, 2002 as product development efforts for injectible and intranasal delivery platforms continued and business development efforts increased.

 Other income of $56,000 for the quarter ended September 30, 2003 resulted from collections on a note receivable which had previously been reserved.

 Net interest expense during the quarter ended September 30, 2003 increased $52,000 to $62,000 versus $10,000 during the quarter ended September 30, 2002 as a result of increased debt balances.

 Net loss for the third quarter of 2003 was $466,000 as compared to a net loss of $541,000 for the same quarter last year, a decrease of $75,000 primarily due to volume-related increases in sales and gross margins. Loss per share for the third quarter 2003 was $0.05 compared to loss per share of $0.05 for the third quarter of 2002.


 Nine months ended September 30, 2003 compared to nine months ended September 30, 2002

 Revenue for the nine months ended September 30, 2003 increased $9,219,000, or 69.9%, to $22,398,000 as compared to $13,179,000 for the nine months ended September 30, 2002. Caraloe revenue for the nine months ended September 30, 2003 increased $9,363,000 or 143.7% to $15,879,000 as compared to $6,516,000 for the nine months ended September 30, 2002. The increase in Caraloe revenue is primarily attributable to increased raw material sales of $4,490,000, sales of cosmetic products of $2,856,000 resulting from the acquisition of certain assets of the custom division of CBI in December, 2002 and increased specialty manufacturing sales of $2,017,000.

 Medical services revenue during the nine months ended September 30, 2003 decreased $144,000 or 2.2% to $6,519,000 as compared to $6,663,000 for the nine months ended September 30, 2002

 Gross margin for the nine months ended September 30, 2003 increased $3,483,000 or 74.8% to $8,142,000 as compared to $4,659,000 for the nine months ended September 30, 2003. Gross margin as a percentage of revenue increased to 36.3% for the nine months ended September 30, 2003 from 35.3% for the nine months ended September 30, 2002. The gross margin improvement is attributable to increased plant utilization which resulted in a decrease in unfavorable manufacturing variances of $464,000 and a shift in the mix of products toward higher margin sales.

 Selling, general and administrative expenses for the nine months ended September 30, 2003 increased $1,482,000 or 33.6% to $5,891,000 as compared to $4,409,000 for the nine months ended September 30, 2002 as a result of increased distribution and marketing costs associated with the acquisition of the custom division of CBI.

 Product-support research and development for the nine months ended September 30, 2003 decreased to $665,000 as compared to $1,371,000 for the nine months ended September 30, 2002 primarily due to costs for process validation projects conducted and completed in 2002. The Company continues to focus the efforts of this group on product development in support of its manufacturing business. Research and development for DelSite for the nine months ended September 30, 2003 increased $689,000 or 54.1% to $1,962,000 as compared to $1,273,000 for the nine months ended September 30, 2002 as product development efforts for injectible and intranasal delivery platforms continued and business development efforts increased.

 Other income  of $124,000  for  the nine  months  ended September  30,  2003 resulted from collections on a note receivable which had previously been reserved. Other expense of $21,000 for the nine months ended September 30, 2002 resulted from the disposal of certain obsolete production equipment.

 Net interest expense for the nine months ended September 30, 2003 increased $147,000 to $174,000 as compared to $27,000 for the nine months ended September 30, 2002 as the result of increased debt balances.

 Net loss for the nine months ended September 30, 2003 decreased $2,016,000 or 82.6% to $426,000 from a net loss of $2,442,000. Loss per share for the nine months ended September 30, 2003 was $0.04 as compared to a loss per share of $0.25 for the nine months ended September 30, 2002.


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


 Item 4.   Controls and Procedures

 The Company's management under the supervision and with the participation of its principal executive officer and principal financial officer, evaluated the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, its principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures as of the end of the period covered by this report have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. We believe that a controls system, no matter how well designed and operated, can not provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. During the third quarter 2003, the Company discovered that certain inventory and accounts payable reconciliation procedures had not been adequately performed. The Company has implemented new reconciliation procedures to prevent this from recurring. No other change in the Company's internal control over financial reporting occurred during our most recent fiscal quarter, that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.


 Part II   OTHER INFORMATION

 Item 1.   Legal Proceedings.

 On April 3, 2001, Arthur Singer, a former employee of the Company (the "Plaintiff"), filed a lawsuit entitled Arthur Singer vs. Carrington Laboratories, Inc. and Carlton Turner, CV-01-2084 in the United States District Court for the Eastern District of New York, Long Island Division, alleging multiple causes of action against the company and its chief executive officer (the "Defendants") and seeking damages in excess of $4.0 million, plus legal fees and expenses. The Plaintiff, who was formerly employed by the Company as a sales representative, alleges in substance that the Company failed to pay the full amount of commissions owed to him; that the Defendants breached an alleged contract of employment with him; that the Company deprived him of the opportunity to exercise some vested stock options, prevented some of his unvested stock options from vesting and caused all of his options to expire earlier than they otherwise would have; and that the Defendants misrepresented that the Company intended to retain him as an employee, fraudulently induced him to remain in its employ and breached alleged covenants of fair dealing.

 On May 31, 2001, the Defendants filed a motion seeking to have the complaint dismissed or to have the case transferred to Texas. On August 28, 2001, the Defendants' motion to transfer was granted, and the case was transferred to the United States District Court for the Northern District of Texas, Dallas Division, as Case No. 01-CV-1776.

 The Defendants and Plaintiff then both filed motions for summary judgment. On October 3, 2003, the court denied the Plaintiffs motion for summary judgment and granted Defendants motion for summary judgment for all complaints except two, the alleged damages for which total approximately $56,000. The court has set January 5, 2004 as the date for trial of the remaining claims. The Company believes that the remaining claims are without merit and intends to defend the lawsuit vigorously.

 On June 22, 2001, a lawsuit styled Swiss-American Products, Inc. v. G. Scott Vogel and Carrington Laboratories Inc., Cause No. 01-5163-A, was filed in the 193rd Judicial District Court of Dallas County, Texas. On June 25, 2001, the Company was served with this lawsuit, an Ex Parte Temporary Restraining Order, and an Order Appointing Independent Third Party Expert Pursuant to Temporary Restraining Order. The suit alleges, among other things, that Mr. Vogel (the Company's former Vice President, Operations) improperly obtained proprietary information of Swiss-American Products, Inc. ("Plaintiff") from a former employer that manufactured products under contract for Plaintiff, and used that information on behalf of the Company, in breach of certain common law duties and a confidentiality agreement between his former employer and Plaintiff. The suit further alleges that Mr. Vogel and the Company ("Defendants") conspired to unlawfully disclose, convert and misappropriate Plaintiff's trade secrets.

 The suit seeks permanent injunctive relief, including a permanent injunction prohibiting Defendants from disclosing or using to Plaintiff's disadvantage any confidential proprietary information belonging to Plaintiff which Mr. Vogel allegedly obtained from his former employer, or from developing or marketing products based on Plaintiff's formulas or other information allegedly taken from Mr. Vogel's former employer. The suit also seeks to recover damages in an unspecified amount from Defendants.

 Following a hearing on July 30, 2001, the trial court entered an order setting the case for trial on July 30, 2002 and granted a temporary injunction that prohibits Defendants from (i) disclosing or using any of Plaintiff's confidential, proprietary or trade secret information; (ii) developing or marketing a wound cleanser product that is the same or substantially the same as reflected in a formula that is at issue in the lawsuit (although this prohibition expressly does not apply to products actively manufactured and sold by the Company before January 1, 2001 using the exact same formula then in effect); and (iii) destroying, concealing, altering, removing or disposing of any documents, files, computer data or other things relating to Plaintiff or Mr. Vogel's former employer, or containing or referring to trade secrets or confidential or proprietary information of Plaintiff or Mr. Vogel's former employer.

 A trial was held on October 7, 2003. Three days into the proceeding a mistrial was declared due to juror misconduct. The trial judge ordered the two parties to mediate the suit and in the event mediation efforts are not successful, the court has set a new trial date of June 1, 2004.

 The Company believes that Plaintiff's claims are without merit and intends to vigorously defend against those claims.


 Item 5.   Other Information

 In accordance with Section 10A(i)(2) of the Securities Exchange Act of 1934 (the "Act"), as added by Section 202 of the Sarbanes-Oxley Act of 2002, the Company is responsible for disclosing any non-audit services approved by the Company's Audit Committee (the "Committee") to be performed by Ernst & Young LLP("E&Y"), the Company's predecessor external auditor. Non-audit services are defined in the Act as services other than those provided in connection with an audit or a review of the financial statements of the Company. On May 7, 2003 the Committee approved the engagement of E&Y to assist the Company in preparing procedures for its evaluation of internal controls in compliance with Section 404 of the Sarbanes-Oxley Act of 2002, with fees not to exceed $15,000.


 Item 6.        Exhibits and Reports on Form 8-K

           (a)  Exhibits

                32.1     Rule 13a-14(a) Certification.
                32.2     Rule 13a-14(a) Certification.
                32.3     Section 906 Certification.
                32.4     Section 906 Certification.

           (b)  Reports on Form 8-K

                On August 25, 2003, the Company filed a Current Report on Form 8-K in which it reported that the audit committee of its board of directors had dismissed Ernst & Young LLP as the Company's independent public accountants and appointed Grant Thornton LLP to serve as its independent public accountants for the fiscal year ending December 31, 2003, and, on August 28, 2003, an amendment to such current report on Form 8-K/A correcting certain of the information contained in the original report.


                                  SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         CARRINGTON LABORATORIES, INC.
                                         (Registrant)



 Date:  November 13, 2003                By:  /s/ Carlton E. Turner
                                              -----------------------------
                                              Carlton E. Turner,
                                              President and
                                              Chief Executive Officer
                                              (principal executive officer)



 Date:  November 13, 2003                By:  /s/ Robert W. Schnitzius
                                              -----------------------------
                                              Robert W. Schnitzius,
                                              Vice President and
                                              Chief Financial Officer
                                              (principal financial and
                                              accounting officer)

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