Form 10-K
period 2003-12-31
CARRINGTON LABORATORIES INC /TX/
filed 2004-03-19
CIK 718007

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  Form 10-K

                Annual Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

                 For the fiscal year ended December 31, 2003
                        Commission File Number 0-11997

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

      Indicate by check mark if disclosure  of delinquent filers pursuant  to
 Item 405  of Regulation  S-K (S229.405  of this  chapter) is  not  contained herein, and  will  not  be  contained,  to  the  best  of  the  Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form
 10-K.  [   ]

      Indicate by check mark whether the  registrant is an accelerated  filer
 (as defined in Rule 12b-2 of the Act).    Yes  [   ]   No  [ X ]

      The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant (treating all executive officers and directors of the Registrant and holders of 10% or more of shares outstanding, for this purpose, as if they may be affiliates of the Registrant) was $42,016,000, computed by reference to the price at which common equity was sold on March 11, 2004.

      Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

 10,451,816  shares  of  Common  Stock,  par  value  $.01  per  share,   were
 outstanding on March 11, 2004.


                     DOCUMENTS INCORPORATED BY REFERENCE

 Portions of the Registrant's proxy statement for its annual meeting of shareholders to be held on May 20, 2004 are incorporated by reference into
 Part III hereof, to the extent indicated herein.

                                    PART I

 ITEM 1.   BUSINESS.
           --------
                                   General
                                   -------

 Incorporated in Texas in 1973, Carrington Laboratories, Inc. ("Carrington" or the "Company") is a research-based biopharmaceutical, medical device, raw materials and nutraceutical company engaged in the development, manufacturing and marketing of naturally-derived complex carbohydrates and other natural product therapeutics for the treatment of major illnesses, the dressing and management of wounds and nutritional supplements. The Company is comprised of two business segments. See Note Thirteen to the consolidated financial statements in this Annual Report for financial information about these business divisions. The Company sells prescription and nonprescription human and veterinary products through its Medical Services Division. Through Caraloe, Inc., its consumer products subsidiary, the Company sells consumer and bulk raw material products and also provides product development and manufacturing services to customers in the cosmetic, nutraceutical and medical markets. The Company's research and product portfolios are based primarily on complex carbohydrates isolated from the Aloe vera L. plant.

 In 2001, the Company incorporated a wholly-owned subsidiary named DelSite Biotechnologies, Inc. ("DelSite"). DelSite operates independently from the Company's research and development program and is responsible for the research, development and marketing of the Company's proprietary GelSite[TM] technology for controlled release and delivery of bioactive pharmaceutical ingredients.

                          Medical Services Division
                          -------------------------

 Carrington's Medical Services Division offers a comprehensive line of wound management products. Carrington products are used in a wide range of acute and chronic wounds, for skin conditions and incontinence care. The primary marketing emphasis for Carrington's wound and skin care products is directed toward hospitals, nursing homes, alternate care facilities, cancer centers, home health care providers and managed care organizations. The wound and skin care product lines are being promoted primarily to physicians and specialty nurses, for example, enterostomal therapists.

 In response to changing market conditions and to improve the Company's competitive position, the Company decided during 2000 to redirect the distribution of its Medical Services products from multiple distributors to a single, sole-source distributor. As a result of this decision, the Company entered into an exclusive Distributor and License Agreement effective December 1, 2000 with Medline Industries, Inc. ("Medline"). The agreement provides that Carrington will continue to manufacture its existing line of products and sell them to Medline at specified prices. The prices, which were generally firm for the first two years of the contract term, are thereafter subject to adjustment not more than once each year to reflect increases in manufacturing cost. The agreement requires Medline to pay the Company a base royalty totaling $12,500,000 in quarterly installments that began on December 1, 2000. In addition to the base royalty, if Medline elects to market any of the Other Products under any of the Company's trademarks, Medline must pay the Company a royalty of between one percent and five percent of Medline's aggregate annual net sales of the Products and the Other Products, depending on the amount of the net sales, except that the royalty on certain high volume commodity products will be two percent.

 The Company maintains control of certain national pricing agreements which cover hospitals, alternate care facilities, home health care agencies and cancer centers. These agreements allow Medline representatives to make presentations in member facilities throughout the country. In order to promote continued brand-name recognition, the Company engages in limited marketing and advertising to bolster Medline's efforts in these areas.

 The Company has several distribution and licensing agreements for the sale of its products into international markets. The Company also sells wound care products into international markets on a non-contract, purchase order basis. Opportunities in the growing Internet market are also addressed through the Company's websites, www.carringtonlabs.com. and www.woundcare.com.

 The Company also produces Acemannan Immunostimulant[TM], a Biologic fully licensed by the United States Department of Agriculture ("USDA") as an adjuvant therapy for certain cancers in dogs and cats. This product, in addition to several wound and skin care products developed specifically for the veterinary market, are marketed and distributed through an exclusive distribution arrangement with Farnam Companies, Inc., a leading veterinary marketing company.

 Carrington is actively involved in developing and promoting the SaliCept[TM] line of products, which includes an oral rinse, patches for oral wounds and extraction sites, and other products. The SaliCept line[TM] is supported by a dedicated sales representative and the Company is actively seeking a strategic sales/distribution partner for this line.

                                Caraloe, Inc.
                                -------------

 Caraloe, Inc., a subsidiary of the Company, markets or licenses consumer products and bulk raw materials utilizing the Company's patented complex carbohydrate technology into the consumer health and nutritional products markets. Caraloe's premier product is Manapol[R] powder, a bulk raw material rich in complex carbohydrates. Manapol[R] powder is marketed to manufacturers of nutritional products who desire quality complex carbohydrate ingredients for their finished products. Caraloe also markets finished products containing Manapol[R] powder into domestic health and nutritional products markets through health food stores, through internet marketing services at www.aloevera.com, and to the international marketplace on a non-contract, purchase order basis. In the fourth quarter of 2000, Caraloe introduced a new raw material, Hydrapol[TM], for use by cosmetic manufacturers.

 In 1997, Caraloe signed a non-exclusive supply agreement with Mannatech, Inc. to supply Manapol[R] powder. This agreement was renewed through December 2004 and contains monthly minimum purchase requirements. During 2001, 2002, and 2003 sales of Manapol[R] powder to this customer represented 30%, 35%, and 35% respectively, of the Company's total revenues. Due to the nature of the product and the Company's relationship with this customer, the Company expects this supply agreement will be renewed at the end of December 2004. However, the Company is continually seeking to expand its customer base in this area.

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

 In December 2002 the Company entered into an agreement to acquire certain assets of the Custom Division of Creative Beauty Innovations, Inc. ("CBI"), including specialized manufacturing customer information, intellectual property, equipment and selected inventories. CBI is a privately held manufacturer of skin and cosmetic products with operations in Carrollton, Texas.

 Under the agreement, the Company paid CBI $1.6 million, including $0.6 million for related inventory. In addition, for the five-year period ending in December 2007, the Company agreed to pay CBI an amount equal to 9.0909% of Carrington's net sales of CBI products to CBI's transferring customers up to $6.6 million per year, and 8.5% of Carrington's net sales of CBI products to CBI's transferring customers over $6.6 million per year. The acquired assets include equipment and other physical property previously used by CBI's Custom Division to compound and package cosmetic formulations of liquids, creams, gels and lotions into bottles, tubes or cosmetic jars. Carrington uses these assets in a substantially similar manner. The Company provides services to these customers through Caraloe's development and manufacturing services group.

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

                        DelSite Biotechnologies, Inc.
                        -----------------------------
 In 2001 the Company incorporated a wholly-owned subsidiary named DelSite Biotechnologies, Inc. DelSite operates independently from the Company's research and development program, which supports the activities associated with the Company's Medical Services and Caraloe, Inc. divisions, and was formed to commercialize innovations discovered by scientists at Carrington. Delsite is responsible for the research, development and marketing of the Company's proprietary drug delivery technology based on GelSite[TM] polymer, a new and unique complex carbohydrate, which was isolated in 1998 from Aloe vera L. DelSite commenced operations in January 2002 and is currently developing new technologies for controlled delivery of bioactive proteins and peptides as therapeutics and vaccines.

 DelSite's business plan is to partner with biotechnology and pharmaceutical companies to provide novel delivery solutions for their drugs and vaccines. Together with its collaborators and contractors, DelSite has the following capabilities:

 *  Formulation development

 *  Feasibility studies

 *  Preclinical development

 *  Clinical supply production

 *  Product scale-up

 *  Technology transfer

 In January 2002 DelSite formed a strategic collaboration with Southern Research Institute, Inc. of Birmingham, Alabama, ("Southern Research")to assist in the development of an injectable drug delivery system based on the GelSite[TM] polymer. Southern Research is an independent, not-for-profit center for scientific research affiliated with the University of Alabama at Birmingham. Under the three-year collaborative agreement, DelSite retains all product rights plus intellectual property rights to its existing technology as well as any discoveries made by DelSite or Southern Research, either jointly or individually, as a result of any project undertaken as part of the agreement. Southern Research will receive fees and royalties when undertaking certain specified projects on behalf of DelSite. In addition, a second five-year collaborative agreement with Southern Research was signed in April 2003. Under this agreement the two companies will jointly develop an injectable long-term delivery system for proteins and peptides. The companies will jointly own intellectual property that originates from this relationship.

                           Research and Development
                           ------------------------
                                   General
                                   -------

 Carrington has developed proprietary processes for obtaining materials from Aloe vera L. The Company intends to seek approval of the Food and Drug Administration (the "FDA") and other regulatory agencies to sell products containing materials obtained from Aloe vera L. in the United States and in foreign countries. For a more comprehensive listing of the type, indication and status of products currently under development by the Company, see "Research and Development -- Summary" below. The regulatory approval process, both domestically and internationally, can be protracted and expensive, and there is no assurance that the Company will obtain approval to sell its produc ts for any treatment or use (see "Governmental Regulation" below).

 The Company expended approximately $2,442,000, $3,580,000 and $3,660,000 on research and development in fiscal 2001, 2002 and 2003, respectively. Research activities associated with DelSite accounted for 51% of the 2002 and 75% of the 2003 research and development expenditures.

                       DelSite Research and Development
                       --------------------------------

 The Company believes that DelSite's products' functionality and/or pharmacological activity make them potential candidates for further development as pharmaceutical or therapeutic agents. In 2004, DelSite intends to focus its activities in drug delivery through developing proof of concept data for potential pharmaceutical and vaccine partners. There is no assurance, however, that DelSite will be successful in its efforts.

 The Company sponsors a research and development laboratory at Texas A&M University in association with the College of Veterinary Medicine to support research activities of the Company and its DelSite subsidiary. Pursuant to this arrangement, the Company has access to leading authorities in the life sciences, as well as facilities and equipment to help further the Company's research programs. DelSite also has a research relationship with the University of Southern Mississippi and sponsors research in the University's School of Polymer Science.

 DelSite is developing a new platform technology based on its proprietary GelSite[TM] polymer for controlled delivery of bioactive proteins and peptides as therapeutics and vaccines. Basic proof of concept research is continuing on this material, which includes both injectable delivery of therapeutic proteins and peptides and delivery of protein antigens as vaccines using its proprietary GelVac[TM] intranasal powder vaccine delivery system. Selected studies have been completed through sponsored research at Texas A&M and Southern Research Institute. Pilot scale production has been accomplished and studies to refine the process are ongoing. The technology has varied utility, but the primary focus of research is in the area of injectable and intranasal drug delivery. Three patents covering this invention have been issued to DelSite with two patents pending. The composition and process patent was issued in 1999.

                     Specialized Research and Development
                     ------------------------------------

 The Company also has a separate, specialized research team to support research and in-house development for Carrington products as well as to provide services to customers in the medical, nutraceutical and cosmetic markets. These services typically include research and development of a formulation from the customer's initial concept and specifications. Development efforts also include packaging design, label design and, where required by regulations, production validation.

 During 2003, the Specialized Research and Development group contributed to the successful transfer and start-up of the technologies and products acquired from CBI. These activities included proof of formulation capabilities and technology transfer services to assist in production of initial quantities of products in the manufacturing facility. Research and Development provides the necessary technology support to successfully meet requirements for new customers of new cosmetic and nutraceutical products.

 In 2003, several wound care projects were also initiated in the general area of wound infection control, which Carrington's marketing partners have identified as a potentially significant addition to its wound care product line.

                            Human Clinical Studies
                            ----------------------
 The Company's new product programs for its operating divisions do not require clinical trials for clearance or approval prior to commercial distribution. However, the Company intends to support its existing products and new products with clinical studies that will support the product claims and indications for use and thereby demonstrate the product's features and benefits. The Company intends to initiate several such clinical studies during 2004.

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


                PRODUCTS AND POTENTIAL INDICATIONS DEVELOPED,
                         PLANNED OR UNDER DEVELOPMENT

 PRODUCT OR                      POTENTIAL
 POTENTIAL INDICATION            MARKET APPLICATIONS                STATUS
 --------------------            -------------------                ------
 Topical
 -------
   Dressings                     Pressure and Vascular Ulcers       Marketed
   Dressings                     Diabetic Ulcers, Surgical Wounds   Marketed
   Cleansers                     Wounds                             Marketed
   Anti-fungal                   Cutaneous Fungal Infection         Marketed
   Hydrocolloids                 Wounds                             Marketed
   Alginates                     Wounds                             Marketed
   Anti-infective                Wounds                             Development
   Sunscreens                    Skin                               Development

 Oral
 ----
   Human
     Pain Reduction              Mucositis                          Marketed

   Dental
     Pain Reduction              Aphthous Ulcers, Oral Wounds       Marketed
     Post Extraction Wounds      Oral Surgery                       Marketed

 Injectable
 ----------
   Human
     Neutropenia                 Neutropenia associated with        Discovery
                                 cancer

   GelSite[TM] polymer (CR1013)  Drug delivery                      Preclinical

 Intranasal
 ----------
   GelSite[TM] polymer (CR1013)  Vaccine delivery                   Preclinical
   Veterinary
   Adjunct for cancer            Fibrosarcoma                       Marketed

 Nutraceuticals
 --------------
   Immune Enhancing Product      Manapol[R]/Maitake Gold 4047       Marketed
   Immune Enhancing Product      Manapol[R]/Calcium Enriched        Clinical
                                                                    Evaluation


                              Licensing Strategy
                              ------------------

 The Company expects that prescription pharmaceutical products containing certain defined drug substances will require a substantial degree of developmental effort and expense. Before governmental approval to market any such product is obtained, the Company may license these products for certain indications to other pharmaceutical companies in the United States or foreign countries and require such licensees to undertake the steps necessary to obtain marketing approval in a particular country or for specific indications.

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

                        Raw Materials and Processing
                        ----------------------------

 The principal raw material used by the Company in its operations is the leaf of the plant known as Aloe vera L. Through patented processes, the Company obtains several bulk freeze-dried extracts from the central portion of the Aloe vera L. leaf known as the gel. A basic bulk mannan, Acemannan
 Hydrogel[TM], is used as an ingredient in certain of the Company's proprietary wound and skin care products.

 The Company owns a 405-acre farm in the Guanacaste province of northwest Costa Rica which currently has approximately 82 acres planted with Aloe vera
 L. The Company is currently performing a land reclamation project on the farm to increase productive acreage. Currently, the Company's need for leaves exceeds the supply of harvestable leaves from the Company's farm, requiring the purchase of leaves from other sources in Costa Rica at prices comparable to the cost of acquiring leaves from the Company's farm. The Company has entered into several supply agreements with local suppliers near the Company's factory to provide leaves. From time to time the Company also imports leaves from other Latin American countries at prices comparable to those in the local market. The Company anticipates that the suppliers it currently uses will be able to meet all of its requirements for leaves in 2004.

 The Company has a 23% ownership interest in Aloe and Herbs International, Inc., ("Aloe & Herbs", a Panamanian corporation formed for the purpose of establishing an Aloe vera L. farm in Costa Rica. The Company purchases leaves from Rancho Aloe, S.A., ("Rancho Aloe") a wholly-owned subsidiary of Aloe & Herbs, which has a 5,000-acre farm in close proximity to the Company's farm, at a market price per kilogram of leaves supplied, with the final price payable to Rancho Aloe based upon the yield of the final product.

 As of December 31, 2003, Rancho Aloe was providing an average of 78% of the Company's monthly requirement of leaves. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" for further information regarding the Company's relationship with Aloe & Herbs.

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

 All of the Company's proprietary bulk pharmaceutical products and freeze-dried Aloe vera L. extracts are produced in its processing plant in Costa Rica. This facility has the ability to supply the bulk aloe raw materials requirements of the Company's current product lines and bulk material contracts for the foreseeable future. Certain liquid nutraceutical products which the Company provides to customers on a custom manufacturing basis are also produced at the Costa Rica facility. In addition, production of the Salicept[TM] Patch has been transferred to the plant in Costa Rica to better meet anticipated market demands for the product for post-extraction wounds and aphthous ulcers.

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

 After approval, manufacturers must continue to expend time, money and effort in production and quality control to assure continual compliance with the current Good Manufacturing Practices regulations. Also, under the new program for harmonization between Europe and the U.S., the Company is required to meet the requirements of the International Committee on Harmonization and the ISO 13485 regulations, for OTC drugs and medical devices, respectively. A company can, under certain circumstances after application, have a new drug approved under a process known as centralization rather than having to go through a country-by-country approval in the European Union.

 Certain of the Company's wound and skin care products are registered with the FDA as medical devices pursuant to the regulations under Section 510(k) of the FFDC Act (known as Premarket Notification). A medical device is a product whose primary intended medical purpose, such as to cover a wound, is accomplished without a chemical or pharmacological action. A medical device which is substantially equivalent to a predicate product will be reviewed by the FDA and if clearance to market is granted, then the device can be sold in the United States without additional developmental studies. A medical device which is not substantially equivalent is subject to an FDA approval process similar to that required for a new drug, beginning with an Investigational Device Exemption and culminating in a Premarket Approval. The Company has sought and obtained all its device approvals under Section 510(k). The Company currently markets seven (7) products which require a prescription as medical devices.

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

 The Dietary Supplement Health and Education Act of 1994 ("DSHEA") revised the provisions of the FFDC Act concerning the composition and labeling of dietary supplements and, in the judgment of the Company, is favorable to the dietary supplement industry. The legislation created a new statutory class, entitled dietary supplement, which includes vitamins, minerals, herbs, amino acids and other dietary substances for human use to supplement the diet. DSHEA grandfathered, with certain limitations, dietary ingredients on the market before October 15, 1994. A dietary supplement which contains a new dietary ingredient, one not on the market before October 15, 1994, requires evidence of a history of use or other evidence of safety establishing that it will reasonably be expected to be safe. The majority of the products marketed by Caraloe are classified as dietary supplements under DSHEA.

 Both foods and dietary supplements are subject to the Nutrition Labeling and Education Act of 1990 (the "NLEA"), which prohibits the use of any health claim for foods, including dietary supplements, unless the health claim is supported by significant scientific agreement and is either pre-approved by the FDA or the subject of substantial government scientific publications and a notification to the FDA. To date, the FDA has approved the use of only limited health claims for dietary supplements. However, among other things, DSHEA amended, for dietary supplements, the NLEA by providing that statements of nutritional support may be used in labeling for dietary supplements without FDA pre-approval if certain requirements, including prominent disclosure on the label of the lack of FDA review of the relevant statement, possession by the marketer of substantiating evidence for the statement and post-use notification to the FDA, are met. Such statements may describe how particular nutritional supplements affect the structure, function or general well-being of the body (e.g., "promotes cardiovascular health").

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

 Governmental regulations in foreign countries where Caraloe plans to commence or expand sales may prevent or delay entry into the market, or prevent or delay the introduction of, or require the reformulation of, certain of Caraloe's products. Compliance with such foreign governmental regulations is generally the responsibility of Caraloe's distributors for those countries. These distributors are independent contractors over which Caraloe has limited control.

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

 In addition, the Company obtained an Australian Patent (Patent No. 718631, having an Accepted Journal Date of April 20, 2000) on Uses of Denture Adhesive Containing Aloe Extract. On June 20, 2000, Singapore granted the Company a patent on Bioactive Factors of Aloe Vera Plants (P-No. 51748).

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

 Further, on September 25, 2002, the Company obtained a European Patent (No. 884994) which was validated in France, Great Britain, Italy, Portugal and Germany (No. 69715827.6) associated with Denture Adhesive.

 The Company also obtained, on May 28, 2003, a European Patent (No. 966294), which was validated in Great Britain, France, Italy, Sweden, and Germany (No. 69815071.6) associated with the Bifurcated Method to Process Aloe Whole Leaf.

 Also, the Company was issued, on July 23, 2003 a European Patent (No. 965346), which was validated in France, Great Britain, Italy, and Germany (No. 09133298.3), associated with Uses of Acetylated Mannan Derivatives in Treating Chronic Respiratory Disease.

 The Company has filed and intends to file patent applications with respect to subsequent developments and improvements when it believes such protection is in the best interest of the Company. The scope of protection which ultimately may be afforded by the patents and patent applications of the
 Company is difficult to quantify. There can be no assurance that (i) any additional patents will be issued to the Company in any or all appropriate jurisdictions, (ii) litigation will not be commenced seeking to challenge the Company's patent protection or such challenges will not be successful,
 (iii) processes or products of the Company do not or will not infringe upon the patents of third parties or (iv) the scope of patents issued to the Company will successfully prevent third parties from developing similar and competitive products. It is not possible to predict how any patent litigation will affect the Company's efforts to develop, manufacture or market its products.

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

 The Company has given the trade name Carrasyn[R] to certain of its products containing acetylated mannans. The Company has filed a selected series of domestic and foreign trademark applications for the marks Manapol[R] powder, Carrisyn[R], Carrasyn[R] and CarraGauze[R]. Further, the Company has registered the trademark AVMP[TM] Powder and the trade name Carrington[R] in the United States. In 1999, the Company obtained four additional registered trademarks in Brazil.

 In June 2000 the Company obtained registration in the United States of its mark AloeCeuticals[R] for its skin care and nutritional supplement products. In September 2002 the Company obtained registration in the United States of its mark CaraKlenz[R] for its proprietary wound cleanser product with that name.

 In addition, applications for the registration of the marks ISG[TM], GelVac[TM], GelSite[TM], OraPatch[TM], and SaliCept[TM] are pending in the United States. Applications for the registration of the mark GelVac[TM] are also pending in Japan, South Korea, and Europe.

 In November 2003, the Company obtained registration in the United States of its mark "Delsite and design[TM]" for its Research and Development of Dry Stabilization and Delivery Systems for Customers in the field of Pharmaceuticals and Diagnostic Reagents.

                                  Employees
                                  ---------

 As of February 27, 2004, the Company employed 262 persons, of whom 44 were engaged in the operation and maintenance of its Irving, Texas processing plant, 139 were employed at the Company's facility in Costa Rica and the remainder were executive, research, quality assurance, manufacturing, administrative, sales, and clerical personnel. Of the total number of employees, 121 were located in Texas, 139 in Costa Rica, one in Puerto Rico and one in Europe. The Company considers relations with its employees to be good. The employees are not represented by a labor union.


 ITEM 2.   PROPERTIES.
           ----------

 The Company believes that all its farming property, manufacturing and laboratory facilities, as described below, and material farm, manufacturing and laboratory equipment are in satisfactory condition and are adequate for the purposes for which they are used, except that the farm is not adequate to supply all of the Company's needs for Aloe vera L. leaves. (See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for more information regarding the Company's arrangements to purchase Aloe vera L. leaves.)

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


 ITEM 3.   LEGAL PROCEEDINGS.
           -----------------

 On April 3, 2001, Arthur Singer, a former employee of the Company (the "Plaintiff"), filed a lawsuit entitled Arthur Singer vs. Carrington Laboratories, Inc. and Carlton Turner, CV-01-2084 in the United States District Court for the Eastern District of New York, Long Island Division, alleging multiple causes of action against the company and its chief executive officer (the "Defendants") and seeking damages in excess of $4.0 million, plus legal fees and expenses. The Plaintiff, who was formerly employed by the Company as a sales representative, alleged in substance that the Company failed to pay the full amount of commissions owed to him; that the Defendants breached an alleged contract of employment with him; that the Company deprived him of the opportunity to exercise some vested stock options, prevented some of his unvested stock options from vesting and caused all of his options to expire earlier than they otherwise would have; and that the Defendants misrepresented that the Company intended to retain him as an employee, fraudulently induced him to remain in its employ and breached alleged covenants of fair dealing.

 On May 31, 2001, the Defendants filed a motion seeking to have the complaint dismissed or to have the case transferred to Texas. On August 28, 2001, the Defendants' motion to transfer was granted, and the case was transferred to the United States District Court for the Northern District of Texas, Dallas Division, as Case No. 01-CV-1776.

 The Defendants and Plaintiff then both filed motions for summary judgment. On October 3, 2003, the court denied the Plaintiffs motion for summary judgment and granted Defendants motion for summary judgment for all complaints except three, the alleged damages for which total approximately $56,000.

 On January 5, 2004, a jury trial was held to settle the remaining claims, with the jury finding for the Plaintiff on one claim, awarding $28,162, plus interest, for unpaid commissions, and finding for the Defendants on a second claim. The judge dismissed the third claim at the end of testimony, citing lack of sufficient evidence to support the Plaintiff's claim. The court awarded no legal fees or expenses to the Plaintiff. Total judgment was for approximately $35,000, which has been accrued as of the period ended December 31, 2003. The Company has received notice of Plaintiff's intention to appeal the courts ruling on legal fees.

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


            Fiscal 2002                 High           Low
            -----------                 ----           ----
            First Quarter              $3.25          $1.07
            Second Quarter              1.98           1.20
            Third Quarter               1.33           0.95
            Fourth Quarter              1.11           0.71

            Fiscal 2003                 High           Low
            -----------                 ----           ----
            First Quarter              $1.08          $0.91
            Second Quarter              2.80           0.95
            Third Quarter               6.20           2.18
            Fourth Quarter              4.68           3.35


 At March 11, 2004, there were 908 holders of record (including brokerage firms) of Common Stock.

 The Company has not paid any cash dividends on the Common Stock and presently intends to retain all earnings for use in its operations. Any decision by the Board of Directors of the Company to pay cash dividends in the future will depend upon, among other factors, the Company's earnings, financial condition and capital requirements.

 In March 2001, the Board of Directors authorized the repurchase of up to 1,000,000 shares, or approximately 9.9%, of the Company's outstanding Common Stock, dependent on market conditions. Under the authorization, purchases of Common Stock may be made on the open market or through privately negotiated transactions at such times and prices as are determined jointly by the Chairman of the Board and the President of the Company. The Board authorized the repurchase program based on its belief that the Company's stock is undervalued in light of the Company's future prospects and that it would be in the best interest of the Company and its shareholders to repurchase some of its outstanding shares. As of March 11, 2004, the Company had repurchased 2,400 of its outstanding Common Stock under the program.


 ITEM 6.   SELECTED CONSOLIDATED FINANCIAL DATA.
           ------------------------------------

 The selected consolidated financial data below should be read in conjunction with the consolidated financial statements of the Company and notes thereto and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations." The selected consolidated financial information for the five years ended December 31, 2003, is derived from the consolidated financial statements of the Company, of which the Statements for the years ended December 31, 1999 through 2002, have been audited by Ernst & Young LLP, independent public accountants and for the year ended December 31, 2003 have been audited by Grant Thornton LLP, independent public accountants.



                                                Years ended December 31,
 (Dollars and numbers of shares in    -----------------------------------------
 thousands except per share amounts)  1999     2000     2001     2002     2003
 ------------------------------------------------------------------------------

 OPERATIONS STATEMENT INFORMATION:

 Revenues:
   Net product sales                $28,128  $22,833  $15,115  $15,571  $26,636
   Royalty income                         -      270    2,479    2,470    2,467
                                     ------   ------   ------   ------   ------
  Total revenues                     28,128   23,103   17,594   18,041   29,103
  Cost of sales                      13,640   12,782    9,803   11,739   18,806
                                     ------   ------   ------   ------   ------
  Gross margin                       14,488   10,321    7,791    6,302   10,297
  Expenses:
   Selling, general and
    administrative                   10,346   10,162    5,016    6,040    8,017
   Research and development           2,434    2,979    2,442    1,701      899
   Research and development, DelSite      -       -         -    1,879    2,761
   Research and development,
    Aliminase[TM] clinical trial
    expenses                          2,866      623        -        -        -
   Charges related to Oregon
    Freeze Dry, Inc.                  1,042      223        -        -        -
   Interest expense (income), net      (105)     (80)     (32)      19      249
   Other expense (income), net          (62)    (110)     (13)      41     (123)
                                     ------   ------   ------   ------   ------
  Income (loss) before income taxes  (2,033)  (3,476)     378   (3,378)  (1,506)
    Provision for income taxes            -        -        -        -        -
                                     ------   ------   ------   ------   ------
  Net income (loss)                 $(2,033) $(3,476) $   378  $(3,378) $(1,506)
                                     ======   ======   ======   ======   ======
  Net income (loss) per common share
   - basic and diluted(1)           $ (0.22) $ (0.36) $  0.04  $ (0.34) $ (0.15)
                                     ======   ======   ======   ======   ======
  Weighted average shares used in
   per share computations             9,376    9,545    9,743    9,889   10,120


 BALANCE SHEET INFORMATION (as of December 31):

  Working capital                   $ 7,911  $ 6,275  $ 6,315  $ 3,989  $ 3,019
  Total assets                       23,493   20,702   21,217   22,159   22,784
  Total shareholders' equity         19,504   16,440   16,929   13,689   12,619

 (1)  For a description of the calculation of basic and diluted net income
      (loss) per share, see Note Twelve to the consolidated financial statements.


 ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           ---------------------------------------------------------------
           RESULTS OF OPERATIONS.
           ---------------------

                               Company Overview
                               ----------------

 The Company  is  a  research-based biopharmaceutical,  medical  device,  raw materials and nutraceutical company engaged in the development, manufacturing and marketing of naturally-derived complex carbohydrates and other natural product therapeutics for the treatment of major illnesses, the dressing and management of wounds and nutritional supplements. The Company is comprised of two business segments. The Company generates revenues through the sales of prescription and non-prescription human and veterinary medical products through its Medical Services Division. It also generates revenues through the sales of consumer and bulk raw material nutritional products and sales of specialized product development and manufacturing services to customers in the cosmetic, nutraceutical and medical markets through its Caraloe, Inc. subsidiary. Additional revenues to the Company arise through licensing arrangements for distribution of products and, from time to time, through research grants.

 Products sold through the Medical Services Division include hydrogels, wound cleansers, hydrocolloids, advanced wound covering products, incontinence-care products and two lines of condition-specific products. Many products sold through this division contain the Company's proprietary, medical-grade raw material, Acemannan Hydrogel[TM]. The Company regularly engages in development projects to create line extensions and other new products for this category. Products sold through Caraloe, Inc. include Manapol[R] and other proprietary and non-proprietary raw materials sold to nutraceutical and cosmetic customers; nutritional products sold under the AloeCeuticals[TM] brand; skin care products sold under the Snow and Sun[TM] brand and private-labeled products manufactured to customer specifications, including powders, creams, liquids, gels, lotions, drinks, tablets and capsules for various customers.

 Prior to 1996, the Company generated most of its revenues from product sales in its Medical Services Division. In 1996, the Company launched its line of raw materials, including Manapol[R] powder, through Caraloe, Inc. In 2001, the Company created its specialty manufacturing group to provide services to cosmetic, nutraceutical and medical markets. In December 2002, the Company acquired the assets of the custom division of CBI, which substantially increased revenues for Caraloe, Inc. In 2003 approximately 29% of the Company's revenues were generated through product sales and royalties in its Medical Services Division and 71% through sales of products and services in its Caraloe, Inc. subsidiary.

 Revenues
 --------                                         Year-over-   Year-over-
                                                     Year         Year
                                 2002     2003      Growth       Growth
                                                     ($)           (%)
 -----------------------------------------------------------------------
 Net product sales             $15,571  $26,636    $11,065        71.1
 Royalty income                  2,470    2,467         (3)       (0.1)
                                ------   ------     ------        ----
 Total revenues                $18,041  $29,103    $11,062        61.3


 The Company utilizes the cash flow generated from its manufacturing and sales operations to fund additional capital projects in support of manufacturing operations and to fund the research activities of its DelSite subsidiary.

 Cash Flow
 ---------                                        Year-over-   Year-over-
                                                     Year         Year
                                 2002     2003      Growth       Growth
                                                     ($)           (%)
 -----------------------------------------------------------------------
 Net cash used in
   operating activities        $(1,365) $(1,288)   $    77         5.6
 Net cash used in
   investing activities         (1,379)  (1,472)       (93)       (6.7)
 Net cash provided by
   financing activities          2,926    1,044     (1,882)      (64.3)


 The decrease in net cash used in operating activities was primarily related to the decrease in the net loss, which was partially offset by an increase in inventory and accounts receivable. The increase in net cash used in investing activities resulted from an increased investment in facilities and equipment to support the Company's operations. Cash provided by financing activities in 2003 was adversely affected by increased principal payments on debt and capital lease obligations.

 The Company's operating expenses generally fall into three broad categories; sales and distribution expenses in support of product sales; product support and DelSite research and development expenses; and general and administrative expenses. In recent years, the Company has seen moderate but steady increases in its sales and distribution expenses and has shifted a greater percentage of its overall research and development expenses to its DelSite subsidiary. General and administrative expenses represent corporate infrastructure costs, such as accounting, human resources and information systems, and executive management expenses. In addition to its operating expenses, the Company also incurs interest expense arising from the debt portion of its capital structure. In 2003, the Company experienced a substantial increase in interest expense, due to increased borrowings in 2003. The proceeds of these borrowings were used in the Company's operations.

 Expenses
 --------                                         Year-over-   Year-over-
                                                     Year         Year
                                 2002     2003      Growth       Growth
                                                     ($)           (%)
 -----------------------------------------------------------------------
 Selling, general and
   administrative              $ 6,040  $ 8,017    $ 1,977        32.7
 Research and development        1,701      899       (802)      (47.1)
 Research and development,
   DelSite                       1,879    2,761        882        46.9
 Other expenses (income)            19     (123)      (142)     (747.4)
 Interest expense (income), net     41      249        208       507.3


 The Company utilizes the cash flow generated from its manufacturing and sales operations to fund additional capital projects in support of manufacturing operations and to fund the research activities of its wholly-owned subsidiary, DelSite. DelSite, which was incorporated in 2001, operates separately from the Company's product-support research and development program and is responsible for the research, development and marketing of the Company's proprietary GelSite[TM] technology for controlled release and delivery of bioactive pharmaceutical ingredients. DelSite, together with its collaborators and contractors, has the capability to provide formulation development, feasibility study, preclinical development, clinical supply production, production scale-up and technology transfer services. DelSite's business plan is to develop its data in support of it technologies and then partner with biotechnology and pharmaceutical companies to provide novel delivery solutions for their drugs and vaccines.

                       Liquidity and Capital Resources
                       -------------------------------

 The following table summarizes the Company's contractual obligations at December 31, 2003 (amounts in thousands):
                                              Payments Due by Period
                                      ---------------------------------------
                                      Less than   One to  Four to   More than
                                         One      Three     Five      Five
                               Total     Year     Years     Years     Years
 ----------------------------------------------------------------------------
 Contractual Obligations
 Notes Payable
  Line of Credit with        $ 1,587   $ 1,587   $     -   $     -   $     -
   Comerica Bank (4% at
   December 31, 2003)
  Comerica Bank note payable     917       200       400       317         -
   (4% at December 31,2003)
  Medline note payable (6.5%   1,316       734       582         -         -
   at December 31, 2003)
  Bancredito note payable        463        52       114       130       167
   (U.S. prime plus 2% at
   December 31, 2003)
  Other                           17         3         8         6         -
 Capital leases                  345       115       181        32        17
 Operating leases              5,500       860     1,693     1,442     1,505
                              ------    ------    ------    ------    ------
 Total contractual
   obligations               $10,145   $ 3,461   $ 2,978   $ 1,927   $ 1,689
                              ======    ======    ======    ======    ======

 The Company has historically depended on operating cash flows, bank financing and equity financing to fund its operations, capital projects and research and development projects, with the majority of funds generated from operating cash flows. The Company also has available to it various leasing arrangements for financing equipment purchases, and is seeking potential grant awards for funding DelSite projects, other potential collaborative or sponsorship funding for DelSite projects and potential licensing revenues for product lines or DelSite projects.

 At December 31, 2003 and 2002, the Company held cash and cash equivalents of $1,920,000 and $3,636,000, respectively, a decrease of $1,716,000. The decrease in cash was primarily due to increases in accounts receivable balances arising from the increase in sales, additional inventory needed to support the increased level of operations and operating results. Significant cash outflows during 2003 included a $1,393,000 investment in property plant and equipment. Customers with significant accounts receivable balances at the end of 2003 included Mannatech, Inc. ($1,540,000) and Medline Industries ($935,000), and of these amounts, $2,346,000 has been collected as of February 29, 2004.

 In July 2003, the Company received a loan of $1,000,000 from Comerica under a variable rate installment note with interest and principal to be repaid in monthly installments over five years. The interest rate on the loan is the U.S. Prime Rate plus 0.5%. The loan is collateralized by the Company's accounts receivable and inventory and by a first lien on the Company's production facility in Irving, Texas. The proceeds of the loan are being used in the Company's operations. As of December 31, 2003, there was $917,000 outstanding on the loan.

 In March 2003 the Company received a loan of $500,000 from Bancredito, a Costa Rica bank, with interest and principal to be repaid in monthly installments over eight years. The interest rate on the loan is the U.S. Prime Rate plus 2.0%. The loan is secured by a mortgage on an unused, 164-acre parcel of land owned by the Company in Costa Rica plus a lien on specified oral patch production equipment. The proceeds of the loan were used in the Company's operations. As of December 31, 2003, there was $463,000 outstanding on the loan.

 The Company had no additional material capital commitments as of that date other than its leases and agreements with suppliers.

 In December 2002, the Company entered into an agreement with Medline for accelerated payment of $2.0 million of the royalties due under the Distributor and License Agreement. The royalty acceleration agreement provides for each of the remaining quarterly royalty payments due to be paid to the Company by Medline to be reduced by equal amounts, the sum of which offsets the royalty advance. The Company has accounted for this transaction in its financial statements as a loan, which bears interest at 6.5%. As of December 31, 2003, there was $1,316,000 outstanding on the advance.

 In July 1998 the Company provided a $187,000 cash advance to Rancho Aloe, which is evidenced by a note receivable, due in installments, with payments being made monthly based upon farm production. The Company also advanced $300,000 to Aloe & Herbs in November 1998 for the acquisition of an irrigation system to improve production on the farm and allow harvesting of leaves year-round. In the fourth quarter of 1998, the Company fully reserved all amounts owed to it by Aloe & Herbs, in the total amount of $487,000, due to the start-up nature of the business. In 2003, the Company received payments totaling $149,500 from Aloe & Herbs against the amount due.

 The Company has a line of credit with Comerica Bank-Texas ("Comerica") that provides for borrowings of up to $3 million based on the level of qualified accounts receivable and inventory. The line of credit is collateralized by accounts receivable and inventory. Borrowings under the line of credit bear interest at the bank's prime rate (4.0% at December 31, 2003) plus 0.5%. The credit facility with Comerica includes covenants that require the
 Company to maintain certain financial ratios. The Company was not in compliance with two of the covenant ratios as of December 31, 2003. Comerica has waived the events of non-compliance for the period ended December 31, 2003. The Company and Comerica may amend the covenants in the future. As of December 31, 2003, there was $1,587,000 outstanding on the credit line with $713,000 credit available for operations, net of outstanding letters of credit of $700,000.

 In December 2002, the Company acquired the assets of the custom division of Cosmetic Beauty Innovations (CBI) for $1.0 million plus a royalty on the Company's sales to custom division customers for five years and $583,000 for useable inventories. The CBI custom division provided product development and manufacturing services to customers in the cosmetic and skin care markets. Included in the purchase were intellectual property, certain inventories and specified pieces of equipment. The Company provides services to these customers through the Caraloe, Inc. development and manufacturing services group. The Company began producing products for the transferring CBI customers in February 2003 at its Irving, Texas facility.

 The Company anticipates capital expenditures in 2004 of approximately $1.2 million. The expenditures will primarily be comprised of production and laboratory equipment and facility modifications.

 Presently, the Company's debt/equity ratio is 0.8 to 1. Based on its current estimates, management believes that the Company has the capacity to incur additional debt, and, in 2004, the Company intends to seek additional financing to be used as working capital. The Company anticipates that such borrowings, together with the expected cash flows from operations and licensing agreements and expected revenues from government grant programs, will provide the funds necessary to finance its current operations, including expected levels of research and development. However, the Company does not expect that its current cash resources will be sufficient to finance future major clinical studies and costs of filing new drug applications necessary to develop its products to their full commercial potential. Additional funds, therefore, may need to be raised through equity offerings, borrowings, licensing arrangements or other means. Management believes that each of the enumerated financing avenues is presently available to the Company. However, there is no assurance that the Company will be able to obtain such funds on satisfactory terms when they are needed.

 In March 2001, the Board of Directors authorized the Company to repurchase up to one million shares of its outstanding Common Stock. See "Market for Registrant's Common Equity and Related Stockholder Matters" above. The Company believes it has the financial resources necessary to repurchase shares from time to time pursuant to the Board's repurchase authorization.

 The Company is subject to regulation by numerous governmental authorities in the United States and other countries. Certain of the Company's proposed products will require governmental approval prior to commercial use. The approval process applicable to pharmaceutical products and therapeutic agents usually takes several years and typically requires substantial expenditures. The Company and any licensees may encounter significant delays or excessive costs in their respective efforts to secure necessary approvals. Future United States or foreign legislative or administrative acts could also prevent or delay regulatory approval of the Company's or any licensee's products. Failure to obtain requisite governmental approvals or failure to obtain approvals of the scope requested could delay or preclude the Company or any licensees from marketing their products, or could limit the commercial use of the products, and thereby have a material adverse effect on the Company's liquidity and financial condition.

                            Results of Operations
                            ---------------------

 Fiscal 2003 Compared to Fiscal 2002
 -----------------------------------
 Total revenues were $29,103,000 in 2003, compared with $18,041,000 in 2002. Total sales in the Company's Medical Services Division were $8,453,000 in 2003 as compared to $8,394,000 in 2002, and total sales in the Company's Caraloe, Inc. subsidiary were $20,650,000 in 2003 as compared to $9,647,000 in 2002.

 Total sales of the Company's wound and skin care products in 2003 were $5,985,000 as compared with $5,855,000 in 2002. The increase in wound care revenue was primarily due to an increase in orders from Medline, the Company's exclusive domestic distributor. The Company's products are facing increasing competitive pressure from low-end, commodity-type products which is eroding its market share. Educational efforts are underway to support the distributor's sales efforts in product differentiation, performance and net cost of therapy to the customer. The Company has also initiated selective advertisements to support its brand.

 Partially offsetting the increase in domestic wound care sales was a decrease in sales to international customers. The Company sells its wound care products to international distributors, primarily in Europe and Central and South America. Total international wound care sales in 2003 were $448,000 as compared to $534,000 in 2002, with the decrease primarily due to decreased South America sales.

 Sales of the Company's oral technology products increased from $56,000 in 2002 to $78,000 in 2003 due primarily to the increased product demand internationally.

 The Company recorded royalty revenue in 2003 of $2,467,000 relating to the exclusive Licensing and Distribution Agreement with Medline, as compared to $2,470,000 in 2002.

 Of the total Caraloe, Inc. sales in 2003, $11,456,000 was related to the sale of bulk Manapol[R] powder as compared to $6,493,000 in 2002. Caraloe currently sells bulk Manapol[R] powder to a major customer under a one-year, non-exclusive supply and licensing agreement. The current agreement expires in December 2004. Sales to this customer increased from $6,366,000 in 2002 to $10,357,000 in 2003.

 Caraloe also sells its AloeCeuticals[R] line of immune-enhancing dietary supplements containing Manapol[R], which are available in liquid, capsule and tablet forms. These products are sold directly to health and nutrition stores and broker/distributors. They are also sold through the Company's Internet sites. Sales of these products in 2002 and 2003 totaled $532,000 and $519,000, respectively.

 Caraloe continued to develop its contract manufacturing business during 2003. Caraloe manufactures a variety of products that can be filled using the Company's current equipment including gels, creams, lotions and drinks. Total contract manufacturing sales in 2003 were $8,675,000 compared with $2,622,000 in 2002. Of the $6,053,000 increase, $4,111,000 was attributable to products the Company produced for former customers of CBI that were acquired in December 2002. Additionally, $1,278,000 was attributable to products the Company produced for Medline under a supply agreement entered into in December 2000, whereby the Company manufactures Medline's own branded skin care products on a contract basis.

 Cost of goods sold increased from $11,739,000 in 2002 to $18,806,000 in 2003, or 60.2%. As a percentage of sales, cost of sales decreased from 65.1% to 64.6%. The slight decrease in the cost of goods sold percentage was attributable to a decrease in unfavorable manufacturing variances. The Company experienced significant unfavorable variances associated with its manufacturing processes in its Irving, Texas facility. These variances are expected to improve as volumes increase and efficiencies improve. The Company experienced significant favorable variances associated with its manufacturing processes in its Costa Rica facility due to increased production of the Manapol[R] powder through much of the year.

 Selling, general and administrative expenses increased to $8,017,000 from $6,040,000, or 32.7%. The Company recorded additional distribution related expenses in 2003 of $1,094,000, which was primarily related to the increased shipping volume and increased facility costs associated with the growing business volume. The Company recorded additional selling expenses in 2003 of $403,000, primarily related to support of the business acquired from CBI. The Company also recorded additional administrative expenses in 2003 of $480,000 primarily in the areas of salary, professional fees and information systems expenses to support the increased level of operations and to improve the infrastructure of the Company.

 Specialized research and development expenses in support of the Company's ongoing operations decreased to $899,000 in 2003 from $1,701,000 in 2002, or 52.8%. This decrease resulted from the Company's efforts to refocus the activities of this group toward services in support of manufacturing, including formulation design, formulation modifications and re-engineering, technology transfer to the manufacturing suite and stability studies. DelSite operates independently from the Company's specialized research and development program and is responsible for the research, development and marketing of the Company's proprietary Gelsite[TM] technology for controlled release and delivery of bioactive pharmaceutical ingredients. DelSite began operations in January 2002 and its expenses in support of this mission totaled $2,761,000 in 2003. Combined research and development expenses totaled $3,660,000 in 2003, an increase of 2.2% over 2002.

 Net interest expense of $249,000 was recorded in 2003 versus net interest expense of $41,000 in 2002, with the variance primarily due to increased Company borrowings in 2003.

 There was no benefit for income taxes in 2003 due to fact that the Company has provided a valuation allowance against all deferred tax asset balances at December 31, 2003 and 2002 due to uncertainty regarding realization of the asset.

 The Company's net loss for 2003 was $1,506,000, versus a net loss of $3,378,000 for 2002. The 2003 net loss was primarily due to unfavorable plant operating variances at the Irving, Texas manufacturing facility, as well as additional operating expenses incurred in support of additional sales volume and in improving the infrastructure of the company. Results in 2002 were affected by reduced gross margins resulting from mix of products sold and from unfavorable plant operating variances in both Irving, Texas and Costa Rica manufacturing facilities. The loss per share in 2003 was $0.15, compared to loss per share of $0.34 in 2002.

 Fiscal 2002 Compared to Fiscal 2001
 -----------------------------------
 Total revenues were $18,041,000 in 2002, compared with $17,594,000 in 2001. Total sales in the Company's Medical Services Division were $8,394,000 in 2002 as compared to $10,400,000 in 2001 and total sales in the Company's Caraloe, Inc. subsidiary were $9,647,000 in 2002 as compared to $7,194,000 in 2001.

 Total sales of the Company's wound and skin care products in 2002 were $5,855,000 as compared with $7,921,000 in 2001. The decrease in wound care revenue was primarily due to a $2.2 million decrease in orders from Medline, the Company's exclusive domestic distributor. A portion of the decrease can be attributed to initial stocking orders made by Medline in early 2001, as the distribution agreement was implemented. Additionally, the Company's products are facing increasing competitive pressure from low-end, commodity-type products which is eroding its market share. Educational efforts are underway to support the distributor's sales efforts in product differentiation, performance and net cost of therapy to the customer. The Company has also initiated selective advertisements to support its brand.

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

 Of the total Caraloe, Inc. sales in 2002, $6,493,000 was related to the sale of bulk Manapol[R] powder. Caraloe currently sells bulk Manapol[R] powder to a major customer under a non-exclusive supply and licensing agreement. Sales to this customer increased from $5,192,000 in 2001 to $6,366,000 in 2002.

 Caraloe also sells its AloeCeuticals[R] line of immune-enhancing dietary supplements containing Manapol[R], which are available in liquid, capsule and tablet forms. These products are sold directly to health and nutrition stores and broker/distributors. They are also sold through the Company's Internet sites. Sales of these products in 2001 and 2002 totaled $538,000 and $532,000, respectively.

 Caraloe continued to develop its contract manufacturing business during 2002. Caraloe manufactures a variety of products that can be filled using the Company's current equipment including gels, creams, lotions and drinks. Total contract manufacturing sales in 2002 were $2,622,000 compared with $1,144,000 in 2001. Of the $1,478,000 increase, $845,000 was attributable to products the Company produced for Medline under a supply agreement entered into in December 2000, whereby the Company manufactures Medline's own branded skin care products on a contract basis.

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

 Selling, general and administrative expenses increased to $6,040,000 from $5,016,000, or 20.4%. The 2001 balance included a one-time favorable adjustment of $211,000 to reduce the Company's franchise tax liability. The Company recorded additional distribution expenses in 2002 of $285,000, which was primarily due to increased shipping volume and increased facility costs associated with the distribution facility leased in October 2001. The Company recorded additional selling expense in 2002 of $201,000, primarily in the areas of salaries, travel, literature and advertising, in support of efforts to grow total sales. The Company also recorded additional administrative expenses in 2002 of $327,000, primarily in the areas of information systems, training, professional fees and travel as part of an effort to improve the infrastructure of the Company and position it for future growth.

 Research and development expenses in support of the Company's ongoing operations decreased to $1,701,000 in 2002 from $2,442,000 in 2001, or 30.3%. This decrease resulted from the Company's efforts to refocus the activities of this group toward services in support of manufacturing, including formulation design, formulation modifications and re-engineering, technology transfer to the manufacturing suite and stability studies. DelSite operates independently from the Company's research and development program and is responsible for the research, development and marketing of the Company's proprietary Gelsite[TM] technology for controlled release and delivery of bioactive pharmaceutical ingredients. DelSite began operations in January 2002 and its expenses in support of this mission totaled $1,879,000 in 2002. Combined research and development expenses totaled $3,580,000 in 2002, an increase of 46.6% over 2001.

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

                         Critical Accounting Policies
                         ----------------------------

 Management has identified the following accounting policies as critical. The Company's accounting policies are more fully described in Note Two of the Financial Statements. The preparation of consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to bad debts and inventories. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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


                          Forward Looking Statements
                          --------------------------

 All statements other than statements of historical fact contained in this report, including but not limited to statements in this Management's Discussion and Analysis of Financial Condition and Results of Operations
 (and similar statements contained in the Notes to Consolidated Financial Statements) concerning the Company's financial position, liquidity, capital resources and results of operations, its prospects for the future and other matters, are forward-looking statements. Forward-looking statements in this report generally include or are accompanied by words such as "anticipate", "believe", "estimate", "expect", "intend", "will", "would", "should" or words of similar import. Such forward-looking statements include, but are not limited to, statements regarding the ability of local suppliers of Aloe vera L. leaves in Costa Rica to supply the Company's need for leaves; the condition, capacity and adequacy of the Company's manufacturing and laboratory facilities and equipment; the adequacy of the protection that the Company's patents provide to the conduct of its business operations; the adequacy of the Company's protection of its trade secrets and unpatented proprietary know-how; the Company's belief that the claims of the Plaintiffs identified under Item 3 of Part I of this report are without merit; the adequacy of the Company's cash resources and cash flow from operations to finance its current operations; and the Company's intention, plan or ability to repurchase shares of its outstanding Common Stock, to initiate, continue or complete clinical and other research programs, to obtain financing when it is needed, to fund its operations from revenue and other available cash resources, to enter into licensing agreements, to develop and market new products and increase sales of existing products, to obtain government approval to market new products, to file additional patent applications, to rely on trade secrets, unpatented proprietary know-how and technological innovation, to reach satisfactory resolutions of its disputes with third parties, to acquire sufficient quantities of Aloe vera L. leaves from local suppliers at significant savings, to collect the amounts owed to it by its distributors, customers and other third parties, and to use its tax loss carryforwards before they expire, as well as various other matters.

 Although the Company believes that the expectations reflected in its forward-looking statements are reasonable, no assurance can be given that such expectations will prove correct. Factors that could cause the Company's results to differ materially from the results discussed in such forward-looking statements include but are not limited to the possibilities that the Company may be unable to obtain the funds needed to carry out large scale clinical trials and other research and development projects, that the results of the Company's clinical trials may not be sufficiently positive to warrant continued development and marketing of the products tested, that new products may not receive required approvals by the appropriate government agencies or may not meet with adequate customer acceptance, that the Company may not be able to obtain financing when needed, that the Company may not be able to obtain appropriate licensing agreements for products that it wishes to market or products that it needs assistance in developing, that the Company's efforts to improve its sales and reduce its costs may not be sufficient to enable it to fund its operating costs from revenues and available cash resources, that one or more of the customers that the Company expects to purchase significant quantities of products from the Company or Caraloe may fail to do so, that competitive pressures may require the Company to lower the prices of or increase the discounts on its products, that the Company's sales of products it is contractually obligated to purchase from suppliers may not be sufficient to enable and justify its fulfillment of those contractual purchase obligations, that other parties who owe the Company substantial amounts of money may be unable to pay what they owe the Company, that the Company's patents may not provide the Company with adequate protection, that the Company's manufacturing facilities may be inadequate to meet demand, that the Company's distributors may be unable to market the Company's products successfully, that the Company may not be able to resolve its disputes with third parties in a satisfactory manner, that the Company may be unable to reach a satisfactory agreement with important suppliers, that the Company may not be able to use its tax loss carryforwards before they expire, that the Company may not have sufficient financial resources necessary to repurchase shares of its outstanding Common Stock, and that the Company may be unable to produce or obtain, or may have to pay excessive prices for, the raw materials or products it needs.

 All forward-looking statements in this report are expressly qualified in their entirety by the cautionary statements in the two immediately preceding paragraphs.


 ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
           ----------------------------------------------------------

                               Foreign Currency
                               ----------------

 The Company's manufacturing operation in Costa Rica accounted for 29.6% of cost of sales for the year ended December 31, 2003. The Company's functional currency in Costa Rica is the U.S. Dollar. As a result, the Company's financial results could be significantly affected by factors such as changes in foreign currency exchange rates or economic conditions in Costa Rica. When the U.S. Dollar strengthens against the Costa Rica ColEn, the cost of sales decreases. During 2003, the exchange rate from U.S. Dollar to Costa Rica ColEn increased by 22.9% to 418 at December 31, 2003. The effect of an additional 10% strengthening in the value of the U.S. Dollar relative to the Costa Rica ColEn in 2003 would have resulted in an increase of $81,588 in gross profit. The Company's sensitivity analysis of the effects of changes in foreign currency rates does not factor in a potential change in sales levels or local currency prices.

 Sales of products to foreign markets comprised 4.0% of sales for 2003. These sales are generally denominated in U.S. Dollars. The Company does not believe that changes in foreign currency exchange rates or weak economic conditions in foreign markets in which the Company distributes its products would have a significant effect on operating results. If sales to foreign markets increase in future periods, the effects could become significant.

 For quantitative and qualitative disclosures about market risk related to the supply of Aloe vera L. leaves, see "Business - Raw Materials and Processing."


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


 ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
           ---------------------------------------------------------------
           FINANCIAL DISCLOSURE.
           --------------------

 On August 18, 2003, the Audit Committee of the Board of Directors resolved to change the Company's independent accountants. Accordingly, on that date the Company dismissed Ernst & Young LLP and appointed Grant Thornton LLP to serve as its independent public accountants for the fiscal year ending December 31, 2003. This change followed the Audit Committee's decision to seek proposals from other independent auditors to audit the Company's consolidated financial statements for the fiscal year ended December 31, 2003. During 2001, 2002 and the period from January 1, 2003 through August 18, 2003, there were no disagreements with Ernst & Young LLP on any matter of accounting principle or practice, financial statement disclosure or auditing scope or procedures or any reportable events. Having completed its standard client acceptance procedure with respect to its engagement by the Company, Grant Thornton LLP accepted its appointment as of August 18, 2003.


 ITEM 9A.  CONTROLS AND PROCEDURES.
           -----------------------

 Management of the Company with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures. Based on their evaluation, as of the end of the period covered by this Form 10-K, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) are effective.

 There have been no significant changes in internal control over financial reporting, for the period covered by this report, that have materially affected or are reasonably likely to materially affect, the Company's internal control reporting.


                                   PART III
                                   --------

 ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
           --------------------------------------------------

 The information required by Item 10 of Form 10-K is hereby incorporated by reference from the information appearing under the captions "Election of Directors," "Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive Proxy Statement relating to its 2004 annual meeting of shareholders, which will be filed pursuant to Regulation 14A within 120 days after the Company's fiscal year ended December 31, 2003.


 ITEM 11.  EXECUTIVE COMPENSATION.
           ----------------------

 The information required by Item 11 of Form 10-K is hereby incorporated by reference from the information appearing under the caption "Executive Compensation" in the Company's definitive Proxy Statement relating to its 2004 annual meeting of shareholders, which will be filed pursuant to Regulation 14A within 120 days after the Company's fiscal year ended December 31, 2003.


 ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
           --------------------------------------------------------------

 The information required by Item 12 of Form 10-K is hereby incorporated by reference from the information appearing under the captions "Security Ownership of Management" and "Principal Shareholders" in the Company's definitive Proxy Statement relating to its 2004 annual meeting of shareholders, which will be filed pursuant to Regulation 14A within 120 days after the Company's fiscal year ended December 31, 2003.


 ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
           ----------------------------------------------

 The information, if any, required by Item 13 of Form 10-K is hereby incorporated by reference from the information appearing under the caption "Certain Transactions", if any, in the Company's definitive Proxy Statement relating to its 2004 annual meeting of shareholders, which will be filed pursuant to Regulation 14A within 120 days after the Company's fiscal year ended December 31, 2003.


 ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.
           --------------------------------------

 The information required by Item 14 of Form 10-K is hereby incorporated by reference from the information appearing under the captions "Principal Accountant Fees and Services" in the Company's definitive Proxy Statement relating to its 2004 annual meeting of shareholders, which will be filed pursuant to Regulation 14A within 120 days after the Company's fiscal year ended December 31, 2003.


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

    (3)    Exhibits.

           Reference is made to the Index to Exhibits on pages E-1 through E-8 for a list of all exhibits to this report.

 (b)       Reports on Form 8-K.

           The Company filed a Form 8-K and Form 8-A/A Report on December 18, 2003 to report Amendment No. 1 to the Original Rights Agreement amending the Original Rights Agreement in certain respects.

                        CARRINGTON LABORATORIES, INC.
           INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES


 Consolidated Financial Statements of the Company:

      Consolidated Balance Sheets --
           December 31, 2002 and 2003                             F-2

      Consolidated Statements of Operations -- years ended
           December 31, 2001, 2002 and 2003                       F-3

      Consolidated Statements of Shareholders' Equity --
           years ended December 31, 2001, 2002 and 2003           F-4

      Consolidated Statements of Cash Flows -- years ended
           December 31, 2001, 2002 and 2003                       F-5

      Notes to Consolidated Financial Statements                  F-6

      Financial Statement Schedule
           Valuation and Qualifying Accounts                      F-18

      Report of Grant Thornton LLP                                F-19

      Report of Ernst & Young LLP                                 F-20

 Consolidated Balance Sheets
 (Amounts in thousands, except share and per share amounts)


                                                           December 31,
                                                        2002          2003
                                                      --------      --------
 Assets:
 Current Assets:
   Cash and cash equivalents                         $   3,636      $  1,920
   Accounts receivable, net of allowance
    for doubtful accounts of $110 and $181
    December 31, 2002 and 2003, respectively             2,370         3,098
   Inventories, net                                      4,333         5,960
   Prepaid expenses                                        603           253
                                                      --------      --------
 Total current assets                                $  10,942     $  11,231

 Property, plant and equipment, net                     10,065        10,538
 Customer relationships, net                               893           777
 Other assets, net                                         259           238
                                                      --------      --------
 Total assets                                        $  22,159     $  22,784
                                                      ========      ========
 Liabilities and Shareholder's Equity:
 Current Liabilities:
   Line of credit                                    $   1,587     $   1,587
   Accounts payable                                      1,458         2,037
   Accrued liabilities                                   1,256         1,604
   Current portion of long-term debt and
    capital lease obligations                              730         1,104
   Deferred revenue                                      1,922         1,880
                                                      --------      --------
 Total current liabilities:                              6,953         8,212

 Long-term debt and capital lease obligations            1,517         1,953

 SHAREHOLDERS' EQUITY:
   Common stock, $.01 par value, 30,000,000 shares
    authorized, 9,967,938 and 10,384,669 shares
    issued at December 31, 2002 and 2003,
    respectively                                           100           104
   Capital in excess of par value                       52,568        53,000
   Accumulated Deficit                                 (38,976)      (40,482)
   Treasury stock at cost, 2,400 shares
    at December 31, 2002 and 2003                           (3)           (3)
                                                      --------      --------
 Total shareholders' equity                             13,689        12,619
                                                      --------      --------
 Total liabilities and shareholders' equity          $  22,159     $  22,784
                                                      ========      ========

     The accompanying notes are an integral part of these balance sheets.

 Consolidated Statements of Operations
 (Amounts in thousands, except per share amounts)


                                                 Years Ended December 31,
                                               ----------------------------
                                                2001       2002       2003
                                               ------     ------     ------
 Revenues:
   Net product sales                          $15,115    $15,571    $26,636
   Royalty income                               2,479      2,470      2,467
                                               ------     ------     ------
 Total revenues                                17,594     18,041     29,103
 Cost of sales                                  9,803     11,739     18,806
                                               ------     ------     ------
 Gross margin                                   7,791      6,302     10,297

 Expenses:
   Selling, general and administrative          5,016      6,040      8,017
   Research and development                     2,442      1,701        899
   Research and development, DelSite                -      1,879      2,761
   Other expense (income)                         (13)        19       (123)
   Interest expense (income), net                 (32)        41        249

                                               ------     ------     ------
 Net income (loss) before income taxes            378     (3,378)    (1,506)
 Provision for income taxes                         -          -          -
                                               ------     ------     ------
 Net income (loss)                            $   378    $(3,378)   $(1,506)
                                               ======     ======     ======

 Basic and diluted earnings (loss)
   per share                                  $  0.04    $ (0.34)   $ (0.15)
                                               ======     ======     ======
 Basic and diluted average shares
   outstanding                                  9,743      9,889     10,120
                                               ======     ======     ======

       The accompanying notes are an integral part of these statements.


 Consolidated Statements of Shareholders' Equity
 For the Years Ended December 31, 2001, 2002 and 2003
 (Amounts in thousands)

                       Common Stock    Capital in                Treasury Stock
                      --------------   Excess of   Accumulated   --------------
                      Shares  Amount   Par Value     Deficit     Shares  Amount   Total
                      ------   -----     ------      -------     ------   -----   ------
 January 1, 2001       9,659  $   97    $52,319     $(35,976)         -  $    -  $16,440
 Issuance of common
  stock for employee
  stock purchase plan    150       1        110            -          -       -      111
 Net income                -       -          -          378          -       -      378
                      ------   -----     ------      -------     ------   -----   ------
 December 31, 2001     9,809      98     52,429      (35,598)         -       -   16,929
 Issuance of common
  stock for employee
  stock purchase plan    149       2        126            -          -       -      128
 Issuance of common
  stock for stock
  option plan             10       -         13            -          -       -       13
 Treasury stock
  purchase                 -       -          -            -          2      (3)      (3)
 Net loss                  -       -          -       (3,378)         -       -   (3,378)
                      ------   -----     ------      -------     ------   -----   ------
 December 31, 2002     9,968     100     52,568      (38,976)         2      (3)  13,689
 Issuance of common
  stock for employee
  stock purchase plan    246       2        197            -          -       -      199
 Issuance of common
  stock for stock
  option plan            171       2        235            -          -       -      237
 Net loss                  -       -          -       (1,506)         -       -   (1,506)
                      ------   -----     ------      -------     ------   -----   ------
 December 31, 2003    10,385  $  104    $53,000     $(40,482)         2  $   (3) $12,619
                      ======   =====     ======      =======      =====   =====   ======

           The accompanying notes are an integral part of these statements.


 Consolidated Statements of Cash Flows
 (Amounts in thousands)
                                                    Years Ended December 31,
                                                   ---------------------------
                                                    2001       2002      2003
                                                   ------     ------    ------
 Operating activities:
 Net income (loss)                                $   378    $(3,378)  $(1,506)
 Adjustments to reconcile net income (loss)
  to net cash provided by (used in)
  operating activities:
   Provision for bad debts                             55         38       150
   Provision for inventory obsolescence                91        135       200
   Depreciation and amortization                    1,050      1,087     1,309
   Loss on disposal of assets                           -         21         8
   Changes in operating assets and liabilities:
     Accounts receivable                              504       (786)     (878)
     Inventories                                     (706)       870    (1,827)
     Prepaid expenses                                  (6)      (414)      350
     Other assets                                    (117)       (49)       21
     Accounts payable and accrued liabilities        (849)       731       927
     Deferred revenue                                 875        380       (42)
                                                   ------     ------    ------
  Net cash provided by (used in) operating
   activities                                       1,275     (1,365)   (1,288)

 Investing activities:
  Cash paid in purchase of business, net of
   cash acquired                                        -     (1,001)      (79)
  Purchases of property, plant and equipment       (1,132)      (378)   (1,393)
                                                   ------     ------    ------
 Net cash used in investing activities             (1,132)    (1,379)   (1,472)

 Financing activities:
  Borrowings on line of credit                          -        824         -
  Proceeds from debt issuances                          -      2,000     1,500
  Principal payments on debt and capital
   lease obligations                                    -        (36)     (892)
  Issuances of common stock                           111        141       436
  Treasury stock purchased                              -         (3)        -
                                                   ------     ------    ------
 Net cash provided by financing activities            111      2,926     1,044
                                                   ------     ------    ------
 Net increase (decrease) in cash and cash
   equivalents                                        254        182    (1,716)
 Cash and cash equivalents at beginning of year     3,200      3,454     3,636
                                                   ------     ------    ------
 Cash and cash equivalents at end of year         $ 3,454    $ 3,636   $ 1,920
                                                   ======     ======    ======
 Supplemental Disclosure of Cash Flow
  Information

  Cash paid during the year for interest          $    58    $    61   $   259


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

 The Company's Medical Services Division offers a comprehensive line of wound management products to hospitals, alternative care facilities, cancer centers and the home health care market. The Company and Medline
 Industries, Inc. ("Medline") entered into a Distributor and License Agreement dated November 3, 2000, under which the Company granted to Medline the exclusive right, subject to certain limited exceptions, to distribute all of the Company's wound and skin care products (the "Products") in the United States, Canada, Puerto Rico and the U.S. Virgin Islands for a term of five years that began December 1, 2000. The agreement provides that Carrington will continue to manufacture its existing line of Products and sell them to Medline at specified prices. The prices, which were generally firm for the first two years of the contract term, are thereafter subject to adjustment not more than once each year to reflect increases in manufacturing cost.

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

 Under the agreement, the Company paid CBI $1.6 million, including $0.6 million for inventory of CBI. In addition, for the five-year period ending in December 2007 the Company agreed to pay CBI an amount equal to 9.0909% of Carrington's net sales up to $6.6 million per year and 8.5% of Carrington's net sales over $6.6 million per year of CBI products to CBI's transferring customers. The acquired assets include equipment and other physical property previously used by CBI's Custom Division to compound and package cosmetic formulations of liquids, creams, gels and lotions into bottles, tubes or cosmetic jars. Carrington uses these assets in a substantially similar manner. The Company provides services to these customers through the Caraloe, Inc. development and manufacturing services group. The Company recorded $100,000 for the purchase of equipment and $901,000 for the purchase of customer relationship intangibles in connection with the acquisition.

 The Company's products are produced at its plants in Irving, Texas and Costa Rica. A portion of the Aloe vera L. leaves used for manufacturing the Company's products are grown on a Company-owned farm in Costa Rica. The remaining leaves are purchased from other producers in Costa Rica.


 NOTE TWO.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 PRINCIPLES OF CONSOLIDATION. The consolidated financial statements include the accounts of Carrington Laboratories, Inc., and its subsidiaries, all of which are wholly-owned. All intercompany accounts and transactions have been eliminated in consolidation.

 CASH EQUIVALENTS. The Company's policy is that all highly liquid investments purchased with a maturity of three months or less at date of acquisition are considered to be cash equivalents unless otherwise restricted.

 INVENTORY. Inventories are recorded at the lower of cost (first-in, first-out) or market. The Company records a reserve for inventory obsolescence based on an analysis of slow moving and expired products.

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

 CUSTOMER RELATIONSHIPS. In connection with the CBI acquisition described in Note One, the Company recorded a finite-lived intangible asset of $901,000 for customer relationships acquired. The Company is amortizing this intangible asset over five years, which is based on the estimated life of the customer relationships. Future amounts paid to the sellers based on a percentage of sales of CBI products as described in Note One will be recorded as an expense in the same period the corresponding sales are recorded. The Company recorded expenses of $383,000 in 2003 for royalties due under the agreement. The Company recorded amortization expense of $195,000 in 2003.

 DEFERRED REVENUE. Deferred revenue is primarily related to the licensing and royalty agreement with Medline Industries and represents amounts received in excess of amounts amortized to royalty income.

 TRANSLATION OF FOREIGN CURRENCIES. The functional currency for international operations (Costa Rica) is the U.S. Dollar. Accordingly, such foreign entities translate monetary assets and liabilities at year-end exchange rates, while non-monetary items are translated at historical rates. Revenue and expense accounts are translated at the average rates in effect during the year, except for depreciation and amortization, which are translated at historical rates. Translation adjustments and transaction gains or losses are recognized in the consolidated statement of operations.

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

 FREIGHT COSTS. Shipping costs incurred by the Company are included in the consolidated statement of operations in selling, general and administrative expenses for the years ended December 31, 2001, 2002 and 2003.

 STOCK-BASED COMPENSATION. The Company accounts for employee stock options in accordance with Accounting Principles Board Opinion No. 25 (APB 25), Accounting for Stock Issued to Employees and Financial Accounting Standards Board Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25. Under APB 25, the Company recognizes no compensation expense related to employee or director stock options when options are granted with exercise prices at the quoted market price of the stock on the date of grant.

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

 The following  table (in  thousands) illustrates  the effect  on net  income
 (loss) if the Company had applied the fair value recognition provision of FAS 123 to stock based compensation:

 ---------------------------------------------------------------------------
                                              2001        2002        2003
 ---------------------------------------------------------------------------
 Net income (loss) (in thousands):
      As reported                            $   378     $(3,378)    $(1,506)
      Less:  Stock-based compensation
       expense determined under fair
       value-based method                       (461)       (331)       (583)
                                              ------      ------      ------
      Pro forma net loss                     $   (83)    $(3,709)    $(2,089)
                                              ======      ======      ======
 Net income (loss)
   per share:
      As reported                           $   0.04     $ (0.34)    $ (0.15)
      Pro forma                             $  (0.01)    $ (0.38)    $ (0.21)
 ---------------------------------------------------------------------------

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

 USE OF ESTIMATES. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates include accounts receivable bad debt and inventory obsolescence reserves. Actual results could differ from those estimates.

 FAIR VALUE OF FINANCIAL INSTRUMENTS. The Company's financial instruments include cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and debt. The carrying value of financial instruments approximates fair value at December 31, 2003 and 2002.

 RECLASSIFICATIONS. Certain prior year amounts have been reclassified to conform to the current year presentation.

 NEW PRONOUNCEMENTS. The FASB has issued Interpretation No. 46, "Consolidation of Variable Interest Entities". FIN 46 addresses the consolidation by business enterprises of variable interest entities whose equity holders have not provided sufficient equity to allow the entity to finance its own activities or whose equity holders lack the essential characteristics of a controlling financial interest. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the entity's activities or entitled to receive a majority of the entity's residual returns, or both. The provisions of FIN 46 are effective March 31, 2004 for entities formed before February 2003. The Company anticipates no material effect from the adoption of FIN 46.


 NOTE THREE.  INVENTORIES

 The following summarizes the components of inventory at December 31, 2002 and 2003, in thousands:

                                                 2002          2003
 ---------------------------------------------------------------------------
 Raw materials and supplies                    $1,776        $3,009
 Work-in-process                                  624           638
 Finished goods                                 2,565         3,048
 Less obsolescence reserve                       (632)         (735)
 ---------------------------------------------------------------------------
 Total                                         $4,333        $5,960
 ---------------------------------------------------------------------------


 NOTE FOUR.  PROPERTY, PLANT AND EQUIPMENT

 Property, plant and equipment consisted of the following at December 31, 2002 and 2003, in thousands:
                                                        Estimated
                                  2002        2003      Useful Lives
 ---------------------------------------------------------------------------
 Land and improvements          $ 1,391     $ 1,391
 Buildings and improvements       8,984       9,286     7 to 25 years
 Furniture and fixtures             593         620     4 to  8 years
 Machinery and equipment          8,094       8,831     3 to 10 years
 Leasehold improvements             782         846     1 to  3 years
 Equipment under capital leases     197         379           4 years
 ---------------------------------------------------------------------------
 Total                           20,041      21,353
 Less accumulated depreciation
   and amortization               9,976      10,815
 ---------------------------------------------------------------------------
 Property, plant and
   equipment, net               $10,065     $10,538
 ---------------------------------------------------------------------------

 The net book value of property, plant and equipment in Costa Rica at December 31, 2002 and 2003 was $3,716,000 and $3,593,000, respectively.


 NOTE FIVE.  ACCRUED LIABILITIES

 The following summarizes significant components of accrued liabilities at December 31, 2002 and 2003, in thousands:

                                             2002           2003
 ---------------------------------------------------------------------------
 Accrued payroll                           $  343         $  550
 Accrued insurance                             81            227
 Accrued taxes                                278            181
 Accrued professional fees                    247            197
 Other                                        307            449
 ---------------------------------------------------------------------------
 Total                                     $1,256         $1,604
 ---------------------------------------------------------------------------


 NOTE SIX.  LINE OF CREDIT

 The Company has a line of credit with Comerica Bank that provides for borrowings of up to $3 million based on the level of qualified accounts receivable and inventory. The line of credit is collateralized by accounts receivable and inventory. Borrowings under the line of credit bear interest at the bank's prime rate (4.0% at December 31, 2003) plus 0.5%. The credit facility with Comerica includes covenants that require the Company to maintain certain financial ratios. The Company was not in compliance with two of the covenant ratios as of December 31, 2003. Comerica has waived the events of noncompliance for the period ended December 31, 2003. If the financial covenants are violated in future periods, Comerica may choose not to waive the violation and require the debt to be due and payable. However, given the Company's good relationship with Comerica and the ability of the Company to obtain waivers currently, and in the past, management believes waivers can be obtained in the future. The Company and Comerica may also amend the covenants in the future. As of December 31, 2003 there was $1,587,000 outstanding on the credit line with $713,000 of credit available for operations, net of outstanding letter of credits of $700,000.


 NOTE SEVEN.  LONG-TERM DEBT

 Medline advanced the Company $2,000,000 on December 16, 2002. The amount bears interest at 6.5% and is being repaid by reducing each quarterly royalty payment due from Medline through September 2005 by approximately $200,000. As of December 31, 2003, there was $1,316,000 outstanding on the advance.

 In March 2003, the Company received a loan of $500,000 from Bancredito, a Costa Rica bank, with interest and principal to be repaid in monthly installments over eight years. The interest rate on the loan is the U.S. Prime Rate plus 2.0%. The loan is secured by a mortgage on an unused, 164-acre parcel of land owned by the Company in Costa Rica plus a lien on specified oral patch production equipment. The proceeds of the loan were used in the Company's operations. As of December 31, 2003, there was $463,000 outstanding on the loan.

 In July 2003, the Company received a loan of $1,000,000 from Comerica Bank-Texas ("Comerica") under a variable rate installment note with interest and principal to be repaid in monthly installments over five years. The interest rate on the loan is the U.S. Prime Rate plus 0.5%. The loan is collateralized by the Company's accounts receivable and inventory and by a lien on the Company's production facility in Irving, TX. The proceeds of the loan are being used in the Company's operations. As of December 31, 2003 there was $917,000 outstanding on the loan.

 The following summarizes annual maturities at December 31, 2003, in thousands:

                 2004                         $  989
                 2005                            840
                 2006                            263
                 2007                            267
                 2008                            186
                 Thereafter                      167
                                               -----
                 Total                        $2,712
 ---------------------------------------------------------------------------


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

 EMPLOYEE STOCK PURCHASE PLAN. The Company has an Employee Stock Purchase Plan under which employees may purchase common stock at a price equal to the lesser of 85% of the market price of the Company's common stock on the last business day preceding the enrollment date (defined as January 1, April 1, July 1 or October 1 of any plan year) or 85% of the market price on the last business day of each month. A maximum of 1,000,000 shares of common stock was reserved for purchase under this Plan. As of December 31, 2003, a total of 871,000 shares had been purchased by employees at prices ranging from $0.77 to $29.54 per share.

 STOCK OPTIONS. The Company has an incentive stock option plan which was approved by the shareholders in 1995 under which incentive stock options and nonqualified stock options may be granted to employees, consultants and non-employee directors. Options are granted at a price no less than the market value of the shares on the date of the grant, except for incentive options to employees who own more than 10% of the total voting power of the Company's common stock, which must be granted at a price no less than 110% of the market value. Employee options are normally granted for terms of 10 years. Options granted prior to December 1998 normally vested at the rate of 25% per year beginning on the first anniversary of the grant date. Options granted from December 1998 through March 2001 normally vested at the rate of 33-1/3% per year beginning on the first anniversary of the grant date, but certain options granted in December 1998, 1999 and 2001 were 25%, 50% or 100% vested on the grant date, with the remainder of each option vesting in equal installments on the first, second and third anniversaries of the grant date. Options granted subsequent to March 2001 normally vest at the rate of 50% per year beginning on the first anniversary of the grant date. Options to non-employee directors have terms of ten years and are 100% vested on the grant date. The Company has reserved 2,250,000 shares of common stock for issuance under this plan. As of December 31, 2003, options to purchase 332,000 shares were available for future grants under the plan.

 The following summarizes stock option activity for each of the three years in the period ended December 31, 2003 (shares in thousands):

                                                             Weighted
                                                             Average
                                                             Exercise
                               Shares    Price Per Share      Price
 ---------------------------------------------------------------------------
 Balance, January 1, 2001       1,243    $ 1.31 to $28.75      $3.78
    Granted                       345    $ 1.05 to $ 1.37      $1.17
    Lapsed or canceled           (215)   $ 1.25 to $27.00      $3.94
 ---------------------------------------------------------------------------
 Balance, December 31, 2001     1,373    $ 1.05 to $28.75      $3.11
    Granted                       375    $ 1.05 to $ 1.50      $1.28
    Lapsed or canceled           (227)   $ 1.05 to $12.75      $3.62
    Exercised                     (10)   $ 1.31 to $ 2.06      $1.38
 ---------------------------------------------------------------------------
 Balance, December 31, 2002     1,511    $ 1.05 to $28.75      $2.58
    Granted                       358    $ 1.58 to $ 4.26      $2.94
    Lapsed or canceled            (73)   $ 1.05 to $10.25      $1.68
    Exercised                    (171)   $ 1.05 to $ 4.81      $1.41
 ---------------------------------------------------------------------------
 Balance, December 31, 2003     1,625    $ 1.05 to $28.75      $2.82
                               ======
 Options exercisable at
    December 31, 2001             902    $ 1.31 to $28.75      $3.78
 Options exercisable at
    December 31, 2002           1,092    $ 1.05 to $28.75      $3.12
 Options exercisable at
    December 31, 2003           1,326    $ 1.05 to $28.75      $2.81


 The following table summarizes information about stock options outstanding at December 31, 2003:

                          Options Outstanding       Options Exercisable
                    ------------------------------  -------------------
                             Weighted
                             Average     Weighted            Weighted
                   Shares   Remaining    Average    Shares   Average
    Range of        (In     Contractual  Exercise    (In     Exercise
 Exercise Prices thousands)    Life       Price   thousands)  Price
 ---------------------------------------------------------------------
 $27.00 to $28.75      8    2.2 years    $28.64        8     $28.64
 $10.25 to $12.75      4     .5 years    $11.77        4     $11.77
 $ 6.00 to $ 8.25     94    2.9 years    $ 6.74       94     $ 6.74
 $ 4.26 to $ 4.81    406    8.7 years    $ 4.58      244     $ 4.79
 $ 2.03 to $ 3.00    312    5.0 years    $ 2.35      312     $ 2.35
 $ 1.05 to $ 1.80    801    8.9 years    $ 1.37      664     $ 1.39
                   -----                           -----
                   1,625    7.3 years    $ 2.82    1,326     $ 2.81
                   =====                           =====

 The fair value of each option granted was estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants to employees in 2001, 2002, and 2003, respectively: risk-free interest rates of 5.09%, 3.00% and 4.27%; expected dividend yields of 0%; expected volatility of 89.7%, 105.2% and 89.7% and expected lives of 10 years for 2001 and 5 years for 2002 and 2003. The weighted average fair values of options granted were $0.84, $1.00 and $2.20 in 2001, 2002, and 2003, respectively.

 STOCK WARRANTS. From time to time, the Company has granted warrants to purchase common stock to the Company's research consultants and other persons rendering services to the Company. The exercise price of such warrants was normally the market price or in excess of the market price of the common stock at date of issuance. At December 31, 2002 and 2003 there were 50,000 warrants exercisable at $3.50 per share. Warrants outstanding at December 31, 2003 had a weighted average remaining contractual life of
 0.6 years.

 COMMON STOCK RESERVED. At December 31, 2003, the Company had reserved a total of 2,136,000 common shares for future issuance relating to the employee stock purchase plan, stock option plan and stock warrants disclosed above.


 NOTE NINE.  COMMITMENTS AND CONTINGENCIES

 The Company conducts a significant portion of its operations from two office/warehouse/distribution facilities under operating leases. In addition, the Company leases certain office equipment under operating leases and certain manufacturing and transportation equipment under capital leases. Future minimum lease payments under noncancelable operating leases and the present value of future minimum capital lease payments as of December 31, 2003 were as follows, in thousands:

                                                   Capital   Operating
                                                   Leases      Leases
 ---------------------------------------------------------------------
 2004                                             $  136     $  860
 2005                                                136        862
 2006                                                 70        831
 2007                                                 21        775
 2008                                                 18        667
 Thereafter                                           19      1,505
 ---------------------------------------------------------------------
 Total minimum lease payments                        400     $5,500
                                                              =====
 Amounts representing interest                       (55)
                                                   -----
 Present value of capital lease obligations          345
 Less current portion of capital lease obligations  (115)
                                                   -----
 Obligations under capital lease agreements,
  excluding the current portion                   $  230
                                                   =====

 Total rental expense under operating leases was $666,000, $667,000, and $774,000 for the years ended December 31, 2001, 2002 and 2003, respectively.

 From time to time in the normal course of business, the Company is party to various matters involving claims or possible litigation. Management believes the ultimate resolution of these matters will not have a material adverse effect on the Company's financial position or results of operations.

 The Company has outstanding a letter of credit in the amount of $600,000 which is used as security on the lease for the Company's laboratory and warehouse facility. The Company has outstanding a letter of credit in the amount of $100,000 which is used as security on a capital lease for equipment.


 NOTE TEN.  INCOME TAXES

 The tax effects of temporary differences that gave rise to deferred tax assets and deferred tax liabilities at December 31, 2002 and 2003 were as follows, in thousands:

                                             2002          2003
 ---------------------------------------------------------------------
 Net operating loss carryforward          $14,282       $14,849
 Research and development
    and other credits                         254           131
 Property, plant and equipment                333           302
 Inventory                                    399           324
 Other, net                                    92           103
 Bad debt reserve                             448           218
 Deferred income                              653           639
 ACI Stock Valuation                          204           204
 Accrued liability                             93            36
 Less - Valuation allowance               (16,758)      (16,806)
                                           ------        ------
                                          $     0       $     0
                                           ======        ======

 The Company has provided a valuation allowance against the entire net deferred tax asset at December 31, 2002 and 2003 due to the uncertainty as to the realization of the asset.

 The provision (benefit) for income taxes for the three years in the period ended December 31, 2003 was offset by changes in the valuation reserve.

 At December 31, 2003, the Company had net operating loss carryforwards of approximately $43.6 million for federal income tax purposes, which begin to expire in 2004, and research and development tax credit carryforwards of approximately $386,000, which begin to expire in 2004, all of which are available to offset federal income taxes due in future periods. Net operating loss carryforwards of $2.2 million expired during the year ended December 31, 2003, $1.5 million will expire in the year ending December 31, 2004 and $5.3 million will expire in the year ending December 31, 2005. All other net operating loss carryforwards will expire between the year 2009 and the year 2023. The Company has approximately $28,000 in alternative minimum tax credits which do not expire.


 NOTE ELEVEN.  CONCENTRATIONS OF CREDIT RISK

 Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of trade accounts receivable. The Company's customers are not concentrated in any specific geographic region but are concentrated in the health care industry. Significant sales were made to three customers. Owens & Minor, a customer in the Medical Services segment, accounted for 10% of the Company's net sales in 2001. Sales to Mannatech, Inc., a customer in the Caraloe, Inc., segment, accounted for 30%, 35%, and 36% of the Company's net sales in 2001, 2002 and 2003, respectively. Accounts receivable from Mannatech represented 53% and 47% of gross accounts receivable at December 31, 2002 and 2003. Sales to Medline Industries, Inc., a customer in the Medical Services segment, accounted for 35%, 34% and 26% of the Company's sales during 2001, 2002 and 2003, respectively. Accounts receivable from Medline represented 25% and 29% of the Company's gross accounts receivable at December 31, 2002 and 2003. The Company performs ongoing credit evaluations of its customers' financial condition and establishes an allowance for doubtful accounts based on factors surrounding the credit risk of specific customers and historical trends and other information.

 Accounts are considered past due after contractual terms (net 30 days) and are written-off after extensive collection efforts and nine months time. The following table summarizes the allowance for doubtful accounts activity for the period ended December 31, 2003.

            Balance at Beginning    Charges to                Balance at End
                of Period           Expenses      Deductions    of Period
 ---------------------------------------------------------------------------
 A/R Reserve      $110                $150           $79           $181


 NOTE TWELVE.  NET INCOME (LOSS) PER SHARE

 Basic net income (loss) per share was computed by dividing net income (loss) by the weighted average number of common shares outstanding. In calculating the diluted net income (loss) per share for each of the three years in the period ended December 31, 2003, no effect was given to options or warrants, because the effect of including these securities would have been antidilutive. In 2001 all options and warrants had exercise prices which exceed the average market price of the common stock during the year.


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

 Reportable Segments (in thousands)

                            Medical      Caraloe,
                            Services       Inc.      Corporate      Total
 ---------------------------------------------------------------------------
 2001
 ---------------------------------------------------------------------------
 Sales to unaffiliated
   customers               $ 10,400      $ 7,194      $    -       $17,594
 Income (loss) before
   income taxes               1,333        1,121      (2,076)          378
 Identifiable assets         12,481        1,420       7,316        21,217
 Capital expenditures             -            -       1,132         1,132
 Depreciation and
   amortization                 586            -         464         1,050

 ---------------------------------------------------------------------------
 2002
 ---------------------------------------------------------------------------
 Sales to unaffiliated
   customers                $ 8,394      $ 9,647      $    -       $18,041
 Income (loss) before
   income taxes                 955       (2,413)     (1,920)       (3,378)
 Identifiable assets         15,006        1,960       5,193        22,159
 Capital expenditures             -            -         378           378
 Depreciation and
   amortization                 634            -         453         1,087
 ---------------------------------------------------------------------------
 2003
 ---------------------------------------------------------------------------
 Sales to unaffiliated
   customers                $ 8,453      $20,650      $    -       $29,103
 Income (loss) before
   income taxes                 863          641      (3,010)       (1,506)
 Identifiable assets          6,364        8,017       8,403        22,784
 Capital expenditures             -            -       1,393         1,393
 Depreciation and
   amortization                 366          548         395         1,309


 NOTE FOURTEEN.  RELATED PARTY TRANSACTIONS

 At December 31, 2003, the Company had a 23% interest in a company which was formed in 1998 to acquire and develop a 5,000-acre tract of land in Costa Rica to be used for the production of Aloe vera L. leaves, the Company's primary raw material. The Company's initial investment was written off in 1998 and no additional investments have been made or are expected to be made. The Company has no influence on the business or operating decisions of this company. Additionally, $149,500 was collected in 2003 from this company against fully reserved note receivable balances. The Company is accounting for its investment on the cost basis. The Company purchases Aloe vera L. leaves from this company at prices the Company believes are competitive with other sources. Such purchases totaled $450,000, $468,000 and $1,229,000 in 2001, 2002 and 2003, respectively.


 NOTE FIFTEEN.  SUBSEQUENT EVENT

 On January 5, 2004, a jury trial was held to settle the remaining claims in the legal action entitled Arthur Singer vs Carrington Laboratories, Inc. and Carlton Turner with the jury finding for the Plaintiff on one claim, awarding $28,162, plus interest for unpaid commissions and finding for the Defendants on a second claim. The judge dismissed the third claim at the end of testimony, citing lack of sufficient evidence to support plaintiffs claim. No legal fees or expenses were awarded to the Plaintiff. Total judgment was for approximately $35,000, which has been accrued as of the period ended December 31, 2003.


 NOTE SIXTEEN.  UNAUDITED SELECTED QUARTERLY FINANCIAL DATA

 The unaudited selected quarterly financial data below reflect the fiscal years ended December 31, 2002 and 2003, respectively.

 (Amounts in thousands, except shares and per share amounts)
 ---------------------------------------------------------------------------
 2002                    1st Quarter  2nd Quarter  3rd Quarter  4th Quarter
 ---------------------------------------------------------------------------
 Revenue                   $3,736       $4,346       $5,093       $4,866
 Gross margin               1,145        1,472        2,042        1,643
 Net loss                  (1,042)        (858)        (541)        (937)
 Basic and diluted loss
   per share               $(0.11)      $(0.09)      $(0.05)      $(0.09)

 ---------------------------------------------------------------------------
 2003                    1st Quarter  2nd Quarter  3rd Quarter  4th Quarter
 ---------------------------------------------------------------------------
 Revenue                   $6,904       $7,962       $7,532       $6,705
 Gross margin               2,567        3,079        2,497        2,154
 Net income (loss)           (298)         339         (466)      (1,081)
 Basic and diluted income
   (loss) per share        $(0.03)      $ 0.03       $(0.05)      $(0.10)


 NOTE SEVENTEEN.  OTHER

 Commodities or components used in the Company's production processes which can be only be obtained from a single supplier could potentially expose the Company to risk of production interruption should the supplier be unable to deliver the necessary materials in a timely manner. The Company utilizes alcohol as a key part of its production process in Costa Rica. The Company engages the services of an alcohol refinery company, located adjacent to its facility, to repurify the alcohol used in its production utilizing a distillation process. The purified alcohol is then returned to the Company's inventory for further use. The Company is unaware of any other providers of this service in Costa Rica. Senior managers from the Company's Costa Rica operations meet regularly with owners and managers of the refinery company to discuss operational issues.

 Financial Statement Schedule
 Valuation and Qualifying Accounts
 (In thousands)

  Description                         Additions
                                   ----------------
                         Balance   Charged  Charged
                           at         to      to                   Balance
                        Beginning  Cost and  Other                 at End
                        of Period  Expenses Accounts  Deductions  of Period
 ---------------------------------------------------------------------------
 2001
 ---------------------------------------------------------------------------
 Bad debt reserve         $   98    $   55   $   -     $   53      $   100
 Inventory reserve           441        91       -         16          516
 Rebates                     272         -       -        272            -
 Reserve Aloe & Herbs
   non-current notes and
   investments included
   in other assets           433         -       -         37          396

 ---------------------------------------------------------------------------
 2002
 ---------------------------------------------------------------------------
 Bad debt reserve         $  100    $   38   $   -    $    28      $   110
 Inventory reserve           516       135       -         19          632
 Reserve for Aloe & Herbs
   non-current notes and
   investments included
   in other assets           396         -       -         19          377

 ---------------------------------------------------------------------------
 2003
 ---------------------------------------------------------------------------
 Bad debt reserve         $  110    $  150   $   -     $   79      $   181
 Inventory reserve           632       200       -         97          735
 Reserve for Aloe & Herbs
   non-current notes and
   investments included
   in other assets           377         -       -        150          227

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



 Shareholders and Board of Directors
   Carrington Laboratories, Inc.


 We have audited the accompanying consolidated balance sheet of Carrington Laboratories, Inc. and subsidiaries as of December 31, 2003 and the related consolidated statements of operations, shareholders' equity and cash flows for the year ended December 31, 2003. Our audit also included the financial statement schedule listed in the Index at Item 15(a) for the same period. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

 We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

 In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Carrington Laboratories, Inc. and subsidiaries as of December 31, 2003, and the consolidated results of their operations and their cash flows for the year ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                         /s/ Grant Thornton LLP


 Dallas, Texas
 February 20, 2004

                        REPORT OF INDEPENDENT AUDITORS



 Shareholders and Board of Directors
   Carrington Laboratories, Inc.


 We have audited the accompanying consolidated balance sheet of Carrington Laboratories, Inc. and subsidiaries as of December 31, 2002 and the related consolidated statements of operations, shareholders' equity and cash flows for each of the two years in the period ended December 31, 2002. Our audits also included the financial statement schedule listed in the Index at Item 15(a) for the same periods. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

 In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Carrington Laboratories, Inc. and subsidiaries as of December 31, 2002, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                         /s/ Ernst & Young LLP


 Dallas, Texas
 February 28, 2003, except for Note Seven as to which the date is March 10, 2003.

                                  SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto dully authorized.

                                    Carrington Laboratories, Inc.


 Date:  March 18, 2004              By:  /s/ Carlton E. Turner
                                    ----------------------------------
                                    Carlton E. Turner, Ph.D., D.Sc.
                                    President, Chief Executive
                                    Officer and Director

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


 /s/ Carlton E. Turner         President, Chief Executive      March 18, 2004
 -------------------------        Officer and Director
 Carlton E. Turner, Ph.D.     (principal executive officer)
 D.Sc.

 /s/ Robert W. Schnitzius       Vice President and Chief       March 18, 2004
 -------------------------          Financial Officer
 Robert W. Schnitzius           (principal financial and
                                   accounting officer)


 /s/ Ronald R. Blanck                    Director              March 18, 2004
 -------------------------
 Ronald R. Blanck, D.O.


 /s/ R. Dale Bowerman                    Director              March 18, 2004
 -------------------------
 R. Dale Bowerman


 /s/ George DeMott                       Director              March 18, 2004
 -------------------------
 George DeMott


 /s/ Thomas J. Marquez                   Director              March 18, 2004
 -------------------------
 Thomas J. Marquez


 /s/ Edwin Meese, III                    Director              March 18, 2004
 -------------------------
 Edwin Meese, III


 /s/ Selvi Vescovi                       Director              March 18, 2004
 -------------------------
 Selvi Vescovi

                             INDEX TO EXHIBITS
                             -----------------

                                                                 Sequentially
 Exhibit                                                           Numbered
 Number                            Exhibit                           Page
 ------      ---------------------------------------------------     ----
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

  10.1 + Retirement and Consulting Agreement dated August 14, 1997 between Carrington Laboratories, Inc. and David Shand (incorporated herein by reference to Exhibit 4.1 to Carrington's quarterly report on Form 10-Q for the quarter ended September 30,
             1997).

  10.2 + First Amendment to Retirement and Consulting Agreement dated September 30, 1997 between Carrington Laboratories, Inc. and David G. Shand (incorporated herein by reference to Exhibit 4.2 to Carrington's quarterly report on Form 10-Q for the quarter ended September 30, 1997).

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

  10.13 + 1995 Management Compensation Plan (incorporated herein by reference to Exhibit 4.1 to Form S-8
             Registration Statement No. 33-64403 filed with the
             Commission on November 17, 1995).

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

  10.24 + Carrington Laboratories, Inc. 1995 Stock Option Plan, As Amended and Restated Effective January 15, 1998 (incorporated herein by reference to Exhibit 10.3 to Carrington's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998).

  10.25 + Form of Nonqualified Stock Option Agreement with Outside Director, relating to the Registrant's 1995 Stock Option Plan, as amended (incorporated herein by reference to Exhibit 10.3 to Carrington's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998).

  10.26 +    Form of Incentive Stock Option Agreement for
             Employees (incorporated herein by reference to Exhibit 4.4 to Carrington's Second Quarter 1996
             Report on Form 10-Q).

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

  10.55      Lease Agreement dated January 22, 2001 between
             Plazamerica, Inc and Carrington Laboratories, Inc.

  10.56 +    Employee Stock Purchase Plan of Carrington
             Laboratories, Inc., as amended through May 17, 2001
             (incorporated by reference to Exhibit 10.1 to Carrington's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).

  10.57 + 1995 Stock Option Plan of Carrington Laboratories, Inc., As Amended and Restated Effective January 15, 1998 and further amended through May 17, 2001 (incorporated by reference to Exhibit 10.2 to Carrington's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).

  10.58 +    Employee Stock Purchase Plan of Carrington
             Laboratories, Inc., as amended through November 15,
             2001 (incorporated by reference to Exhibit 10.87, filed on Carrington's Form 8-K on March 20, 2002).

  10.59 Lease Agreement dated February 28, 2003 between Maintenance Warehouse/America Corp and Carrington Laboratories, Inc. (incorporated by reference to Exhibit 10.59, filed on Carrington's Form 10-K on March 31, 2003).

  21.1 *     Subsidiaries of Carrington

  23.1 *     Consent of Grant Thornton, LLP

  23.2 *     Consent of Ernst & Young, LLP

  31.1 * Certification of Chief Executive Officer Required by Rule 13a-14(a)(17 CFR 240.13a-14(a).

  31.2 * Certification of Chief Financial Officer Required by Rule 13a-14(a)(17 CFR 240.13a-14(a).

  32.1 * Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
             Section 906 of the Sarbanes-Oxley Act of 2002.

  32.2 * Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
             Section 906 of the Sarbanes-Oxley Act of 2002.


  *    Filed herewith.
  +    Management contract or compensatory plan.