Form 10-Q
period 2004-03-31
CARRINGTON LABORATORIES INC /TX/
filed 2004-05-13
CIK 718007

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549
                                  Form 10-Q


 (Mark One)
   ( x )    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 2004

                                      OR

   (   )    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


    For the transition period from _______________ To ______________________

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

 The number of shares of the registrant's common stock outstanding as of March 4, 2004 was 10,555,142.

                                    INDEX


                                                                Page
                                                                ----
      Part I.   FINANCIAL INFORMATION

           Item 1.   Financial Statements

                     Condensed Consolidated Balance Sheets
                     at March 31, 2004 (unaudited) and
                     December 31, 2003                            3

                     Condensed Consolidated Statements of
                     Operations for the three months ended
                     March 31, 2004 and 2003 (unaudited)          4

                     Condensed Consolidated Statements
                     of Cash Flows for the three months
                     ended March 31, 2004 and 2003 (unaudited)    5

                     Notes to Condensed Consolidated Financial
                     Statements (unaudited)                       6

           Item 2.   Management's Discussion and Analysis of     10
                     Financial Condition and Results of
                     Operations

           Item 3.   Quantitative and Qualitative Disclosures    14
                     About Market Risk

           Item 4.   Controls and Procedures.                    15

      Part II.  OTHER INFORMATION

           Item 1.   Legal Proceedings                           15

           Item 2.   Changes in Securities and Use of Proceeds   16

           Item 6.   Exhibits and Reports on Form 8-K            17

                        PART I - FINANCIAL INFORMATION

 Item 1.   Financial Statements

 Carrington Laboratories, Inc.
 Condensed Consolidated Balance Sheets
 (Amounts in thousands)


                                                   March 31,   December 31,
                                                      2004         2003
                                                     ------       ------
                                                  (unaudited)

 ASSETS:
 Current Assets:
   Cash and cash equivalents                        $ 1,997      $ 1,920
   Accounts receivable, net                           2,823        3,098
   Inventories, net                                   5,561        5,960
   Prepaid expenses                                     466          253
                                                     ------       ------
 Total current assets                                10,847       11,231

 Property, plant and equipment, net                  10,419       10,538
 Customer relationships, net                            728          777
 Other assets, net                                      232          238
                                                     ------       ------
 Total assets                                       $22,226      $22,784
                                                     ======       ======
 LIABILITIES AND SHAREHOLDERS' EQUITY:
 Current Liabilities:
   Line of credit                                   $ 1,587      $ 1,587
   Accounts payable                                   2,261        2,037
   Accrued liabilities                                1,144        1,604
   Current portion of long-term debt and
     capital lease obligations                        1,118        1,104
   Deferred revenue                                   1,800        1,880
                                                     ------       ------
 Total current liabilities                            7,910        8,212

 Long-term debt and capital lease obligations         1,675        1,953

 SHAREHOLDERS' EQUITY:
 Common stock                                           105          104
 Capital in excess of par value                      53,266       53,000
 Accumulated deficit                                (40,727)     (40,482)
 Treasury stock at cost                                  (3)          (3)
                                                     ------       ------
 Total shareholders' equity                          12,641       12,619
                                                     ------       ------
 Total liabilities and shareholders' equity         $22,226      $22,784
                                                     ======       ======


 The accompanying notes are an integral part of these statements.

 Carrington Laboratories, Inc.
 Condensed Consolidated Statements of Operations (unaudited)
 (Dollar amounts and shares in thousands, except per share amounts)


                                                     Three Months Ended
                                                          March 31,
                                                      2004         2003
                                                     ------       ------
 Revenue:
   Net product sales                                $ 6,693      $ 6,287
   Royalty income                                       617          617
   Grant income, DelSite                                 30            -
                                                     ------       ------
 Total revenue                                        7,340        6,904
 Cost of sales                                        4,573        4,337
                                                     ------       ------
 Gross margin                                         2,767        2,567

 Expenses:
 Selling, general and administrative                  1,864        1,876
 Research and development                               241          207
 Research and development-DelSite                       883          711
 Other income                                           (27)           -
 Interest expense, net                                   51           71
                                                     ------       ------
 Net income (loss) before income taxes                 (245)        (298)
 Provision for income taxes                               -            -
                                                     ------       ------
 Net income (loss)                                  $  (245)     $  (298)
                                                     ======       ======

 Basic and diluted earnings (loss) per share        $ (0.02)     $ (0.03)

 Basic and diluted average shares outstanding        10,433        9,993


       The accompanying notes are an integral part of these statements.

 Carrington Laboratories, Inc.
 Condensed Consolidated Statements of Cash Flows (unaudited)
 (Dollar amounts in thousands)

                                                         Three Months Ended
                                                             March 31,
                                                         2004          2003
                                                        ------        ------
 Cash flows used in operating activities
   Net loss                                            $  (245)      $  (298)
   Adjustments to reconcile net income (loss) to net
    cash used in operating activities:
     Provision for bad debts                                 -            15
     Provision for inventory obsolescence                   42            45
     Depreciation and amortization                         333           317
   Changes in assets and liabilities:
     Receivables                                           275          (850)
     Inventories                                           357           124
     Prepaid expenses                                     (213)         (333)
     Other assets                                            6            94
     Accounts payable and accrued liabilities             (236)         (128)
     Deferred revenue                                      (80)           11
                                                        ------        ------
    Net cash provided by (used in) operating
      activities                                           239        (1,003)
                                                        ------        ------
 Investing activities:
    Purchases of property, plant and equipment            (165)         (615)
                                                        ------        ------
   Net cash used in investing activities                  (165)         (615)

 Financing activities:
   Proceeds from debt issuance                               -           500
   Principal payments on debt and capital lease
     obligations                                          (264)         (196)
   Issuances of common stock                               267            32
                                                        ------        ------
   Net cash provided by financing activities                 3           336
                                                        ------        ------
   Net (decrease) increase in cash and cash equivalents     77        (1,282)

   Cash and cash equivalents, beginning of period        1,920         3,636
                                                        ------        ------
   Cash and cash equivalents, end of period            $ 1,997       $ 2,354
                                                        ======        ======

     Cash paid during the period for interest          $    59       $    75
     Assets acquired under capital leases                    -           182


 The accompanying notes are an integral part of these statements.

 Notes to Condensed Consolidated Financial Statements (unaudited)

 (1)  Condensed Consolidated Financial Statements:

 The condensed consolidated balance sheet as of March 31, 2004, the condensed consolidated statements of operations for the three month periods ended March 31, 2004 and 2003 and the condensed consolidated statements of cash flows for the three month periods ended March 31, 2004 and 2003 of Carrington Laboratories, Inc., (the "Company") have been prepared by the Company without audit, pursuant to the rules and regulations of the
 Securities and Exchange Commission. In the opinion of management, all adjustments (which include all normal recurring adjustments) necessary to present fairly the consolidated financial position, results of operations and cash flows for all periods presented have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's annual report to shareholders on Form 10-K for the year ended December 31, 2003. Certain prior year amounts have been reclassified to conform with the 2004 presentation.


 (2)  New Accounting Pronouncements:

 The  FASB  has  issued Interpretation  No.  46, "Consolidation  of  Variable
 Interest Entities". FIN 46 addresses the consolidation by business enterprises of variable interest entities whose equity holders have not provided sufficient equity to allow the entity to finance its own activities or whose equity holders lack the essential characteristics of a controlling financial interest. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the entity's activities or entitled to receive a majority of the entity's residual returns, or both. The provisions of FIN 46 were effective March 31, 2004 for entities formed before February 2003. Adoption of FIN 46 had no material effect to the Company.


 (3)  Stock-Based Compensation:

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

 The following  table (in  thousands) illustrates  the effect  on net  income
 (loss) if the Company had applied the fair value recognition provision of FAS 123 to stock based compensation:

 ----------------------------------------------------------------------------
                                               Three Months Ended
                                                    March 31,
                                                2004         2003
 ----------------------------------------------------------------------------
 Net loss (in thousands):

  As reported                                 $  (245)     $  (298)
  Less: Stock-based compensation
        expense determined under
        fair value-based method                  (833)         (85)
                                               ------       ------
  Pro forma net loss                          $(1,078)     $  (383)

 Net loss per share:
  As reported                                 $ (0.02)     $ (0.03)
  Pro forma                                   $ (0.10)     $ (0.04)
 ----------------------------------------------------------------------------

 Because options vest over a period of several years and additional awards are generally made each year, the pro forma information presented above is not necessarily indicative of the effects on reported or pro forma net earnings or losses for future years.


 (4)  Net Income (Loss) Per Share:

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

 In calculating the diluted loss per share for the three-month periods ended March 31, 2004 and 2003, no effect was given to options or warrants, because the effect of including these securities would have been anti-dilutive. Total options and warrants outstanding as of March 31, 2004 and 2003 were 1,618,224, and 1,219,551 respectively.


 (5)  Concentration of Credit Risk:

 Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of trade accounts receivable. The Company's customers are not concentrated in any specific geographic region but are concentrated in the health care industry. Significant sales, defined as amounts in excess of ten percent (10%) of revenue, were made to two customers. Sales to Natural Alternatives International, Inc., ("Natural Alternatives") a customer in the Consumer Services Division, accounted for 37% and 33% of the company's total revenue during the quarter ended March 31, 2004 and 2003, respectively. Sales to Medline Industries, Inc., ("Medline") a customer in the Medical Services Division, accounted for 33% and 30% of the company's total revenue during the quarter ended March 31, 2004 and 2003, respectively.

 Customers with significant receivable balances as of March 31, 2004, defined as amounts in excess of ten percent (10%) of gross receivables included Natural Alternatives, ($1,051,000) and Medline ($855,000). Of these amounts, $1,299,640 has been collected as of May 4, 2004.


 (6)  Inventories:

 The following summarizes the components of inventory (in thousands):

                                             March 31,   December 31,
                                                2004         2003
                                               ------       ------
 Raw materials and supplies                   $ 2,581      $ 3,009
 Work-in-process                                  880          638
 Finished goods                                 2,877        3,048
 Less obsolescence reserve                       (777)        (735)
                                               ------       ------
 Total                                        $ 5,561      $ 5,960
                                               ======       ======

 (7)  Debt:

 In March 2003, the Company received a loan of $500,000 from Bancredito, a Costa Rica bank, with interest and principal to be repaid in monthly installments over eight years. The interest rate on the loan is the U.S. Prime Rate plus 2.0%. The loan is secured by a mortgage on an unused, 164-acre parcel of land owned by the Company in Costa Rica plus a lien on specified oral patch production equipment. The proceeds of the loan were used in the Company's operations. As of March 31, 2004, there was $449,000 outstanding on the loan.

 In July 2003, the Company received a loan of $1,000,000 from Comerica Bank-Texas ("Comerica") under a variable rate installment note with interest and principal to be repaid in monthly installments over five years. The interest rate on the loan is the U.S. Prime Rate plus 0.5%. The loan is collateralized by the Company's accounts receivable and inventory and by a lien on the Company's production facility in Irving, Texas. The proceeds of the loan are being used in the Company's operations. As of March 31, 2004, there was $867,000 outstanding on the loan.

 The Company also has a $3,000,000 line of credit with Comerica structured as a demand note without a stated maturity date and with an interest rate equal to the Comerica prime rate plus 0.5%. The line of credit is collateralized by the Company's accounts receivable and inventory and by a first lien on the Company's production facility and is used for operating needs, as required. As of March 31, 2004, there was $1,587,000 outstanding on the credit line with $713,000 credit available for operations, net of outstanding letters of credit of $700,000.

 The credit facility with Comerica includes covenants that require the Company to maintain certain financial ratios. The Company was not in compliance with two of the covenant ratios as of March 31, 2004. Comerica has waived the events of noncompliance for the period ended March 31, 2004.

 Pursuant to the 2000 Distributor and License Agreement with Medline, the Company is to receive $12,500,000 in base royalties over a five-year period ending November 30, 2005. In December 2002, the Company received an advance on future royalty payments due from Medline of $2.0 million, which was recorded in the Company's financial statements as a loan to be repaid in quarterly installments through September 2005. The interest rate on the loan is 6.0%. As of March 31, 2004, there was $1,136,000 outstanding on the advance.


 (8)  Income Taxes:

 The tax effects of temporary differences including net operating loss carryforwards have given rise to net deferred tax assets. At March 31, 2004 and December 31, 2003, the Company provided a valuation allowance against the entire balance of deferred tax asset due to the uncertainty as to the realization of the asset. At December 31, 2003, the Company had net operating loss carryforwards of approximately $43,600,000 for federal income tax purposes, which began expiring in 2003, and research and development tax credit carryforwards of approximately $386,000, which began expiring in 2003, all of which are available to offset federal income taxes due in current and future periods. For the three months ended March 31, 2004 and 2003, the Company recognized no benefit for income taxes.


 (9)  Contingencies:

 From time to time in the normal course of business, the Company is party to various matters involving claims or possible litigation. Management believes the ultimate resolution of these matters will not have a material adverse effect on the Company's financial position or results of operations.


 (10) Commitments:

 In December 2002, the Company purchased certain assets of the Custom Division of Creative Beauty Innovations, Inc. ("CBI"), including specialized manufacturing customer information, intellectual property, equipment and selected inventories. CBI is a privately held manufacturer of skin and cosmetic products with operations in Carrollton, Texas. Under the Agreement the Company paid CBI approximately $1.6 million, including approximately $0.6 million for inventory. In addition, for the five-year period ending in December 2007, the Company agreed to pay CBI an amount equal to 9.0909% of the Company's net sales up to $6.6 million per year and 8.5% of the Company's net sales over $6.6 million per year of CBI products to CBI's transferring customers. The acquired assets include equipment and other physical property previously used by CBI's Custom Division to compound and package cosmetic formulations of liquids, creams, gels and lotions into bottles, tubes or cosmetic jars. Carrington uses these assets in a substantially similar manner. The Company provides services to these customers through its Consumer Services Division. The Company recorded royalty expense of approximately $60,000 related to the sale of CBI products to CBI's former customers in the quarter ended March 31, 2004.


 (11) Reportable Segments:

 The Company operates in three reportable segments: 1) Medical Services Division, which sells human and veterinary medical products through distributors and provides manufacturing services to customers in medical products markets; 2) Consumer Services Division, which provides bulk raw materials, finished products and manufacturing services to customers in the cosmetic and nutraceutical markets and 3) DelSite Biotechnologies, Inc., a research and development subsidiary responsible for the development of the Company's proprietary GelSiteJ technology for controlled release and delivery of bioactive pharmaceutical ingredients.

 The Company previously reported its results in two segments: Medical Services Division and Caraloe, Inc. The Caraloe activities have been renamed the Consumer Services Division. In addition, due to the growing significance of DelSite's operations, the Company has decided to report DelSite as a separate segment. DelSite was previously reported as part of the Corporate operations category.

 The Company evaluates performance and allocates resources based on profit or loss from operations before income taxes.

 Assets which are used in more than one segment are reported in the segment where the predominant use occurs. Total cash for the Company is included in the Corporate Assets figure.

 Reportable Segments (in thousands)

                               Medical  Consumer
                              Services  Services  DelSite  Corporate   Total
 ----------------------------------------------------------------------------
 Quarter ended March 31, 2004
 Revenues to unaffiliated
  customers                   $ 2,890    $4,420    $  30     $    -   $ 7,340
 Income (loss) before
  income taxes                   (365)      973     (853)         -      (245)
 Identifiable assets            6,199    12,891      520      2,616    22,226
 Capital expenditures               -        88       77          -       165
 Depreciation and
   amortization                    96       212       25          -       333

 Quarter ended March 31, 2003
 Revenues to unaffiliated
  customers                   $ 2,861   $ 4,043    $   -     $    -   $ 6,904
 Income (loss) before
  income taxes                   (381)      794     (711)         -      (298)
 Identifiable assets            7,862    11,793      322      2,310    22,287
 Capital expenditures               -       433      182          -       615
 Depreciation and
   amortization                   153       143       21          -       317


 (12) Subsequent Events:

 Effective April 9, 2004, the Company entered into an Amendment to the Distributor and License Agreement and Supply Agreement (the "Amendment") with Medline. The Amendment modified certain provisions contained in that certain Distributor and License Agreement, dated as of November 3, 2000, between the Company and Medline (the "Distributor Agreement") and that certain Supply Agreement dated as of November 3, 2000, between the Company and Medline (the "Supply Agreement"). Among other things, the Amendment extends the term of the Distributor Agreement and the term of the Supply Agreement through November 30, 2008 and, subject to certain refund rights more specifically described in the Amendment, provides that the Company will receive a $1.25 million advance payment of royalties in consideration of the extended term of the Distributor Agreement. The Company received the funds on April 21, 2004.


 Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

 BACKGROUND

 The Company  is  a  research-based biopharmaceutical,  medical  device,  raw materials and nutraceutical company engaged in the development, manufacturing and marketing of naturally-derived complex carbohydrates and other natural product therapeutics for the treatment of major illnesses, the dressing and management of wounds and nutritional supplements. The Company operates in three reportable segments: 1) Medical Services Division, which sells human and veterinary medical products through distributors and provides manufacturing services to customers in medical products markets;
 2) Consumer Services Division, which provides bulk raw materials, finished products and manufacturing services to customers in the cosmetic and nutraceutical markets and 3) DelSite Biotechnologies, Inc., a research and development subsidiary responsible for the development of the Company's proprietary GelSiteJ technology for controlled release and delivery of bioactive pharmaceutical ingredients.

 The Company  previously  reported  its  results  in  two  segments:  Medical
 Services Division and Caraloe, Inc. The Caraloe activities have been renamed the Consumer Services Division. In addition, due to the growing significance of DelSite's operations, the Company has decided to report DelSite as a separate segment. DelSite was previously reported as part of the Corporate operations category.

 Products sold through the Medical Services Division include hydrogels, wound cleansers, hydrocolloids, advanced wound covering products, incontinence-care products and two lines of condition-specific products. Many products sold through this division contain the Company's proprietary, medical-grade raw material, Acemannan Hydrogel[TM]. The Company regularly engages in development projects to create line extensions and other new products for this category. Products sold through the Consumer Services Division include Manapol[R] and other proprietary and non-proprietary raw materials sold to nutraceutical and cosmetic customers; nutritional products sold under the AloeCeuticals[R] brand; skin care products sold under the Snow and Sun[TM] brand and private-labeled products manufactured to customer specifications, including powders, creams, liquids, gels, lotions, drinks, tablets and capsules for various customers.

 Prior to 1996, the Company generated most of its revenues from product sales in its Medical Services Division. In 1996, the Company launched its line of raw materials, including Manapol[R] powder, through its Consumer Services Division. In 2001, the Company created its specialty manufacturing group to provide services to cosmetic, nutraceutical and medical markets. In December 2002, the Company acquired the assets of the custom division of
 CBI, which substantially increased revenues for the Consumer Services Division. In 2003 approximately 29% of the Company's revenues were generated through product sales and royalties in its Medical Services Division and 71% through sales of products and services in its Consumer Services Division.

 The Company's wholly-owned subsidiary, DelSite, operates independently from the Company's research and development program and is responsible for the research, development and marketing of the Company's proprietary GelSite[TM] technology for controlled release and delivery of bioactive pharmaceutical ingredients. Additional revenues to the Company arise from time to time through research grants awarded to DelSite.


 LIQUIDITY AND CAPITAL RESOURCES

 Cash at March 31, 2004 was $1,997,000 versus $1,920,000 at December 31, 2003. The increase in cash was primarily due to decreases in accounts receivable balances and inventory levels. In addition, the Company invested $165,000 in capital expenditures to provide additional infrastructure for its operations and reduced debt and capital lease obligations of $264,000. These cash uses were partially offset by proceeds from stock option exercises of $267,000.

 The Company has a line of credit with Comerica Bank-Texas ("Comerica") that provides for borrowings of up to $3,000,000 based on the level of qualified accounts receivable and inventory. The line of credit is collateralized by accounts receivable and inventory. Borrowings under the line of credit bear interest at Comerica's prime rate plus 0.5%. The credit facility with Comerica includes covenants that require the Company to maintain certain financial ratios. The Company was not in compliance with two of the covenant ratios as of March 31, 2004. Comerica has waived the events of non-compliance for the period ended March 31, 2004. The Company and Comerica may amend the covenants in the future. As of March 31, 2004, there was $1,587,000 outstanding on the credit line with $713,000 credit available for operations, net of outstanding letters of credit of $700,000.

 In July 2003, the Company received a loan of $1,000,000 from Comerica under a variable rate installment note with interest and principal to be repaid in monthly installments over five years. The interest rate on the loan is the U.S. Prime Rate plus 0.5%. The loan is collateralized by the Company's accounts receivable and inventory and by a first lien on the Company's production facility in Irving, TX. The proceeds of the loan are being used in the Company's operations. As of March 31, 2004, there was $867,000 outstanding on the loan.

 In March 2003, the Company received a loan of $500,000 from Bancredito, a Costa Rica bank, with interest and principal to be repaid in monthly installments over eight years. The interest rate on the loan is the U.S. Prime Rate plus 2.0%. The loan is secured by a mortgage on an unused, 164-acre parcel of land owned by the Company in Costa Rica plus a lien on specified oral patch production equipment. The proceeds of the loan were used in the Company's operations. As of March 31, 2004, there was $449,000 outstanding on the loan.

 Pursuant to  the  Distributor  Agreement with  Medline,  the  Company is  to receive $12,500,000 in base royalties over a five-year period ending November 30, 2005. As discussed in Note 12 to the unaudited Condensed
 Consolidated Financial  Statements  herein,  effective  April  9, 2004,  the
 Company entered into an Amendment to the Distributor Agreement. The Amendment modified certain provisions contained in the Distributor Agreement and the Supply Agreement. Among other things, the Amendment extends the term of the Distributor Agreement and the term of the Supply Agreement through November 30, 2008, and subject to certain refund rights more specifically described in the Amendment, provides that the Company will receive an additional $1.25 million of royalties, to be paid upon the signing of the Amendment, in consideration of the extended term of the Distributor Agreement. The Company received the funds on April 21, 2004. The Company continues to recognize royalty income under this agreement, as amended, on a straight-line basis. At March 31, 2004, the Company had received $1,667,000 more in royalties than it had recognized in income, which is recorded as deferred revenue on the balance sheet. Royalties to be received subsequent to March 31, 2004 total $2,500,000. In December 2002, the Company received an advance on future royalty payments due from Medline of $2.0 million which was recorded in the Company's financial statements as a loan to be repaid in quarterly installments through September 2005. The advance bears interest at 6.5% and is being repaid by reducing each quarterly royalty payment due from Medline by approximately $200,000. As of March 31, 2004, there was $1,136,000 outstanding on the advance.

 The Company anticipates capital expenditures in 2004 of approximately $1.8 million. The expenditures will primarily be comprised of production and laboratory equipment and facility modifications.

 Presently, the Company's debt/equity ratio is 0.76 to 1. Based on its current estimates, management believes that the Company has the capacity to incur additional debt, and, in 2004, the Company intends to seek additional financing to be used as working capital. The Company anticipates that such borrowings, together with the expected cash flows from operations and licensing agreements and expected revenues from government grant programs, will provide the funds necessary to finance its current operations, including expected levels of research and development for at least the next twelve months. However, the Company does not expect that its current cash resources will be sufficient to finance future major clinical studies and costs of filing new drug applications necessary to develop its products to their full commercial potential. Additional funds, therefore, may need to be raised through equity offerings, borrowings, licensing arrangements or other means. Management believes that each of the enumerated financing avenues is presently available to the Company. However, there is no assurance that the Company will be able to obtain such funds on satisfactory terms when they are needed.

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


 RESULTS OF OPERATIONS

 Quarter ended March 31, 2004 compared to quarter ended March 31, 2003

 Revenue for the quarter ended March 31, 2004, increased 6.3%, or $436,000, to $7,340,000 as compared to $6,904,000 during the quarter ended March 31, 2003. Consumer Services revenue during the first quarter of 2004 increased 9.3%, or $377,000, to $4,420,000 versus $4,043,000 for the same quarter last year. The increase in Consumer Services revenue is attributable to increased raw material sales of $319,000, decreased specialty manufacturing sales of $281,000 and increased sales of cosmetic products of $339,000 resulting from the acquisition of certain assets of the custom division of CBI in December 2002.

 Medical services revenue during the quarter ended March 31, 2004, increased slightly to $2,890,000 as compared to $2,861,000 during the quarter ended March 31, 2003. The relatively flat sales are attributable to soft wound care product sales to Medline.

 Grant revenue in the amount of $30,000 has been generated from a Small Business Innovation Research (SBIR) biodefense grant to DelSite. This is the first quarter for grant revenue to be reported. The total amount of the grant awarded is up to $888,000 over a two-year period, depending on actual expenses for approved research. The grant will fund additional development of GelVac[TM], DelSite's intranasal vaccine delivery platform technology.

 Gross margin was $2,767,000 during the quarter ended March 31, 2004, as compared to $2,567,000 during the quarter ended March 31, 2003, an increase of 7.8%. Gross margin as a percentage of revenue grew to 37.7% during the first quarter of 2004 from 37.2% during the same quarter last year. The increase in gross margin is attributable to a decrease in unfavorable manufacturing variances of $193,000 which was the result of higher production volumes, thus creating more efficient operations.

 Selling, general and administrative expenses during the quarter ended March 31, 2004, decreased $12,000 to $1,864,000 as compared to $1,876,000 during the quarter ended March 31, 2003.

 Product-support research and development during the quarter ended March 31, 2004, increased to $241,000 as compared to $207,000 during the quarter ended March 31, 2003, primarily due to new product development costs. The Company continues to focus the efforts of this group on product development in support of its manufacturing business. Research and development for DelSite during the quarter ended March 31, 2004, increased $172,000 or 24.2% to $883,000 as compared to $711,000 during the quarter ended March 31, 2003, as product development efforts for injectible and intranasal delivery platforms continued and business development efforts increased.

 Other income of $27,000 for the quarter ended March 31, 2004, resulted from collections on a note receivable which had previously been reserved.

 Net interest expense during the quarter ended March 31, 2004, decreased $20,000 from the quarter ended March 31, 2003, to $51,000 for the quarter ended March 31, 2004, as a result of lower interest rates on existing debt.

 Net loss for the first quarter of 2004 was $245,000 as compared to a net loss of $298,000 for the same quarter last year, a decrease of $53,000 primarily due to volume-related increases in sales and gross margins. Loss per share for the first quarter 2004 was $0.02 compared to loss per share of $0.03 for the first quarter of 2003.


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

 Cautionary Statements for the Purposes of the "Safe Harbor" Provisions for "Forward-Looking Statements"

 Certain statements contained in this report are "forward-looking statements" within the meaning of Section 27A of the Act of 1933, as amended, and
 Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are subject to risks, uncertainties and other factors, which could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Potential risks and uncertainties include, but are not limited to, the ability of the Company and/or DelSite to obtain sufficient funds to finance DelSite's proposed activities; the ability of DelSite to successfully exploit the Company's new drug delivery technology; the adequacy of the Company's cash resources and cash flow from operations to finance its current operations; the Company's intention, plan or ability to repurchase shares of its outstanding Common Stock; the Company's ability to obtain the quantity or quality of raw materials it needs; and the impact of governmental regulations. For further information about the risks, uncertainties and other factors that could cause the Company's results to differ materially from the results indicated by such forward-looking statements refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2003.


 Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

 Fluctuations in interest rates on any variable rate debt instruments, which are tied to the prime rate, would affect our earnings and cash flows but would not affect the fair market value of the variable rate debt. The Company's exposure to market risk from changes in foreign currency exchange rates and the supply and prices of Aloe vera L. leaves has not changed materially from its exposure at December 31, 2003, as described in the Company's Annual Report on Form 10-K for the year then ended. See also, "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."


 Item 4.   Controls and Procedures

 The Company's management under the supervision and with the participation of its principal executive officer and principal financial officer, evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, its principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures as of the end of the period covered by this report have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. We believe that a controls system, no matter how well designed and operated, can not provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. There have been no significant changes in the Company's internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.


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

 On January 5, 2004, a jury trial was held to settle the remaining claims, with the jury finding for the Plaintiff on one claim, awarding $28,162, plus interest, for unpaid commissions, and finding for the Defendants on a second claim. The judge dismissed the third claim at the end of testimony, citing lack of sufficient evidence to support the Plaintiff's claim. The court awarded no legal fees or expenses to the Plaintiff. Total judgment was for approximately $35,000, which was recorded as of the period ended December 31, 2003. The Company has received notice of Plaintiff's intention to appeal the court's ruling on legal fees.

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

 A trial was held on October 7, 2003. Three days into the proceeding a mistrial was declared due to juror misconduct. The trial judge ordered the two parties to mediate the suit and such mediation is scheduled to occur on May 17, 2004. In the event mediation efforts are not successful, the court has set a new trial date of June 1, 2004.

 The Company believes that Plaintiff's claims are without merit and intends to vigorously defend against those claims.


 Item 2.   Changes in Securities and Use of Proceeds.

 EQUITY SECURITIES REPURCHASE PROGRAM

 In March 2001, the Board of Directors authorized the Company to repurchase up to one million shares of its outstanding Common Stock. The Company believes it has the financial resources necessary to repurchase shares from time to time pursuant to the Board's repurchase authorization. The Company did not repurchase any shares of its outstanding Common Stock during the quarter ended March 31, 2004.


 Item 6.   Exhibits and Reports on Form 8-K

           (a)  Exhibits

                10.1 Amendment to Distributor and License Agreement and
                     Supply Agreement with Medline Industries, Inc. dated April 9, 2004 (filed as Exhibit 10.1 to the Company's Form 8-K filed April 22, 2004, and incorporated herein by reference).

                32.1 Rule 13a-14(a)/15d-14(a) Certification.

                32.2 Rule 13a-14(a)/15d-14(a) Certification.

                32.3 Section 1350 Certification.

                32.4 Section 1350 Certification.

           (b)  Reports on Form 8-K

                The Company did not file any reports on Form 8-K for the quarter ended March 31, 2004.



                                  SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    CARRINGTON LABORATORIES, INC.
                                         (Registrant)



 Date: May 12, 2004                 By:  /s/ Carlton E. Turner
                                         -----------------------------
                                         Carlton E. Turner,
                                         President and
                                         Chief Executive Officer
                                         (principal executive officer)



 Date: May 12, 2004                 By:  /s/ Robert W. Schnitzius
                                         -----------------------------
                                         Robert W. Schnitzius,
                                         Vice President and
                                         Chief Financial Officer
                                         (principal financial and
                                         accounting officer)

                              INDEX TO EXHIBITS


      Item  Description
       No.

      10.1 Amendment to Distributor and License Agreement and Supply Agreement with Medline Industries, Inc. dated April 9, 2004 (filed as Exhibit 10.1 to the Company's Form 8-K filed April 22, 2004, and incorporated herein by reference).

      31.1 CEO Certification of SEC Reports Pursuant to Rule 13a-14(a)/15d-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

      31.2 CFO Certification of SEC Reports Pursuant to Rule 13a-14(a)/15d-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

      32.1 CEO Certification of SEC Reports Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      32.2 CFO Certification of SEC Reports Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.