Form 10-Q
period 2004-06-30
CARRINGTON LABORATORIES INC /TX/
filed 2004-08-13
CIK 718007

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549
                                  Form 10-Q


 (Mark One)
   ( x )    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 2004

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

 The number of shares of the registrant's common stock outstanding as of August 6, 2004 was 10,647,534.

                                    INDEX


                                                                Page
                                                                ----
      Part I.   FINANCIAL INFORMATION

           Item 1.   Financial Statements

                     Condensed Consolidated Balance Sheets
                     at June 30, 2004 (unaudited) and
                     December 31, 2003                            3

                     Condensed Consolidated Statements of
                     Operations for the three and six months
                     ended June 30, 2004 and 2003 (unaudited)     4

                     Condensed Consolidated Statements
                     of Cash Flows for the six months
                     ended June 30, 2004 and 2003 (unaudited)     6

                     Notes to Condensed Consolidated Financial
                     Statements (unaudited)                       7

           Item 2.   Management's Discussion and Analysis of     11
                     Financial Condition and Results of
                     Operations

           Item 3.   Quantitative and Qualitative Disclosures    17
                     About Market Risk

           Item 4.   Controls and Procedures.                    17

      Part II.  OTHER INFORMATION

           Item 1.   Legal Proceedings                           18

           Item 2.   Changes in Securities and Use of Proceeds   19

           Item 4.   Submission of Matters to a Vote             19

           Item 6.   Exhibits and Reports on Form 8-K            20

                        PART I - FINANCIAL INFORMATION

 Item 1.   Financial Statements

 Carrington Laboratories, Inc.
 Condensed Consolidated Balance Sheets
 (Amounts in thousands)


                                                    June 30,   December 31,
                                                      2004         2003
                                                     ------       ------
                                                  (unaudited)
 ASSETS:
 Current Assets:
   Cash and cash equivalents                        $ 2,449      $ 1,920
   Accounts receivable, net                           3,257        3,098
   Inventories, net                                   4,670        5,960
   Prepaid expenses                                     459          253
                                                     ------       ------
 Total current assets                                10,835       11,231

 Property, plant and equipment, net                  10,787       10,538
 Customer relationships, net                            681          777
 Other assets, net                                      208          238
                                                     ------       ------
 Total assets                                       $22,511      $22,784
                                                     ======       ======
 LIABILITIES AND SHAREHOLDERS' EQUITY:
 Current Liabilities:
   Line of credit                                   $ 1,587      $ 1,587
   Accounts payable                                   1,448        2,037
   Accrued liabilities                                1,226        1,604
   Current portion of long-term debt and
     capital lease obligations                        1,132        1,104
   Deferred revenue                                   2,816        1,880
                                                     ------       ------
 Total current liabilities                            8,209        8,212

 Long-term debt and capital lease obligations         1,395        1,953

 SHAREHOLDERS' EQUITY:
 Common stock                                           107          104
 Capital in excess of par value                      53,566       53,000
 Accumulated deficit                                (40,763)     (40,482)
 Treasury stock at cost                                  (3)          (3)
                                                     ------       ------
 Total shareholders' equity                          12,907       12,619
                                                     ------       ------
 Total liabilities and shareholders' equity         $22,511      $22,784
                                                     ======       ======


       The accompanying notes are an integral part of these statements.

 Carrington Laboratories, Inc.
 Condensed Consolidated Statements of Operations (unaudited)
 (Dollar amounts and shares in thousands, except per share amounts)


                                                      Three Months Ended
                                                          June 30,
                                                      2004         2003
                                                     ------       ------
 Revenue:
   Net product sales                                $ 7,216      $ 7,345
   Royalty income                                       617          617
   Grant income, DelSite                                158            -
                                                     ------       ------
 Total revenue                                        7,991        7,962
 Cost of sales                                        4,813        4,883
                                                     ------       ------
 Gross margin                                         3,178        3,079

 Expenses:
 Selling, general and administrative                  1,954        1,968
 Research and development                               213          170
 Research and development-DelSite                     1,002          629
 Other income                                            (9)         (68)
 Interest expense, net                                   54           41
                                                     ------       ------
 Net income (loss) before income taxes                  (36)         339
 Provision for income taxes                               -            -
                                                     ------       ------
 Net income (loss)                                  $   (36)     $   339
                                                     ======       ======
 Basic and diluted earnings (loss) per share        $ (0.00)     $  0.03

 Basic and diluted average shares outstanding        10,577       10,026


       The accompanying notes are an integral part of these statements.

 Carrington Laboratories, Inc.
 Condensed Consolidated Statements of Operations (unaudited)
 (Dollar amounts and shares in thousands, except per share amounts)


                                                      Six Months Ended
                                                          June 30,
                                                      2004         2003
                                                     ------       ------
 Revenue:
   Net product sales                                $13,907      $13,631
   Royalty income                                     1,235        1,235
   Grant income, DelSite                                189            -
                                                     ------       ------
 Total revenue                                       15,331       14,866
 Cost of sales                                        9,387        9,221
                                                     ------       ------
 Gross margin                                         5,944        5,645

 Expenses:
 Selling, general and administrative                  3,938        3,844
 Research and development                               453          377
 Research and development-DelSite                     1,766        1,340
 Other income                                           (37)         (68)
 Interest expense, net                                  105          112
                                                     ------       ------
 Net income (loss) before income taxes                 (281)          40
 Provision for income taxes                               -            -
                                                     ------       ------
 Net income (loss)                                  $  (281)     $    40
                                                     ======       ======

 Basic and diluted earnings (loss) per share        $ (0.03)     $  0.00

 Basic and diluted average shares outstanding        10,509       10,009


       The accompanying notes are an integral part of these statements.

 Carrington Laboratories, Inc.
 Condensed Consolidated Statements of Cash Flows (unaudited)
 (Dollar amounts in thousands)

                                                          Six Months Ended
                                                              June 30,
                                                         2004          2003
                                                        ------        ------
 Cash flows used in operating activities
   Net income (loss)                                   $  (281)      $    40
   Adjustments to reconcile net income (loss) to net
    cash used in operating activities:
     Provision for bad debts                                 -            30
     Provision for inventory obsolescence                   90           192
     Depreciation and amortization                         659           616
   Changes in assets and liabilities:
     Receivables                                          (159)       (1,143)
     Inventories                                         1,200        (1,566)
     Prepaid expenses                                     (206)         (176)
     Other assets                                           30            67
     Accounts payable and accrued liabilities             (967)          949
     Deferred revenue                                      936            (5)
                                                        ------        ------
    Net cash provided by (used in) operating
      activities                                         1,302          (996)
                                                        ------        ------
 Investing activities:
    Purchases of property, plant and equipment            (812)         (910)
                                                        ------        ------
   Net cash used in investing activities                  (812)         (910)

 Financing activities:
   Proceeds from debt issuance                               -           500
   Principal payments on debt and capital lease
    obligations                                           (530)         (381)
   Issuances of common stock                               569            59
                                                        ------        ------
   Net cash provided by financing activities                39           178
                                                        ------        ------
   Net (decrease) increase in cash and cash equivalents    529        (1,728)
   Cash and cash equivalents, beginning of period        1,920         3,636
                                                        ------        ------
   Cash and cash equivalents, end of period            $ 2,449       $ 1,908
                                                        ======        ======

     Cash paid during the period for interest          $   114       $    43
     Cash paid during the period for federal, state
      and local income taxes                                 8            32
     Assets acquired under capital leases                    -           182


       The accompanying notes are an integral part of these statements.

 Notes to Condensed Consolidated Financial Statements (unaudited)

 (1)  Condensed Consolidated Financial Statements:

 The condensed consolidated balance sheet as of June 30, 2004, the condensed consolidated statements of operations for the three and six month periods ended June 30, 2004 and 2003 and the condensed consolidated statements of cash flows for the six month periods ended June 30, 2004 and 2003 of Carrington Laboratories, Inc., (the "Company") have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments (which include all normal recurring adjustments) necessary to present fairly the consolidated financial position, results of operations and cash flows for all periods presented have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's annual report to shareholders on Form 10-K for the year ended December 31, 2003. Certain prior year amounts have been reclassified to conform with the 2004 presentation.


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

 The following  table (in  thousands) illustrates  the effect  on net  income
 (loss) if the Company had applied the fair value recognition provision of FAS 123 to stock based compensation:

 ----------------------------------------------------------------------------
                                    Three Months Ended      Six Months Ended
                                         June 30,               June 30,
                                     2004        2003       2004        2003
 ----------------------------------------------------------------------------
 Net income (loss) (in thousands):

  As reported                      $   (36)    $   339    $  (281)    $    40
  Less: Stock-based compensation
        expense determined under
        fair value-based method       (117)       (160)      (950)       (220)
                                    ------      ------     ------      ------
  Pro forma net income (loss)      $  (153)    $   179    $(1,231)    $  (180)
                                    ======      ======     ======      ======
 Net income (loss) per share:
  As reported                      $ (0.00)    $  0.03    $ (0.03)    $  0.00
  Pro forma                        $ (0.01)    $  0.02    $ (0.12)    $ (0.02)

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

 In calculating the diluted income (loss) per share for the three-month and six-month periods ended June 30, 2004, no effect was given to options or warrants, because the effect of including these securities would have been anti-dilutive. Options and warrants outstanding for the three-month and six-month periods ended June 30, 2003 were not included in the computation of diluted income per share when the exercise price of the respective security was greater than the average market price of the common shares and, therefore, the effect would be anti-dilutive. Total options and warrants outstanding as of June 30, 2004 and 2003 were 1,666,000, and 1,683,000 respectively.


 (4)  Concentration of Credit Risk:

 Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of trade accounts receivable. The Company's customers are not concentrated in any specific geographic region but are concentrated in the health and personal care industry. Significant sales, defined as amounts in excess of ten percent (10%) of revenue, were made to two customers. Sales to Natural Alternatives International, Inc., ("Natural Alternatives") a customer in the Consumer Services Division, accounted for 51% and 38% of the company's total revenue during the quarter ended June 30, 2004 and 2003, respectively. Sales to Medline Industries, Inc., ("Medline") a customer in the Medical Services Division, accounted for 20% and 23% of the company's total revenue during the quarter ended June 30, 2004 and 2003, respectively.

 Customers with significant receivable balances as of June 30, 2004, defined as amounts in excess of ten percent (10%) of gross receivables included Natural Alternatives, ($1,595,000) and Medline ($797,300). Of these amounts, $2,168,000 has been collected as of August 6, 2004.


 (5)  Inventories:

 The following summarizes the components of inventory (in thousands):

                                              June 30,   December 31,
                                                2004         2003
                                               ------       ------
 Raw materials and supplies                   $ 2,512       $3,009
 Work-in-process                                  865          638
 Finished goods                                 2,103        3,048
 Less obsolescence reserve                       (810)        (735)
                                               ------       ------
 Total                                        $ 4,670      $ 5,960
                                               ======       ======

 (6)  Debt:

 In March 2003, the Company received a loan of $500,000 from Bancredito, a Costa Rica bank, with interest and principal to be repaid in monthly installments over eight years. The interest rate on the loan is the U.S. Prime Rate (4.25%) plus 2.0%. The loan is secured by a mortgage on an unused, 164-acre parcel of land owned by the Company in Costa Rica plus a lien on specified oral patch production equipment. The proceeds of the loan were used in the Company's operations. As of June 30, 2004, there was $436,000 outstanding on the loan.

 In July 2003, the Company received a loan of $1.0 million from Comerica Bank-Texas ("Comerica") under a variable rate installment note with interest and principal to be repaid in monthly installments over five years. The interest rate on the loan is the U.S. Prime Rate (4.25%) plus 0.5%. The loan is collateralized by the Company's accounts receivable and inventory and by a lien on the Company's production facility in Irving, Texas. The proceeds of the loan are being used in the Company's operations. As of June 30, 2004, there was $817,000 outstanding on the loan.

 The Company also has a $3.0 million line of credit with Comerica structured as a demand note without a stated maturity date and with an interest rate equal to the Comerica prime rate (4.25%) plus 0.5%. The line of credit is collateralized by the Company's accounts receivable and inventory and by a first lien on the Company's production facility and is used for operating needs, as required. As of June 30, 2004, there was $1,587,000 outstanding on the credit line with $813,000 credit available for operations, net of outstanding letters of credit of $600,000.

 The credit  facility  with  Comerica  includes  covenants that  require  the
 Company to maintain certain financial ratios. The Company was not in compliance with three of the covenant provisions, as defined by Comerica, as of June 30, 2004. The affected covenants were; 1) Total Net Worth: the Company was $568,000 below the covenant level of $12.5 million, 2) Current
 Ratio: the Company was .08 below  the covenant level of 2.0 and 3) Liquidity
 Ratio: the Company was .13 below the covenant level of 2.50. Both of the credit facilities with Comerica are cross-collateralized and cross-defaulted. Comerica has waived the events of noncompliance for the period ended June 30, 2004. The Company and Comerica are currently in negotiations to amend the debt covenants.

 Pursuant to the 2000 Distributor and License Agreement with Medline, the Company is to receive $12.5 million in base royalties over a five-year period ending November 30, 2005. In December 2002, the Company received an advance on future royalty payments due from Medline of $2.0 million, which was recorded in the Company's financial statements as a loan to be repaid in quarterly installments through September 2005. The interest rate on the loan is 6.5%. As of June 30, 2004, there was $954,000 outstanding on the advance.


 (7)  Income Taxes:

 The tax effects of temporary differences including net operating loss carryforwards have given rise to net deferred tax assets. At June 30, 2004 and December 31, 2003, the Company provided a valuation allowance against the entire balance of deferred tax asset due to the uncertainty as to the realization of the asset. At December 31, 2003, the Company had net operating loss carryforwards of approximately $43.6 million for federal income tax purposes, which began expiring in 2003, and research and development tax credit carryforwards of approximately $386,000, which began expiring in 2003, all of which are available to offset federal income taxes due in current and future periods. For the three-month and six-month periods ended June 30, 2004 and 2003, the Company recognized no benefit for income taxes.


 (8)  Contingencies:

 From time to time in the normal course of business, the Company is a party to various matters involving claims or possible litigation. Management believes the ultimate resolution of these matters will not have a material adverse effect on the Company's financial position or results of operations.


 (9)  Commitments:

 In December 2002, the Company purchased certain assets of the Custom Division of Creative Beauty Innovations, Inc. ("CBI"). As part of the purchase price for the acquired assets, for the five-year period ending in December 2007, the Company agreed to pay CBI an amount equal to 9.0909% of the Company's net sales up to $6.6 million per year and 8.5% of the Company's net sales over $6.6 million per year of CBI products to CBI's transferred customers. The Company recorded royalty expense of approximately $68,000 related to the sale of CBI products to CBI's transferred customers in the quarter ended June 30, 2004.

 On May 3, 2004, the Company retained Redington, Inc. to provide certain investor relations services. In addition to cash payments for their consulting services, Redington was also granted a non-qualified stock option to purchase 150,000 shares of the Company's Common Stock at a price of $4.15 per share, the closing price on that date. The options are exercisable based upon the attainment of certain sustained share price levels during a defined period of time.


 (10) Reportable Segments:

 The Company operates in three reportable segments: 1) Medical Services Division, which sells human and veterinary medical products through distributors and provides manufacturing services to customers in medical products markets; 2) Consumer Services Division, which provides bulk raw materials, finished products and manufacturing services to customers in the cosmetic and nutraceutical markets and 3) DelSite Biotechnologies, Inc. ("DelSite"), a research and development subsidiary responsible for the development of the Company's proprietary GelSite[TM] technology for controlled release and delivery of bioactive pharmaceutical ingredients.

 The Company  previously  reported  its  results  in  two  segments:  Medical
 Services Division and Caraloe, Inc. The Caraloe activities have been renamed the Consumer Services Division. In addition, due to the growing significance of DelSite's operations, in 2004 the Company began reporting DelSite as a separate segment. DelSite was previously reported as part of the corporate operations category.

 The Company evaluates performance and allocates resources based on profit or loss from operations before income taxes.

 Assets which are used in more than one segment are reported in the segment where the predominant use occurs. Total cash for the Company is included in the Corporate Assets figure.

 Reportable Segments (in thousands)

                               Medical  Consumer
                              Services  Services  DelSite  Corporate   Total
 ----------------------------------------------------------------------------
 Quarter ended June 30, 2004
 Revenues from unaffiliated
  customers                   $ 2,512    $5,321   $  158     $    -   $ 7,991
 Income (loss) before
  income taxes                   (681)    1,489     (844)         -       (36)
 Identifiable assets            7,615    10,924      923      3,049    22,511
 Capital expenditures               -        77      570          -       647
 Depreciation and
  amortization                     87       215       26          -       328

 Quarter ended June 30, 2003
 Revenues from unaffiliated
  customers                   $ 2,450    $5,512   $    -     $    -   $ 7,962
 Income (loss) before
  income taxes                   (244)    1,212     (629)         -       339
 Identifiable assets            8,607    12,013      300      2,626    23,546
 Capital expenditures             118       177        -          -       295
 Depreciation and
  amortization                     61       217       21          -       299

 Six months ended June 30, 2004
 Revenues from unaffiliated
  customers                   $ 5,400    $9,742   $  189     $    -   $15,331
 Income (loss) before
  income taxes                 (1,039)    2,335   (1,577)         -      (281)
 Capital expenditures               -       120      692          -       812
 Depreciation and
  amortization                    183       425       51          -       659

 Six months ended June 30, 2003
 Revenues from unaffiliated
  customers                   $ 5,310    $9,556   $    -     $    -   $14,866
 Income (loss) before
  income taxes                   (494)    1,874   (1,340)         -        40
 Capital expenditures             291       437      182          -       910
 Depreciation and
  amortization                    158       415       43          -       616


 Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

 BACKGROUND

 The Company  is  a  research-based biopharmaceutical,  medical  device,  raw materials and nutraceutical company engaged in the development, manufacturing and marketing of naturally-derived complex carbohydrates and other natural product therapeutics for the treatment of major illnesses, the dressing and management of wounds and nutritional supplements. The Company operates in three reportable segments: 1) Medical Services Division, which sells human and veterinary medical products through distributors and provides manufacturing services to customers in medical products markets;
 2) Consumer Services Division, which provides bulk raw materials, finished products and manufacturing services to customers in the cosmetic and nutraceutical markets and 3) DelSite, a research and development subsidiary responsible for the development of the Company's proprietary GelSite[TM] technology for controlled release and delivery of bioactive pharmaceutical ingredients.

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

 Prior to 1996, the Company generated most of its revenues from product sales in its Medical Services Division. In 1996, the Company launched its line of raw materials, including Manapol[R] powder, through its Consumer Services Division. In 2000, the Company entered into a Distributor and License Agreement with Medline granting Medline exclusive rights to distribute the Company's wound care products in the US. In 2001, the Company created its specialty manufacturing group to provide services to cosmetic, nutraceutical and medical markets. In December 2002, the Company acquired the assets of the custom division of CBI, which substantially increased revenues for the Consumer Services Division. In 2003 approximately 29% of the Company's revenues were generated through product sales and royalties in its Medical Services Division and 71% through sales of products and services in its Consumer Services Division. Since 2001, significant sales, defined as amounts in excess of ten percent (10%) of revenue, were made to two customers: Natural Alternatives and Medline.

 Sales to Natural Alternatives, a customer in the Consumer Services Division, accounted for 51% and 38% of the Company's total revenue during the quarter ended June 30, 2004 and 2003, respectively. Sales to Natural Alternatives are governed by a joint supply agreement with Natural Alternatives and Mannatech. Due to the nature of the product and the Company's relationship with Natural Alternatives and Mannatech, the Company expects this supply agreement will be renewed prior to its expiration at the end of November 2004. Sales to Medline, a customer in the Medical Services Division, accounted for 20% and 23% of the Company's total revenue during the quarter ended June 30, 2004 and 2003, respectively. Effective April 9, 2004, the Company entered into an amendment to the Distributor and License Agreement which, among other things, extended the term of the Distributor and License Agreement and the accompanying Supply Agreement through November 30, 2008.

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


 LIQUIDITY AND CAPITAL RESOURCES

 Cash at June 30, 2004 was $2,449,000 versus $1,920,000 at December 31, 2003.
 The increase in cash was primarily due to a $1,290,000 reduction in inventory levels, the receipt of $1,250,000 from Medline as an advance payment of royalties in consideration of the extended term of the Distributor and License Agreement and proceeds from stock option exercises and employee purchases of shares of $569,000. These cash receipts were partially offset by the Company's investment of $812,000 in capital expenditures to acquire operating assets, reduced debt and capital lease obligations of $530,000 and reduced accounts payable and accrued liabilities of $967,000.

 In July 2003, the Company received a loan of $1.0 million from Comerica under a variable rate installment note with interest and principal to be repaid in monthly installments over five years. The interest rate on the loan is the U.S. Prime Rate (4.25%) plus 0.5%. The loan is collateralized by the Company's accounts receivable and inventory and by a first lien on the Company's production facility in Irving, TX. The proceeds of the loan are being used in the Company's operations. As of June 30, 2004, there was $817,000 outstanding on the loan.

 The Company also has a line of credit with Comerica that provides for borrowings of up to $3.0 million based on the level of qualified accounts receivable and inventory. The line of credit is collateralized by accounts receivable and inventory. Borrowings under the line of credit bear interest at Comerica's prime rate (4.25%) plus 0.5%. The credit facility with Comerica includes covenants that require the Company to maintain certain financial ratios. The Company was not in compliance with three of the covenant provisions, as defined by Comerica, as of June 30, 2004. The affected covenants were; 1) Total Net Worth: the Company was $318,000 below the covenant level of $12.5 million, 2) Current Ratio: the Company was .08 below the covenant level of 2.0 and 3) Liquidity Ratio: the Company was .13 below the covenant level of 2.50. Both of the credit facilities with Comerica are cross-collateralized and cross-defaulted. Comerica has waived the events of non-compliance for the period ended June 30, 2004. The Company and Comerica are currently in negotiations to amend the debt covenants. As of June 30, 2004, there was $1,587,000 outstanding on the credit line with $813,000 credit available for operations, net of outstanding letters of credit of $600,000.

 In March 2003, the Company received a loan of $500,000 from Bancredito, a Costa Rica bank, with interest and principal to be repaid in monthly installments over eight years. The interest rate on the loan is the U.S. Prime Rate (4.25%) plus 2.0%. The loan is secured by a mortgage on an unused, 164-acre parcel of land owned by the Company in Costa Rica plus a lien on specified oral patch production equipment. The proceeds of the loan were used in the Company's operations. As of June 30, 2004, there was $436,000 outstanding on the loan.

 Pursuant to the Distributor and License Agreement with Medline, the Company is to receive $12.5 million in base royalties over a five-year period ending November 30, 2005. Effective April 9, 2004, the Company entered into an Amendment (the "Amendment") to the Distributor and License Agreement. The Amendment modified certain provisions contained in the Distributor and License Agreement and the Supply Agreement. Among other things, the Amendment extends the term of the Distributor and License Agreement and the term of the Supply Agreement through November 30, 2008, and subject to certain refund rights more specifically described in the Amendment, provides that the Company will receive an additional $1.25 million of royalties, to be paid upon the signing of the Amendment, in consideration of the extended term of the Distributor and License Agreement. The Company received the funds on April 21, 2004. The Company continues to recognize royalty income under this agreement, as amended, on a straight-line basis. At June 30, 2004, the Company had received $2.8 million more in royalties than it had recognized in income, which is recorded as deferred revenue on the balance sheet. Royalties to be received subsequent to June 30, 2004 total $2.0 million. In December 2002, the Company received an advance on future royalty payments due from Medline of $2.0 million which was recorded in the Company's financial statements as a loan to be repaid in quarterly installments through September 2005. The advance bears interest at 6.5% and is being repaid by reducing each quarterly royalty payment due from Medline by approximately $200,000. As of June 30, 2004, there was $954,000 outstanding on the advance.

 The Company anticipates capital expenditures in 2004 of approximately $1.9 million. The Company has spent $812,000 in the first six months of 2004 and anticipates spending $1.1 million in the remaining six months of the year. The expenditures will primarily be comprised of production and laboratory equipment and facility modifications.

 Presently, the Company's debt/equity ratio is 0.74 to 1. Debt includes all current liabilities and long-term debt. Based on its current estimates, management believes that the Company has the capacity to incur additional debt, and, in 2004, the Company intends to seek additional financing to be used as working capital. The Company anticipates that such borrowings, together with the expected cash flows from operations and licensing agreements and expected revenues from the Company's existing government grant program related to DelSite, will provide the funds necessary to finance its current operations, including expected levels of research and development for at least the next twelve months. However, the Company does not expect that its current cash resources will be sufficient to finance future major clinical studies and costs of filing new drug applications necessary to develop its products to their full commercial potential. Additional funds, therefore, may need to be raised through equity offerings, borrowings, licensing arrangements or other means. Management believes that each of the enumerated financing avenues is presently available to the Company. However, there is no assurance that the Company will be able to obtain such funds on satisfactory terms when they are needed.

 As a result of the current level of sales of raw materials produced at the Company's processing facility in Costa Rica, the Company's demand for Aloe vera L. leaves has exceeded and continues to exceed both the current and the normal production capacity of its farm. It has therefore been necessary for the Company to purchase Aloe vera L. leaves from other sources in Costa Rica at prices comparable to the cost of acquiring leaves from the Company's farm. From time to time the Company also imports leaves from other Latin American countries at prices comparable to those in the local market. The Company anticipates that the suppliers it currently uses will be able to meet all of its requirements for leaves for the foreseeable future.

 Since March 1998, the Company has been a minority investor in Aloe and Herbs International, Inc., a Panamanian corporation ("Aloe & Herbs"), the owner of Rancho Aloe (C.R.), S.A., a Costa Rican corporation, which produces Aloe vera L. leaves and sells them to the Company at competitive, local market rates.


 RESULTS OF OPERATIONS

 Quarter ended June 30, 2004 compared to quarter ended June 30, 2003

 Revenue for the quarter ended June 30, 2004, increased 0.4%, or $29,000, to $7,991,000 as compared to $7,962,000 during the quarter ended June 30, 2003. Consumer Services revenue during the second quarter of 2004 decreased 3.5%, or $191,000, to $5,321,000 versus $5,512,000 for the same quarter last year. The decrease in Consumer Services revenue is attributable to decreased specialty manufacturing sales of $622,000, which was primarily attributable to decreased sales to a major customer, decreased sales of cosmetic products of $627,000, which was primarily attributable to lower cosmetic product demand, and was partially offset by increased raw material sales of $1,058,000, which was primarily attributable to increased demand from Natural Alternatives.

 Medical Services revenue during the quarter ended June 30, 2004, increased 2.5%, or $62,000 to $2,512,000 as compared to $2,450,000 during the quarter ended June 30, 2003. The increase in Medical Services revenue was attributable to increased demand from Medline.

 Grant revenue in the amount of $158,000 was generated from a Small Business Innovation Research (SBIR) biodefense grant to DelSite. The total amount of the grant awarded was up to $888,000 over a two-year period beginning in March of 2004, depending on actual expenses for approved research. The grant will fund additional development of GelVac[TM], DelSite's intranasal vaccine delivery platform technology.

 Gross margin was $3,178,000 during the quarter ended June 30, 2004, as compared to $3,079,000 during the quarter ended June 30, 2003, an increase of 3.2%. Gross margin as a percentage of revenue grew to 39.8% during the second quarter of 2004 from 38.7% during the same quarter last year. The increase in gross margin was attributable to a favorable shift in the mix of products sold which was partially offset by higher manufacturing variances of $316,000 primarily attributable to lower production volumes in the United States.

 Selling, general and administrative expenses during the quarter ended June 30, 2004, decreased $14,000 to $1,954,000 as compared to $1,968,000 during the quarter ended June 30, 2003.

 Product-support research and development during the quarter ended June 30, 2004, increased to $213,000 as compared to $170,000 during the quarter ended June 30, 2003, primarily due to additional formulation development activities as the Company pursues new customers. The Company continues to focus the efforts of this group on product development in support of its manufacturing business. Research and development for DelSite during the quarter ended June 30, 2004, increased $373,000 or 59.3% to $1,002,000 as compared to $629,000 during the quarter ended June 30, 2003, as product development efforts for injectible and intranasal delivery platforms continued and business development efforts increased.

 Net interest expense during the quarter ended June 30, 2004, increased $13,000 from the quarter ended June 30, 2003, to $54,000 for the quarter ended June 30, 2004, as a result of higher debt balances.

 Net loss for the second quarter of 2004 was $36,000 as compared to net income of $339,000 for the same quarter last year, a decrease of $375,000 based on the factors described above. Loss per share for the second quarter 2004 was $0.00 compared to earnings per share of $0.03 for the second quarter of 2003.

 Six months ended June 30, 2004 compared to six months ended June 30, 2003

 Revenue for the six months ended June 30, 2004 increased $465,000, or 3.1%, to $15,331,000 as compared to $14,866,000 for the six months ended June 30, 2003. Consumer Services revenue for the six months ended June 30, 2004 increased $186,000 or 1.9% to $9,742,000 as compared to $9,556,000 for the six months ended June 30, 2003. The increase in Consumer Services revenue was primarily attributable to increased raw material sales of $1,377,000, which was primarily attributable to increased demand from Natural Alternatives and was partially offset by decreased sales of cosmetic products of $288,000 and decreased specialty manufacturing sales of $903,000, which was primarily attributable to decreased sales to a major customer.

 Medical Services revenue during the six months ended June 30, 2004 increased $90,000 or 1.7% to $5,400,000 as compared to $5,310,000 for the six months ended June 30, 2003. The increase in Medical Services revenue was attributable to increased demand from Medline.

 Gross margin for the six months ended June 30, 2004 increased $299,000 or 5.3% to $5,944,000 as compared to $5,645,000 for the six months ended June 30, 2003. Gross margin as a percentage of revenue increased to 38.8% for the six months ended June 30, 2004 from 38.0% for the six months ended June 30, 2003. The increase in gross margin was attributable to a shift in the mix of products toward higher margin product sales and was partially offset by higher manufacturing variances of $123,000 that was primarily attributable to lower production volumes in the United States.

 Selling, general and administrative expenses for the six months ended June 30, 2004 increased $94,000 or 2.4% to $3,938,000 as compared to $3,844,000 for the six months ended June 30, 2003 primarily due to legal expenses incurred in the settlement of the Singer lawsuit and continued legal expenses incurred in defending the Company against claims made by Swiss American Products.

 Product-support research and development for the six months ended June 30, 2004 increased to $453,000 as compared to $377,000 for the six months ended June 30, 2003 primarily due to additional formulation development activities as the Company pursues new customers. The Company continues to focus the efforts of this group on product development in support of its manufacturing business. Research and development for DelSite for the six months ended June 30, 2004 increased $426,000 or 31.8% to $1,766,000 as compared to
 $1,340,000 for the six months ended June 30, 2003 as product development efforts for injectible and intranasal delivery platforms continued and business development efforts increased.

 Net interest expense for the six months ended June 30, 2004 decreased $7,000 to $105,000 as compared to $112,000 for the six months ended June 30, 2003 as the result of lower interest rates on existing debt balances.

 Net loss for the six months ended June 30, 2004 increased $321,000 to $281,000 from net income of $40,000 for the six months ended June 30, 2003. The increase is primarily due to the factors described above. Loss per share for the six months ended June 30, 2004 was $0.03 as compared to an earnings per share of $0.00 for the six months ended June 30, 2003.


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


 Item 3.   Quantitative and Qualitative Disclosures About Market Risk

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


 Item 4.   Controls and Procedures

 The Company's management under the supervision and with the participation of its principal executive officer and principal financial officer, evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, its principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures as of the end of the period covered by this report have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. We believe that a controls system, no matter how well designed and operated, can not provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. There have been no changes in the Company's internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.


 Part II   OTHER INFORMATION

 Item 1.   Legal Proceedings

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

 On June 23, 2004, the United States District Court denied the Plaintiff's appeal for reasonable legal fees. On July 7, 2004, the Plaintiff filed a motion of appeal with the Fifth Circuit Court regarding all judgments entered by the District Court.

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

 A trial was held on October 7, 2003. Three days into the proceeding a mistrial was declared due to juror misconduct. The trial judge subsequently ordered the two parties to mediate the suit and such mediation was held on May 17, 2004, despite the efforts of the mediator the parties were unable to reach a settlement. Although a trial date had been set for June 1, 2004, the court has moved the trial start date to September 21, 2004.

 The Company believes that Plaintiff's claims are without merit and intends to vigorously defend against those claims.


 Item 2.  Changes in Securities and Use of Proceeds

 EQUITY SECURITIES REPURCHASE PROGRAM

 In March 2001, the Board of Directors authorized the Company to repurchase up to one million shares of its outstanding Common Stock. The Company believes it has the financial resources necessary to repurchase shares from time to time pursuant to the Board's repurchase authorization. The Company did not repurchase any shares of its outstanding Common Stock during the quarter ended June 30, 2004.


 Item 4.   Submission of Matters to a Vote of Security Holders

       (a) The annual meeting of the shareholders of the Company was held on May 20, 2004.

       (b) Proxies were solicited by the Board of Directors of the Company pursuant to Regulation 14A under the Securities and Exchange Act of 1934; there was no solicitation in opposition to the Board of Directors' nominees for director as listed in the proxy statement; and all of such nominees were duly elected as reported below.

       (c) Out of a total of 10,519,316 shares of the Company's common stock outstanding and entitled to vote, 9,730,875 shares were present in person or by proxy, representing approximately 92.5% of the outstanding shares.

       The first matter voted on by the shareholders, as fully described in the proxy statement for the annual meeting, was the election of directors. The following table presents the number of shares voted for, voted against, and withheld for each nominee for director.


    NOMINEE FOR      NUMBER OF VOTES    NUMBER OF VOTES   NUMBER OF VOTES
      DIRECTOR             FOR              AGAINST          WITHHELD
  -----------------------------------------------------------------------
  Thomas J. Marquez     9,576,100           140,834           13,941
  Selvi Vescovi         9,587,215           140,834            2,826
  Ronald R. Blanck      9,587,215           140,834            2,826
  Edwin Meese, III      9,586,900           140,834            3,141

       The second matter voted on by the shareholders, as fully described in the proxy statement for the annual meeting, was a proposal to amend the Company's Employee Stock Purchase Plan to increase the aggregate number of shares of Common Stock issuable under the plan from 1,000,000 to 1,250,000. The proposal was adopted with the holders of 4,624,203 shares voting in favor. The holders of 546,159 shares voted against the proposal, and the holders of 42,290 shares abstained from voting. Broker non-votes totaled 4,518,223.

       The third matter voted on by the shareholders, as fully described in the proxy statement for the annual meeting, was a proposal to approve the Company's 2004 Stock Option Plan to replace the Company's 1995 Stock Option Plan. The proposal was adopted with the holders of 4,247,769 shares voting in favor. The holders of 837,831 voted against the proposal, and the holders of 127,052 shares abstained from voting. Broker non-votes totaled 4,518,223.

       (d)   Inapplicable.


 Item 6.  Exhibits and Reports on Form 8-K

           (a)  Exhibits

                31.1   Rule 13a-14(a)/15d-14(a) Certification.
                31.2   Rule 13a-14(a)/15d-14(a) Certification.
                32.1   Section 1350 Certification.
                32.2   Section 1350 Certification.

           (b)  Reports on Form 8-K

                On April 22, 2004 the Company filed a Current Report on Form 8-K in which it reported that the Company had entered into an Amendment to Distributor and License Agreement and Supply Agreement with Medline Industries, Inc., effective April 9, 2004. The Amendment modified certain provisions between Carrington and Medline and also extended the term of each of the Agreements through November 30, 2008, and, subject to certain refund rights more specifically described in the Amendment, provided that Carrington will receive a $1.25 million advance payment of royalties in consideration of the extended term of the Distributor and License Agreement.

                On May 12, 2004, the Company filed a Current Report on Form 8-K in which it reported that it had released a press release describing its financial results for the three-month period ended March 31, 2004.



                                  SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    CARRINGTON LABORATORIES, INC.
                                         (Registrant)



 Date:  August 12, 2004             By:  /s/ Carlton E. Turner
                                         -----------------------------
                                         Carlton E. Turner,
                                         President and
                                         Chief Executive Officer
                                         (principal executive officer)



 Date:  August 12, 2004             By:  /s/ Robert W. Schnitzius
                                         -----------------------------
                                         Robert W. Schnitzius,
                                         Vice President and
                                         Chief Financial Officer
                                         (principal financial and
                                         accounting officer)

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