Form 10-Q
period 2004-09-30
CARRINGTON LABORATORIES INC /TX/
filed 2004-11-12
CIK 718007

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549
                                  Form 10-Q


 (Mark One)
   ( x )    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES
                             EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 2004

                                      OR

   (   )    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934


    For the transition period from __________________ To ___________________

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

 The number of shares of the registrant's common stock outstanding as of November 5, 2004 was 10,667,350.

                                    INDEX


                                                                     Page
                                                                     ----
      Part I.   FINANCIAL INFORMATION

           Item 1.   Financial Statements

                     Condensed Consolidated Balance Sheets
                     at September 30, 2004 (unaudited) and
                     December 31, 2003                                 3

                     Condensed Consolidated Statements of
                     Operations for the three and nine months
                     ended September 30, 2004 and 2003 (unaudited)     4

                     Condensed Consolidated Statements
                     of Cash Flows for the nine months
                     ended September 30, 2004 and 2003 (unaudited)     6

                     Notes to Condensed Consolidated Financial
                     Statements (unaudited)                            7

           Item 2.   Management's Discussion and Analysis of          12
                     Financial Condition and Results of
                     Operations

           Item 3.   Quantitative and Qualitative Disclosures         18
                     About Market Risk

           Item 4.   Controls and Procedures                          19

      Part II.  OTHER INFORMATION

           Item 1.   Legal Proceedings                                19

           Item 2.   Unregistered Sales of Equity Securities
                     and Use of Proceeds                              21

           Item 6.   Exhibits                                         21

                        PART I - FINANCIAL INFORMATION

 Item 1.   Financial Statements

 Carrington Laboratories, Inc.
 Condensed Consolidated Balance Sheets
 (Amounts in thousands)


                                                 September 30,  December 31,
                                                      2004         2003
                                                     ------       ------
                                                  (unaudited)
 ASSETS:
 Current Assets:
   Cash and cash equivalents                        $ 3,165      $ 1,920
   Accounts receivable, net                           2,110        3,098
   Inventories, net                                   4,769        5,960
   Prepaid expenses                                     449          253
                                                     ------       ------
 Total current assets                                10,493       11,231

 Property, plant and equipment, net                  11,154       10,538
 Customer relationships, net                            632          777
 Other assets, net                                      197          238
                                                     ------       ------
 Total assets                                       $22,476      $22,784
                                                     ======       ======
 LIABILITIES AND SHAREHOLDERS' EQUITY:
 Current Liabilities:
   Line of credit                                   $ 1,587      $ 1,587
   Accounts payable                                   1,237        2,037
   Accrued liabilities                                1,306        1,604
   Current portion of long-term debt and
    capital lease obligations                         1,180        1,104
   Deferred revenue                                   2,690        1,880
                                                     ------       ------
 Total current liabilities                            8,000        8,212

 Long-term debt and capital lease obligations         1,420        1,953

 SHAREHOLDERS' EQUITY:
 Common stock                                           107          104
 Capital in excess of par value                      53,611       53,000
 Accumulated deficit                                (40,659)     (40,482)
 Treasury stock at cost                                  (3)          (3)
                                                     ------       ------
 Total shareholders' equity                          13,056       12,619
                                                     ------       ------
 Total liabilities and shareholders' equity         $22,476      $22,784
                                                     ======       ======


       The accompanying notes are an integral part of these statements.

 Carrington Laboratories, Inc.
 Condensed Consolidated Statements of Operations (unaudited)
 (Dollar amounts and shares in thousands, except per share amounts)

                                                      Three Months Ended
                                                        September 30,
                                                      2004         2003
                                                     ------       ------
 Revenue:
   Net product sales                                $ 6,991      $ 6,915
   Royalty income                                       617          617
   Grant income, DelSite                                121            -
                                                     ------       ------
 Total revenue                                        7,729        7,532
 Cost of sales                                        4,391        5,035
                                                     ------       ------
 Gross margin                                         3,338        2,497

 Expenses:
 Selling, general and administrative                  1,929        2,046
 Research and development                               256          288
 Research and development-DelSite                       997          623
 Other income                                             -          (56)
 Interest expense, net                                   52           62
                                                     ------       ------
 Income (loss) before income taxes                      104         (466)
 Provision for income taxes                               -            -
                                                     ------       ------
 Net income (loss)                                  $   104      $  (466)
                                                     ======       ======

 Basic and diluted earnings (loss) per share         $ 0.01      $ (0.05)

 Basic average shares outstanding                    10,656       10,141

 Diluted average shares outstanding                  11,507       10,141


       The accompanying notes are an integral part of these statements.

 Carrington Laboratories, Inc.
 Condensed Consolidated Statements of Operations (unaudited)
 (Dollar amounts and shares in thousands, except per share amounts)


                                                      Nine Months Ended
                                                        September 30,
                                                      2004         2003
                                                     ------       ------
 Revenue:
   Net product sales                               $ 20,898      $20,545
   Royalty income                                     1,852        1,853
   Grant income, DelSite                                310            -
                                                     ------       ------
 Total revenue                                       23,060       22,398
 Cost of sales                                       13,778       14,256
                                                     ------       ------
 Gross margin                                         9,282        8,142

 Expenses:
 Selling, general and administrative                  5,867        5,891
 Research and development                               710          665
 Research and development-DelSite                     2,762        1,962
 Other income                                           (37)        (124)
 Interest expense, net                                  157          174
                                                     ------       ------
 Income (loss) before income taxes                     (177)        (426)
 Provision for income taxes                               -            -
                                                     ------       ------
 Net income (loss)                                  $  (177)     $  (426)
                                                     ======       ======

 Basic and diluted earnings (loss) per share        $ (0.02)     $ (0.04)

 Basic and diluted average shares outstanding        10,559       10,054


       The accompanying notes are an integral part of these statements.

 Carrington Laboratories, Inc.
 Condensed Consolidated Statements of Cash Flows (unaudited)
 (Dollar amounts in thousands)

                                                         Nine Months Ended
                                                           September 30,
                                                         2004          2003
                                                        ------        ------
 Cash flows used in operating activities
   Net income (loss)                                   $  (177)      $  (426)
   Adjustments to reconcile net income (loss)
    to net cash used in operating activities:
     Provision for bad debts                                22            75
     Provision for inventory obsolescence                  135           200
     Depreciation and amortization                       1,009           991
   Changes in assets and liabilities:
     Receivables                                           966        (1,865)
     Inventories                                         1,056        (1,863)
     Prepaid expenses                                     (196)          119
     Other assets                                           41            48
     Accounts payable and accrued liabilities           (1,099)          673
     Deferred revenue                                      810            88
                                                        ------        ------
   Net cash provided by (used in) operating
     activities                                          2,567        (1,960)
                                                        ------        ------
 Investing activities:
    Purchases of property, plant and equipment          (1,479)       (1,392)
                                                        ------        ------
   Net cash used in investing activities                (1,479)       (1,392)

 Financing activities:
   Proceeds from debt issuance                             350         1,500
   Principal payments on debt and capital lease
    obligations                                           (807)         (442)
   Issuances of common stock                               614           322
                                                        ------        ------
   Net cash provided by financing activities               157         1,380
                                                        ------        ------
   Net increase (decrease) in cash and cash equivalents  1,245        (1,972)
   Cash and cash equivalents, beginning of period        1,920         3,636
                                                        ------        ------
   Cash and cash equivalents, end of period            $ 3,165       $ 1,664
                                                        ======        ======

     Cash paid during the period for interest          $   157       $   174
     Cash paid during the period for federal, state
      and local income taxes                                 8            32
     Assets acquired under capital leases                    -           182


       The accompanying notes are an integral part of these statements.

 Notes to Condensed Consolidated Financial Statements (unaudited)

 (1)  Condensed Consolidated Financial Statements:

 The condensed consolidated balance sheet as of September 30, 2004, the condensed consolidated statements of operations for the three and nine month periods ended September 30, 2004 and 2003 and the condensed consolidated statements of cash flows for the nine month periods ended September 30, 2004 and 2003 of Carrington Laboratories, Inc., (the "Company") have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments (which include all normal recurring adjustments) necessary to present fairly the consolidated financial position, results of operations and cash flows for all periods presented have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.
 These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's annual report to shareholders on Form 10-K for the year ended December 31, 2003. Certain prior year amounts have been reclassified to conform with the 2004 presentation.


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

 The following table (in thousands except per share data) illustrates the effect on net income (loss) if the Company had applied the fair value recognition provision of FAS 123 to stock based compensation:

 ----------------------------------------------------------------------------
                                   Three Months Ended      Nine Months Ended
                                       September 30,          September 30,
                                     2004        2003       2004        2003
 ----------------------------------------------------------------------------
 Net income (loss) (in thousands):

  As reported                      $   104     $  (466)   $  (177)    $  (426)
  Less: Stock-based compensation
        expense determined under
        fair value-based method       (100)       (110)    (1,050)       (330)
                                    ------      ------     ------      ------
  Pro forma net income (loss)      $     4     $  (576)   $(1,227)    $  (756)
                                    ======      ======     ======      ======
 Net income (loss) per share:
  As reported                      $  0.01     $ (0.05)   $ (0.02)    $ (0.04)
  Pro forma                        $     -     $ (0.05)   $ (0.12)    $ (0.08)

 Because options vest over a period of several years and additional awards are generally made each year, the pro forma information presented above is not necessarily indicative of the effects on reported or pro forma net earnings or losses for future years.


 (3)  Net Income (Loss) Per Share:

 Basic Earnings Per Share ("EPS") calculations are based on the weighted-average number of common shares outstanding during the period, while diluted EPS calculations are calculated using the weighted-average number of common shares and dilutive common share equivalents outstanding during each period. The Company's average closing price for the period is used to calculate the dilution of stock options in its EPS calculation.

 The following data shows the amounts used in computing EPS and  their effect on the weighted-average number  of common shares  and dilutive common  share
 equivalents for the  three months  ended September 30,  2004 and  2003.   At
 September 30,  2004, 775,475  common stock  options were  excluded from  the diluted EPS calculation, as their effect was antidilutive.  At September 30,
 2003, 1,494,312 common stock options and 50,000 warrants  were excluded from the diluted EPS calculation, as their effect  was antidilutive.  The amounts are rounded to the nearest thousand, except per share amounts.

                             For the three months ended            For the three months ended
                                 September 30, 2004                    September 30, 2003
                        ------------------------------------  ------------------------------------
                           Income        Shares    Per share     Income        Shares    Per share
                        (Numerator)  (Denominator)  amount    (Numerator)  (Denominator)  amount
 Basic EPS:
 ----------
  Net income (loss)
    available to
    common shareholders    $  104        10,656    $  0.01     $  (466)        10,141    $ (0.05)
  Effect of dilutive
  securities:
    Stock Options               0           851       0.00           0              0       0.00
                            -----        ------     ------      ------         ------     ------
 Diluted EPS:
 ------------
  Net income (loss)
    available to
    common shareholders
    plus assumed
    conversions            $  104        11,507    $  0.01     $  (466)        10,141    $ (0.05)
                            =====        ======     ======      ======         ======     ======


 The following data shows the amounts used in computing EPS and their effect on the weighted-average number of common shares and dilutive common share equivalents for the nine months ended September 30, 2004 and 2003. At
 September 30, 2004, 1,626,664 common stock options were excluded from the diluted EPS calculation as their effect was antidilutive. At September 30, 2003, 1,494,312 common stock options and 50,000 warrants were excluded from the diluted EPS calculation, as their effect was antidilutive. The amounts are rounded to the nearest thousand, except per share amounts. Total options and warrants outstanding as of September 30, 2004 and 2003 were 1,626,664, and 1,544,312, respectively.

                              For the nine months ended             For the nine months ended
                                 September 30, 2004                    September 30, 2003
                        ------------------------------------  ------------------------------------
                           Income        Shares    Per share     Income        Shares    Per share
                        (Numerator)  (Denominator)  amount    (Numerator)  (Denominator)  amount
 Basic EPS:
 ----------
  Net income (loss)
    available to
    common shareholders    $ (177)       10,559    $ (0.02)    $  (426)        10,054    $ (0.04)
  Effect of dilutive
  securities:
    Stock Options               0             0       0.00           0              0       0.00
                            -----        ------     ------      ------         ------     ------
 Diluted EPS:
 ------------
  Net income (loss)
    available to
    common shareholders
    plus assumed
    conversions            $ (177)       10,559    $ (0.02)    $  (426)        10,054    $ (0.04)
                            =====        ======     ======      ======         ======     ======


 (4)  Concentration of Credit Risk:

 Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of trade accounts receivable. The Company's customers are not concentrated in any specific geographic region but are concentrated in the health and personal care industry. Significant sales, defined as amounts in excess of ten percent (10%) of revenue, were made to two customers. Sales to Natural Alternatives International, Inc., ("Natural Alternatives") a customer in the Consumer Services Division, accounted for 42% and 45% of the Company's total revenue during the quarter ended September 30, 2004 and 2003, respectively. Sales to Medline Industries, Inc., ("Medline") a customer in the Medical Services Division, accounted for 31% and 32% of the Company's total revenue during the quarter ended September 30, 2004 and 2003, respectively.

 Customers with significant receivable balances as of September 30, 2004, defined as amounts in excess of ten percent (10%) of gross receivables included Natural Alternatives, ($660,000) and Medline ($887,000). Of these amounts, $1,238,000 has been collected as of November 5, 2004.


 (5)  Inventories:

 The following summarizes the components of inventory (in thousands):

                                            September 30, December 31,
                                                2004         2003
                                               ------       ------
 Raw materials and supplies                   $ 2,512      $ 3,009
 Work-in-process                                  676          638
 Finished goods                                 2,413        3,048
 Less obsolescence reserve                       (832)        (735)
                                               ------       ------
 Total                                        $ 4,769      $ 5,960
                                               ======       ======

 (6)  Debt:

 In March 2003, the Company received a loan of $500,000 from Bancredito, a Costa Rica bank, with interest and principal to be repaid in monthly installments over eight years. The interest rate on the loan is the U.S. Prime Rate (4.75%) plus 2.0%. The loan is secured by a mortgage on an unused, 164-acre parcel of land owned by the Company in Costa Rica plus a lien on specified oral patch production equipment. The proceeds of the loan were used in the Company's operations. As of September 30, 2004, there was $432,000 outstanding on the loan.

 In July 2003, the Company received a loan of $1.0 million from Comerica Bank-Texas ("Comerica") under a variable rate installment note with interest and principal to be repaid in monthly installments over five years. The interest rate on the loan is the U.S. Prime Rate (4.75%) plus 0.5%. The loan is collateralized by the Company's accounts receivable and inventory and by a lien on the Company's production facility in Irving, Texas. The proceeds of the loan are being used in the Company's operations. As of September 30, 2004, there was $767,000 outstanding on the loan.

 The Company also has a $3.0 million line of credit with Comerica structured as a demand note without a stated maturity date and with an interest rate equal to the Comerica prime rate (4.75%) plus 0.5%. The line of credit is collateralized by the Company's accounts receivable and inventory and by a first lien on the Company's production facility and is used for operating needs, as required. As of September 30, 2004, there was $1,587,000 outstanding on the credit line with $813,000 credit available for operations, net of outstanding letters of credit of $600,000.

 Effective July 1, 2004, the Company and Comerica negotiated an amendment to the Company's credit facilities, which, among other things, redefined the covenants that require the Company to maintain certain financial ratios. As a result of the amendment, the Company is now, and as of September 30, 2004 was, in compliance with all of the covenant provisions. The new covenants and the Company's position at September 30, 2004 are as follows:

    Covenant           Covenant Requirement        Company's Position
    --------           --------------------        ------------------
 Total Net Worth           $11,300,000                $12,380,000
 Current Ratio                 1.60                       1.89
 Liquidity Ratio               1.75                       2.24

 The Total Net Worth covenant amount will escalate up to $12,200,000 by December 31, 2004 and maintain at that level until maturity. The Current Ratio and the Liquidity Ratio covenant amount will remain at the same fixed amount until maturity of the loan. Both of the credit facilities with Comerica are cross-collateralized and cross-defaulted.

 In September 2004, the Company received a loan of $350,000 from Bancredito, a Costa Rica bank, with interest and principal to be repaid in monthly installments over eight years. The interest rate on the loan is the U.S. Prime Rate (4.75%) plus 2.5%. The loan is secured by certain of the Company's equipment. The proceeds of the loan are being used in the Company's operations. As of September 30, 2004, there was $347,000 outstanding on the loan.

 Pursuant to the 2000 Distributor and License Agreement with Medline, the Company is to receive $12.5 million in base royalties over a five-year period ending November 30, 2005. In December 2002, the Company received an advance on future royalty payments due from Medline of $2.0 million, which was recorded in the Company's financial statements as a loan to be repaid in quarterly installments through September 2005. The interest rate on the loan is 6.5%. As of September 30, 2004, there was $769,000 outstanding on the advance.


 (7)  Income Taxes:

 The tax effects of temporary differences including net operating loss carryforwards have given rise to net deferred tax assets. At September 30, 2004 and December 31, 2003, the Company provided a valuation allowance against the entire balance of deferred tax asset due to the uncertainty as to the realization of the asset. At December 31, 2003, the Company had net operating loss carryforwards of approximately $43.6 million for federal income tax purposes, which began expiring in 2003, and research and development tax credit carryforwards of approximately $386,000, which began expiring in 2003, all of which are available to offset federal income taxes due in current and future periods. For the three-month and nine-month periods ended September 30, 2004 and 2003, the Company recognized no benefit for income taxes.


 (8)  Contingencies:

 From time to time in the normal course of business, the Company is a party to various matters involving claims or possible litigation. Management believes the ultimate resolution of these matters will not have a material adverse effect on the Company's financial position or results of operations.


 (9)  Commitments:

 In December  2002,  the  Company  purchased  certain assets  of  the  Custom
 Division of Creative Beauty Innovations, Inc. ("CBI"). As part of the purchase price for the acquired assets, for the five-year period ending in December 2007, the Company agreed to pay CBI an amount equal to 9.0909% of the Company's net sales up to $6.6 million per year and 8.5% of the Company's net sales over $6.6 million per year of CBI products to CBI's transferred customers. The Company recorded royalty expense of approximately $71,000 related to the sale of CBI products to CBI's transferred customers in the quarter ended September 30, 2004.

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


 (10) Reportable Segments:

 The Company operates in three reportable segments: 1) Medical Services Division, which sells human and veterinary medical products through distributors and provides manufacturing services to customers in medical products markets; 2) Consumer Services Division, which provides bulk raw materials, finished products and manufacturing services to customers in the cosmetic and nutraceutical markets and 3) DelSite Biotechnologies, Inc. ("DelSite"), a research and development subsidiary responsible for the development of the Company's proprietary GelSite[R] technology for controlled release and delivery of bioactive pharmaceutical ingredients.

 Prior to January 1, 2004, the Company reported its results in two  segments:
 Medical Services Division and Caraloe, Inc. The Caraloe activities have been renamed the Consumer Services Division. In addition, due to the growing significance of DelSite's operations, in 2004 the Company began reporting DelSite as a separate segment. DelSite was previously reported as part of the corporate operations category.

 The Company evaluates performance and allocates resources based on profit or loss from operations before income taxes.

 Assets which are used in more than one segment are reported in the segment where the predominant use occurs. Total cash for the Company is included in the Corporate Assets figure.

 Reportable Segments (in thousands)

                               Medical  Consumer
                              Services  Services  DelSite  Corporate   Total
 ----------------------------------------------------------------------------
 Quarter ended
   September 30, 2004
 Revenues from unaffiliated
  customers                   $ 2,542   $ 5,066   $  121     $    -   $ 7,729
 Income (loss) before
  income taxes                   (584)    1,564     (876)         -       104
 Identifiable assets            7,279    10,364    1,021      3,812    22,476
 Capital expenditures               -        50      617          -       667
 Depreciation and
  amortization                     89       209       51          -       349

 Quarter ended
   September 30, 2003
 Revenues from unaffiliated
  customers                   $ 2,852   $ 4,680   $    -     $    -   $ 7,532
 Income (loss) before
  income taxes                   (787)      943     (622)         -      (466)
 Identifiable assets            9,575    11,942      279      2,121    23,917
 Capital expenditures               -       301        -          -       301
 Depreciation and
  amortization                    105       225       47          -       377

 Nine months ended
   September 30, 2004
 Revenues from unaffiliated
  customers                   $ 7,942   $14,808   $  310     $    -   $23,060
 Income (loss) before
  income taxes                 (1,621)    3,896   (2,452)         -      (177)
 Capital expenditures               -       170    1,309          -     1,479
 Depreciation and
  amortization                    259       648      102          -     1,009

 Nine months ended
   September 30, 2003
 Revenues from unaffiliated
  customers                   $ 8,163   $14,235   $    -     $    -   $22,398
 Income (loss) before
  income taxes                 (1,351)    2,887   (1,962)         -      (426)
 Capital expenditures             291       919      182          -     1,392
 Depreciation and
  amortization                    263       638       90          -       991


 Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

 BACKGROUND

 The Company  is  a  research-based biopharmaceutical,  medical  device,  raw materials and nutraceutical company engaged in the development, manufacturing and marketing of naturally-derived complex carbohydrates and other natural product therapeutics for the treatment of major illnesses, the dressing and management of wounds and nutritional supplements. The Company operates in three reportable segments: 1) Medical Services Division, which sells human and veterinary medical products through distributors and provides manufacturing services to customers in medical products markets; 2) Consumer Services Division, which provides bulk raw materials, finished products and manufacturing services to customers in the cosmetic and nutraceutical markets and 3) DelSite, a research and development subsidiary responsible for the development of the Company's proprietary GelSite[R] technology for controlled release and delivery of bioactive pharmaceutical ingredients.

 Prior to January 1, 2004, the Company reported its results in two  segments:
 Medical Services Division and Caraloe, Inc. The Caraloe activities have been renamed the Consumer Services Division. In addition, due to the growing significance of DelSite's operations, the Company has decided to report DelSite as a separate segment. DelSite was previously reported as part of the corporate operations category.

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

 Sales to Natural Alternatives, a customer in the Consumer Services Division, accounted for 42% and 45% of the Company's total revenue during the quarter ended September 30, 2004 and 2003, respectively. Sales to Natural
 Alternatives  are  governed  by  a  joint  supply  agreement  with   Natural
 Alternatives and Mannatech, Inc. ("Mannatech"). Due to the nature of the product and the Company's relationship with Natural Alternatives and Mannatech, the Company expects this supply agreement will be renewed prior to its expiration at the end of November 2004. Sales to Medline, a customer in the Medical Services Division, accounted for 31% and 32% of the Company's total revenue during the quarter ended September 30, 2004 and 2003, respectively. Effective April 9, 2004, the Company entered into an amendment to the Distributor and License Agreement which, among other things, extended the term of the Distributor and License Agreement and the accompanying Supply Agreement through November 30, 2008.

 The Company's wholly-owned subsidiary, DelSite, operates independently from the Company's research and development program and is responsible for the research, development and marketing of the Company's proprietary GelSite[R] technology for controlled release and delivery of bioactive pharmaceutical ingredients. The Company's Gelsite[R] polymer technology is the basis for the GelVac[TM] Nasal Powder vaccine delivery system, a novel polysaccharide that turns from a powder to a gel upon contact with the nasal fluids, resulting in controlled release and increased nasal residence time of vaccine antigens. Additional revenues to the Company arise from time to time through research grants awarded to DelSite.

 In March 2004 DelSite received a Small Business Innovation Research (SBIR) grant award of up to $888,000 over a two-year period. The grant will fund additional development of GelVac[TM], DelSite's intranasal vaccine delivery platform technology. In October 2004 DelSite received notification of a $6 million grant over a three-year period from the National Institute of Allergy and Infectious Diseases. The $6 million grant is to fund the development of an inactivated influenza nasal powder vaccine against the H5N1 strain, commonly known as bird flu, utilizing the Company's proprietary GelVac[TM] delivery system. The grant was awarded under a biodefense and SARS product development initiative and will fund a three-year preclinical program.


 LIQUIDITY AND CAPITAL RESOURCES

 Cash at September 30, 2004 was $3,165,000 versus $1,920,000 at December 31, 2003. The increase in cash was primarily due to a $1,056,000 reduction in inventory levels, a $966,000 reduction in accounts receivable, the receipt of $350,000 in loan proceeds, the receipt of $1,250,000 from Medline as an advance payment of royalties in consideration of the extended term of the Distributor and License Agreement and proceeds from stock option exercises and employee purchases of shares of $614,000. These cash receipts were partially offset by the Company's investment of $1,479,000 in capital expenditures to acquire operating assets, reduced debt and capital lease obligations of $807,000 and reduced accounts payable and accrued liabilities of $1,099,000.

 In July 2003, the Company received a loan of $1.0 million from Comerica under a variable rate installment note with interest and principal to be repaid in monthly installments over five years. The interest rate on the loan is the U.S. Prime Rate (4.75%) plus 0.5%. The loan is collateralized by the Company's accounts receivable and inventory and by a first lien on the Company's production facility in Irving, TX. The proceeds of the loan are being used in the Company's operations. As of September 30, 2004, there was $767,000 outstanding on the loan.

 The Company also has a line of credit with Comerica that provides for borrowings of up to $3.0 million based on the level of qualified accounts receivable and inventory. The line of credit is collateralized by accounts receivable and inventory. Borrowings under the line of credit bear interest at Comerica's prime rate (4.75%) plus 0.5%. Effective July 1, 2004, the Company and Comerica negotiated an amendment to the Company's credit facilities, which, among other things, redefined the covenants that require the Company to maintain certain financial ratios. As a result of the amendment, the Company is now, and as of September 30, 2004 was, in compliance with all of the covenant provisions. The new covenants and the Company's position at September 30, 2004 are as follows:

    Covenant           Covenant Requirement        Company's Position
    --------           --------------------        ------------------
 Total Net Worth           $11,300,000                $12,380,000
 Current Ratio                 1.60                       1.89
 Liquidity Ratio               1.75                       2.24

 The Total Net Worth covenant amount will escalate up to $12,200,000 by December 31, 2004 and maintain at that level until maturity. The Current Ratio and the Liquidity Ratio covenant amount will remain at the same fixed amount until maturity of the loan. Both of the credit facilities with Comerica are cross-collateralized and cross-defaulted. As of September 30, 2004, there was $1,587,000 outstanding on the credit line with $813,000 credit available for operations, net of outstanding letters of credit of $600,000.

 In March 2003, the Company received a loan of $500,000 from Bancredito, a Costa Rica bank, with interest and principal to be repaid in monthly installments over eight years. The interest rate on the loan is the U.S. Prime Rate (4.75%) plus 2.0%. The loan is secured by a mortgage on an unused, 164-acre parcel of land owned by the Company in Costa Rica plus a lien on specified oral patch production equipment. The proceeds of the loan were used in the Company's operations. As of September 30, 2004, there was $432,000 outstanding on the loan.

 In September 2004, the Company received a loan of $350,000 from Bancredito, a Costa Rica bank, with interest and principal to be repaid in monthly installments over eight years. The interest rate on the loan is the U.S. Prime Rate (4.75%) plus 2.5%. The loan is secured by certain of the Company's equipment. The proceeds of the loan are being used in the Company's operations. As of September 30, 2004, there was $347,000 outstanding on the loan.

 Pursuant to the Distributor and License Agreement with Medline, the Company is to receive $12.5 million in base royalties over a five-year period ending November 30, 2005. Effective April 9, 2004, the Company entered into an Amendment (the "Amendment") to the Distributor and License Agreement. The Amendment modified certain provisions contained in the Distributor and License Agreement and the Supply Agreement. Among other things, the Amendment extends the term of the Distributor and License Agreement and the term of the Supply Agreement through November 30, 2008, and subject to certain refund rights more specifically described in the Amendment, provides that the Company will receive an additional $1.25 million of royalties, to be paid upon the signing of the Amendment, in consideration of the extended term of the Distributor and License Agreement. The Company received the funds on April 21, 2004. The Company continues to recognize royalty income under this agreement, as amended, on a straight-line basis. At September 30, 2004, the Company had received $2.6 million more in royalties than it had recognized in income, which is recorded as deferred revenue on the balance sheet. Royalties to be received subsequent to September 30, 2004 total $1.5 million. In December 2002, the Company received an advance on future royalty payments due from Medline of $2.0 million which was recorded in the Company's financial statements as a loan to be repaid in quarterly installments through September 2005. The advance bears interest at 6.5% and is being repaid by reducing each quarterly royalty payment due from Medline by approximately $200,000. As of September 30, 2004, there was $769,000 outstanding on the advance.

 The Company anticipates capital expenditures in 2004 of approximately $1.9 million. The Company has spent $1,479,000 in the first nine months of 2004 and anticipates spending $421,000 in the remaining three months of the year. The expenditures will primarily be comprised of production and laboratory equipment and facility modifications.

 Presently, the Company's debt/equity ratio is 0.72 to 1. Debt includes all current liabilities and long-term debt. Based on its current estimates, management believes that the Company has the capacity to incur additional debt, and, in 2005, the Company may seek additional financing to be used as working capital. The Company anticipates that such borrowings, together with the expected cash flows from operations and licensing agreements and expected revenues from the Company's existing government grant programs related to DelSite, will provide the funds necessary to finance its current operations, including expected levels of research and development for at least the next twelve months. However, the Company does not expect that its current cash resources will be sufficient to finance future major clinical studies and costs of filing new drug applications necessary to develop its products to their full commercial potential. Additional funds, therefore, may need to be raised through equity offerings, borrowings, licensing arrangements or other means. Management believes that each of the enumerated financing avenues is presently available to the Company. However, there is no assurance that the Company will be able to obtain such funds on satisfactory terms when they are needed.

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


 RESULTS OF OPERATIONS

 Quarter ended September 30, 2004 compared to quarter ended September 30, 2003

 Revenue for the quarter ended September 30, 2004 increased 2.6%, or $197,000, to $7,729,000 as compared to $7,532,000 during the quarter ended September 30, 2003. Consumer Services revenue during the third quarter of 2004 increased 8.2%, or $386,000, to $5,066,000 versus $4,680,000 for the same quarter last year. The increase in Consumer Services revenue is primarily attributable to increased raw material sales of $655,000, which resulted from increased demand from Natural Alternatives. This increase was partially offset by decreased sales of cosmetic products of $219,000, which was primarily attributable to lower cosmetic product demand.

 Medical Services revenue during the quarter ended September 30, 2004 decreased 10.9%, or $310,000, to $2,542,000 as compared to $2,852,000 during the quarter ended September 30, 2003. The decrease in Medical Services revenue was attributable to decreased demand from Medline.

 Grant revenue in the amount of $121,000 was generated from a Small Business Innovation Research biodefense grant to DelSite. The total amount of the grant awarded was up to $888,000 over a two-year period beginning in March of 2004, depending on actual expenses for approved research. The grant will fund additional development of GelVac[TM], DelSite's intranasal vaccine delivery platform technology.

 Gross margin was $3,338,000 during the quarter ended September 30, 2004 as compared to $2,497,000 during the quarter ended September 30, 2003, an increase of 33.7%. Gross margin as a percentage of revenue grew to 43.2% during the third quarter of 2004 from 33.1% during the same quarter last year. The increase in gross margin was primarily attributable to a favorable shift in the mix of products sold and lower manufacturing variances of $381,000, primarily due to higher production volumes in the United States.

 Selling, general and administrative expenses during the quarter ended September 30, 2004 decreased $117,000 to $1,929,000 as compared to $2,046,000 during the quarter ended September 30, 2003. This decrease was primarily due to lower legal expenses associated with defending the Company against claims made by Swiss American Products, Inc. and Arthur Singer.

 Product-support research and development during the quarter ended September 30, 2004 decreased to $256,000 as compared to $288,000 during the quarter ended September 30, 2003. The Company continues to focus the efforts of this group on product development in support of its manufacturing business. DelSite expenses during the quarter ended September 30, 2004 increased $374,000 or 60.0% to $997,000 as compared to $623,000 during the quarter ended September 30, 2003, as product development efforts for injectible and intranasal delivery platforms continued and business development efforts increased.

 Net interest expense during the quarter ended September 30, 2004 decreased $10,000 from the quarter ended September 30, 2003 to $52,000, as a result of lower debt balances.

 Net income for the third quarter of 2004 was $104,000 as compared to net loss of $466,000 for the same quarter last year, an increase of $570,000 based on the factors described above. Earnings per share for the third quarter 2004 were $0.01 compared to a loss per share of $0.05 for the third quarter of 2003.

 Nine months ended September 30, 2004 compared to nine months ended September 30, 2003

 Revenue for the nine months ended September 30, 2004 increased $662,000, or 3.0%, to $23,060,000 as compared to $22,398,000 for the nine months ended September 30, 2003. Consumer Services revenue for the nine months ended September 30, 2004 increased $573,000, or 4.0%, to $14,808,000 as compared to $14,235,000 for the nine months ended September 30, 2003. The increase in Consumer Services revenue was primarily due to increased raw material sales of $2,032,000 to Natural Alternatives. This was partially offset by decreased sales of cosmetic products of $507,000, attributable to lower cosmetic product demand, and decreased specialty manufacturing sales of $952,000, which was primarily attributable to decreased sales to a major customer.

 Medical Services revenue during the nine months ended September 30, 2004 decreased $221,000, or 2.7%, to $7,942,000 as compared to $8,163,000 for the nine months ended September 30, 2003. The decrease in Medical Services revenue was attributable to decreased demand from Medline.

 Gross margin for the nine months ended September 30, 2004 increased $1,140,000, or 14.0%, to $9,282,000 as compared to $8,142,000 for the nine months ended September 30, 2003. Gross margin as a percentage of revenue increased to 40.3% for the nine months ended September 30, 2004 from 36.3% for the nine months ended September 30, 2003. The increase in gross margin was attributable to a shift in the mix of products toward higher margin product sales and lower manufacturing variances of $258,000 that was primarily attributable to higher production volumes in the United States.

 Selling, general and administrative expenses for the nine months ended September 30, 2004 decreased $24,000, or 0.4%, to $5,867,000 as compared to $5,891,000 for the nine months ended September 30, 2003.

 Product-support research and development for the nine months ended September 30, 2004 increased to $710,000 as compared to $665,000 for the nine months ended September 30, 2003 primarily due to additional formulation development activities as the Company pursues new customers. The Company continues to focus the efforts of this group on product development in support of its manufacturing business. DelSite expenses for the nine months ended September 30, 2004 increased $800,000, or 40.8%, to $2,762,000 as compared to $1,962,000 for the nine months ended September 30, 2003 as product development efforts for injectible and intranasal delivery platforms continued and business development efforts increased.

 Net interest expense for the nine months ended September 30, 2004 decreased $17,000 to $157,000 as compared to $174,000 for the nine months ended September 30, 2003, primarily due to lower debt balances.

 Net loss for the nine months ended September 30, 2004 decreased $249,000 to $177,000 from a net loss of $426,000 for the nine months ended September 30, 2003. The decrease is primarily due to the factors described above. Loss per share for the nine months ended September 30, 2004 was $0.02 as compared to a loss per share of $0.04 for the nine months ended September 30, 2003.


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

 Cautionary Statements for the Purposes of the "Safe Harbor" Provisions for "Forward-Looking Statements"

 Certain statements contained in this report are "forward-looking statements" within the meaning of Section 27A of the Act of 1933, as amended, and
 Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are subject to risks, uncertainties and other factors, which could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Potential risks and uncertainties include, but are not limited to, the ability of the Company and/or DelSite to obtain sufficient funds to finance DelSite's proposed activities; the ability of DelSite to successfully exploit the Company's new drug delivery technology; the adequacy of the Company's cash resources and cash flow from operations to finance its current operations; the Company's intention, plan or ability to repurchase shares of its outstanding Common Stock; the Company's ability to obtain the quantity or quality of raw materials it needs; and the impact of governmental regulations. For further information about the risks, uncertainties and other factors that could cause the Company's results to differ materially from the results indicated by such forward-looking statements, refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2003.


 Item 3.   Quantitative and Qualitative Disclosures About Market Risk

 Fluctuations in interest rates on any variable rate debt instruments, which are tied to the prime rate, would affect the Company's earnings and cash flows but would not affect the fair market value of the variable rate debt. The Company's exposure to market risk from changes in foreign currency exchange rates and the supply and prices of Aloe vera L. leaves has not changed materially from its exposure at December 31, 2003, as described in the Company's Annual Report on Form 10-K for the year then ended. See also, "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."


 Item 4.   Controls and Procedures

 The Company's management under the supervision and with the participation of its principal executive officer and principal financial officer, evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, its principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures as of the end of the period covered by this report have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. We believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. There have been no changes in the Company's internal control over financial reporting during its most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.


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

 A trial was held on October 7, 2003. Three days into the proceeding a mistrial was declared due to juror misconduct. The trial judge subsequently ordered the two parties to mediate the suit and such mediation was held on May 17, 2004. Despite the efforts of the mediator, the parties were unable to reach a settlement. Although a trial date had been set for June 1, 2004, the court later moved the trial start date to September 21, 2004.

 Due to the Court's striking of the economic damage model provided by the Plaintiff's expert witness, a motion for continuance was filed and accepted by the Court postponing the trial start date until June 21, 2005.

 The Company believes that Plaintiff's claims are without merit and intends to vigorously defend against those claims.


 Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

 (c)    EQUITY SECURITIES REPURCHASE PROGRAM

 In March 2001, the Board of Directors authorized the Company to repurchase up to one million shares of its outstanding Common Stock. The Company believes it has the financial resources necessary to repurchase shares from time to time pursuant to the Board's repurchase authorization. The Company did not repurchase any shares of its outstanding Common Stock during the quarter ended September 30, 2004.


 Item 6.  Exhibits

              10.1 Certificate of Pledge between Sabila Industrial, S.A., a Costa Rica Corporation and wholly-owned subsidiary of Carrington Laboratories, Inc. and Banco Credito Agricola de Cartago dated August 6, 2004. (portions of this exhibit have been omitted pursuant to a request for confidential treatment)
              32.1   Rule 13a-14(a)/15d-14(a) Certification.
              32.2   Rule 13a-14(a)/15d-14(a) Certification.
              32.3   Section 1350 Certification.
              32.4   Section 1350 Certification.

                                  SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    CARRINGTON LABORATORIES, INC.
                                         (Registrant)



 Date:  November 11, 2004           By:  /s/ Carlton E. Turner
                                         -----------------------------
                                         Carlton E. Turner,
                                         President and
                                         Chief Executive Officer
                                         (principal executive officer)



 Date:  November 11, 2004           By:  /s/ Robert W. Schnitzius
                                         -----------------------------
                                         Robert W. Schnitzius,
                                         Vice President and
                                         Chief Financial Officer
                                         (principal financial and
                                         accounting officer)

                              INDEX TO EXHIBITS



      Item  Description
       No.

      10.1 Certificate of Pledge between Sabila Industrial, S.A., a Costa Rica Corporation and wholly-owned subsidiary of Carrington Laboratories, Inc. and Banco Credito Agricola de Cartago dated August 6, 2004. (portions of this exhibit have been omitted pursuant to a request for confidential treatment)

      31.1 CEO Certification of SEC Reports Pursuant to Rule 13a-14(a)/15d-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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