Form 10-K
period 2004-12-31
CARRINGTON LABORATORIES INC /TX/
filed 2005-03-28
CIK 718007

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  Form 10-K

 [X] Annual Report Pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934 for the fiscal year ended December 31, 2004

 [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934

     For the transition period from ____________ to _____________

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

      Indicate by check mark whether the  registrant is an accelerated  filer
 (as defined in Rule 12b-2 of the Act).    Yes  [   ]   No  [ X ]

      The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant (treating all executive officers and directors of the Registrant and holders of 10% or more of shares outstanding, for this purpose, as if they may be affiliates of the Registrant) was $42,399,538, computed by reference to the price at which common equity was sold on June 30, 2004 of $4.45 per share.

      Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date: 10,727,977 shares of Common Stock, par value $.01 per share, were outstanding on March 21, 2005.

                     DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the Registrant's proxy statement for its annual meeting of shareholders to be held on May 19, 2005 are incorporated by reference into
 Part III hereof, to the extent indicated herein.

                                    PART I

 ITEM 1.   BUSINESS.
           --------
                                   General
                                   -------

 Incorporated in Texas in 1973, Carrington Laboratories, Inc. ("Carrington" or the "Company") is a research-based biopharmaceutical, medical device, raw materials and nutraceutical company engaged in the development, manufacturing and marketing of naturally-derived complex carbohydrates and other natural product therapeutics for the treatment of major illnesses, the dressing and management of wounds and nutritional supplements. The Company's research and proprietary product portfolios are based primarily on complex carbohydrates isolated from the Aloe vera L. plant. The Company is comprised of three business segments. See Note Thirteen to the consolidated financial statements in this Annual Report for financial information about these business segments: the Medical Services Division, Consumer Services Division and DelSite Biotechnologies Inc., ("DelSite"). The Company sells prescription and nonprescription medical products through its Medical Services Division and provides manufacturing services to customers in medical markets. Through its Consumer Services Division, formerly referred to as Caraloe, Inc., the Company sells consumer and bulk raw material products and also provides product development and manufacturing services to customers in the cosmetic and nutraceutical markets. DelSite was incorporated in 2001 as a wholly-owned subsidiary. DelSite operates independently from the Company's research and development program and is responsible for the research, development and marketing of the Company's proprietary GelSite[R] technology for controlled release and delivery of bioactive pharmaceutical ingredients.

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

 In response to changing market conditions and to improve the Company's competitive position, the Company decided during 2000 to redirect the distribution of its Medical Services products from multiple distributors to a single, sole-source distributor. As a result of this decision, the Company entered into an exclusive Distributor and License Agreement effective December 1, 2000 with Medline Industries, Inc. ("Medline"). The agreement provides that the Company will continue to manufacture its existing line of products and sell them to Medline at specified prices. The prices are subject to adjustment not more than once each year to reflect increases in manufacturing cost. The agreement requires Medline to pay the Company a base royalty totaling $12,500,000 in quarterly installments that began on December 1, 2000. In addition to the base royalty, if Medline elects to market any other products under any of the Company's trademarks, Medline must pay the Company a royalty of between one percent and five percent of the annual sales of the trademarked products, depending on the aggregate amount of the net sales under this agreement to Medline. The Company and Medline amended the Distributor and License Agreement in April 2004 to extend the term of the agreement through November 30, 2008. The amended agreement specified an advance payment of $1,250,000, which the Company has received.

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

 The Company entered into a Supply Agreement with Medline effective December 1, 2000, which among other things, provides that the Company will manufacture Medline brand dermal management products. The Supply Agreement is co-terminus with the amended Distributor and License Agreement.

 The Medical Services Division has several distribution and licensing agreements for the sale of its products into international markets. The Division also sells wound care products into international markets on a non-contract, purchase order basis. Opportunities in the Internet market are also addressed through the Company's websites, www.carringtonlabs.com and www.woundcare.com.

 The Medical Services Division also produces Acemannan Immunostimulant[TM], a biologic fully licensed by the United States Department of Agriculture ("USDA") as an adjuvant therapy for certain cancers in dogs and cats. This product, in addition to several wound and skin care products developed specifically for the veterinary market, are marketed and distributed through an exclusive distribution arrangement with Farnam Companies, Inc., a leading veterinary marketing company.

 The Medical Services Division is actively involved in developing and promoting the SaliCept[R] line of products, which includes an oral rinse, patches for oral wounds and extraction sites, and other products. The SaliCept[R] line is supported by a dedicated sales representative and the Company is actively seeking a strategic sales/distribution partner for this line.

                          Consumer Services Division
                          --------------------------

 The Consumer Services Division, formerly referred to as Caraloe, Inc., markets or licenses consumer products and bulk raw materials utilizing the Company's patented complex carbohydrate technology into the consumer health and beauty care product markets. The premier product is Manapol[R] powder, a bulk raw material rich in polymeric acetylated mannans. Manapo1[R] powder is marketed to manufacturers of food and nutritional products who desire quality, clinically-proven ingredients for their finished products for immune system enhancement. In addition, the Consumer Services Division markets the bulk raw material Hydrapol[TM] powder to manufacturers of bath, beauty and skin care products.

 The Consumer Services Division also markets finished products containing Manapol[R] powder into domestic health and nutritional products markets through health food stores, internet marketing services at www.aloevera.com, direct consumer sales, and to the international marketplace on a non-contract, purchase order basis.

 In 1997, the Company signed a non-exclusive supply agreement with Mannatech, Inc. to supply Manapol[R] powder. In 2003, Natural Alternatives International, Inc. ("Natural Alternatives") was added as a party to the supply agreement as a manufacturing supplier for Mannatech and purchaser of the Manapol[R] powder from the Company. This agreement was renewed through November 2005 and contains monthly minimum purchase requirements. During 2004, 2003, and 2002 sales of Manapol[R] powder under this agreement represented 47%, 39%, and 35% respectively, of the Company's total revenues. Due to the nature of the product and the Company's relationship with this customer, the Company expects this supply agreement will be renewed at the end of November 2005. However, due to the fact that the non-renewal of this contract would have a substantial impact on the Company and its revenues, the Company is continually seeking to expand its customer base in this area.

 The Consumer Services Division also provides product development and manufacturing services to customers in the cosmetic and nutraceutical markets. In June 2001 a development group was formed to concentrate efforts on providing these services. The scope of services provided by this group includes taking projects from formulation design through manufacturing, manufacturing and filling according to customer-provided formulations and specifications, filling customer-provided packaging components and assembling custom kits for customers.

 In December 2002, the Company acquired certain assets of the Custom Division of Creative Beauty Innovations, Inc. ("CBI"), including specialized manufacturing customer information, intellectual property, equipment and selected inventories. CBI is a privately held manufacturer of skin and cosmetic products with operations in Fort Worth, Texas.

 Under the agreement, the Company paid CBI $1.6 million, including $0.6 million for related inventory. In addition, for the five-year period ending in December 2007, the Company agreed to pay CBI an amount equal to 9.0909% of Carrington's net sales of CBI products to CBI's transferring customers up to $6.6 million per year, and 8.5% of its net sales of CBI products to CBI's transferring customers over $6.6 million per year. The Company recorded expenses of $271,000 and $383,000 in 2004 and 2003, respectively, for royalties due under the agreement. The acquired assets include equipment and other physical property previously used by CBI's Custom Division to compound and package cosmetic formulations of liquids, creams, gels and lotions into bottles, tubes or cosmetic jars. The Company uses these assets in a substantially similar manner. The Company provides services to these customers through its specialty manufacturing group of the Consumer Services Division. Specialty manufacturing sales through both acquired and other customers represented 15.1% and 21.8% of total company revenue in 2004 and 2003.

 To finance the acquisition, the Company entered into an agreement with Medline for accelerated payment of $2.0 million of the royalties due under the Distributor and License Agreement. The royalty acceleration agreement provides for each of the remaining quarterly royalty payments due to be paid to the Company by Medline to be reduced by equal amounts, the sum of which offsets the royalty advance. In addition, the Company will pay Medline interest on the $2.0 million at the rate of 6.5% per year on the outstanding balance of the advance.

                        DelSite Biotechnologies, Inc.
                        -----------------------------
 In 2001, the Company incorporated a wholly-owned subsidiary named DelSite Biotechnologies, Inc. DelSite operates independently from the Company's research and development program, which supports the activities associated with the Company's Medical Services and Consumer Services Divisions, and was formed to commercialize innovations discovered by scientists at Carrington. DelSite is responsible for the research, development and marketing of the Company's proprietary drug delivery technology based on GelSite[R] polymer, a new and unique complex carbohydrate, which was isolated in 1998 from Aloe vera L. DelSite commenced operations in January 2002 and is currently developing new technologies for controlled delivery of vaccines as well as bioactive protein and peptide therapeutics.

 DelSite's business plan is to partner with biotechnology and pharmaceutical companies to provide novel delivery solutions for their drugs and vaccines. Together with its collaborators and contractors, DelSite has the following capabilities:

 * Formulation development

 * Feasibility studies

 * Preclinical development

 * Clinical supply production

 * Product scale-up

 * Technology transfer

 In 2002, DelSite formed a strategic collaboration with Southern Research Institute, Inc. of Birmingham, Alabama, ("Southern Research") to assist in the development of an injectable drug delivery system based on the
 GelSite[R] polymer. Southern Research is an independent, not-for-profit center for scientific research affiliated with the University of Alabama at Birmingham. Under the three-year collaborative agreement, DelSite retains all product rights plus intellectual property rights to its existing technology as well as any discoveries made by DelSite or Southern Research, either jointly or individually, as a result of any project undertaken as part of the agreement. Southern Research will receive fees and royalties when undertaking certain specified projects on behalf of DelSite. In addition, a second five-year collaborative agreement with Southern Research was signed in April 2003. Under this agreement the two companies will jointly develop an injectable long-term delivery system for proteins and peptides. The companies will jointly own intellectual property that originates from this relationship. In January 2005, the three-year collaborative agreement was extended through January 26, 2006 and Southern Research transferred both agreements to its affiliate, Brookwood Pharmaceuticals, Inc.

 In March 2004, the National Institute of Allergy and Infectious Diseases ("NIAID") awarded a Small Business Innovation Research ("SBIR") Biodefense Grant to DelSite of up to $888,000 over two years, based on satisfactory progress of the project. The grant proposal will fund additional development of the GelVac[TM] intranasal powder vaccine delivery platform technology.

 In July 2004, DelSite leased over 5,000 square feet of new laboratory and office space in the Texas A&M University Research Park in College Station, Texas. DelSite also completed a 3,000 square foot expansion of its facilities in Irving, Texas.

 In October 2004, NIAID awarded DelSite a $6 million grant to develop an inactivated influenza nasal powder vaccine against the H5N1 strain commonly known as avian or bird flu. The grant was awarded under a biodefense and SARS product development initiative and will fund a three-year preclinical program utilizing the Company's proprietary GelVac[TM] nasal powder delivery system.

                           Research and Development
                           ------------------------
                                   General
                                   -------

 Carrington has developed proprietary processes for obtaining materials from Aloe vera L. The Company intends to seek approval of the Food and Drug Administration (the "FDA") and other regulatory agencies to sell products containing materials obtained from Aloe vera L. in the United States and in foreign countries. For a more comprehensive listing of the type, indication and status of products currently under development by the Company, see "Research and Development - Summary" below. The regulatory approval process, both domestically and internationally, can be protracted and expensive, and there is no assurance that the Company will obtain approval to sell its products for any treatment or use (see "Governmental Regulation" below).

 The Company expended approximately $4,737,000, $3,660,000 and $3,580,000 on research and development in fiscal 2004, 2003 and 2002, respectively. Research activities associated with DelSite accounted for 81% of the 2004, 75% of the 2003 and 52% of the 2002 research and development expenditures.

                       DelSite Research and Development
                       --------------------------------

 The Company believes that DelSite's products' functionality and/or pharmacological activity make them potential candidates for further development as pharmaceutical or therapeutic agents. In 2005, DelSite intends to focus its research and development activities on its preclinical development program for an intranasal powder delivery system for influenza vaccine as well as developing further basic research data for potential pharmaceutical and vaccine partners. There is no assurance, however, that DelSite will be successful in its efforts.

 The Company sponsors research and development activities at Texas A&M University in association with the College of Veterinary Medicine to support research activities of the Company and its DelSite subsidiary. Pursuant to this arrangement, the Company has access to leading authorities in the life sciences, as well as facilities and equipment to help further the Company's research programs. DelSite also has a research relationship with the University of Southern Mississippi where it sponsors research in the university's School of Polymer Science. In July 2004, DelSite entered into a master research agreement with The Texas A&M University System Health Science Center College of Medicine through the Texas A&M Research Foundation that allows DelSite to conduct multiple research projects in association with the Center in the areas of virology and bacteriology for vaccine delivery.

 DelSite is developing a new platform technology based on its proprietary GelSite[R] polymer for controlled delivery of vaccines as well as bioactive protein and peptide therapeutics. Basic research is continuing on this material, which includes both injectable delivery of therapeutic proteins and peptides and delivery of protein and particle antigens as vaccines using its proprietary GelVac[TM] intranasal powder vaccine delivery system. Selected studies have been completed through sponsored research at Texas
 A&M and Southern Research Institute. Pilot scale production has been accomplished and scale-up studies are in progress. The technology has varied utility, but the primary focus of research is in the area of injectable and intranasal delivery of bioactive agents. Four patents covering this invention have been issued to DelSite with one patent pending. The first composition and process patent was issued in 1999.

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

 During 2003, the specialized research and development group contributed to the successful transfer and start-up of the technologies and products acquired from CBI. These activities included proof of formulation capabilities and technology transfer services to assist in production of initial quantities of products in the manufacturing facility. The specialized research and development group provides the necessary technology support to successfully meet the requirements of new customers for new cosmetic and nutraceutical products.

 In 2003, several wound care projects were also initiated in the general area of wound infection control, which Carrington's marketing partners have identified as a potentially significant addition to its wound care product line.

 In 2004, several wound care projects were initiated in the general area of chronic wound care. Carrington's marketing partners have continued to develop a marketing presence for products designed to help treat complex and chronic dermal wounds.

                            Human Clinical Studies
                            ----------------------

 The Company's new product programs for its operating segments do not require clinical trials for clearance or approval prior to commercial distribution. However, the Company intends to support its existing products and new products with clinical studies that will support the product claims and indications for use and thereby demonstrate the product's features and benefits. The Company initiated several such studies in 2004 and intends to initiate several such clinical studies during 2005. DelSite's development program may require human clinical trials prior to further development of its novel drug delivery systems for potential partners. DelSite intends to initiate such a clinical study for its GelVac[TM] vaccine delivery system in 2005.

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

                PRODUCTS AND POTENTIAL INDICATIONS DEVELOPED,
                         PLANNED OR UNDER DEVELOPMENT

 PRODUCT OR                      POTENTIAL
 POTENTIAL INDICATION            MARKET APPLICATIONS                STATUS
 --------------------            -------------------                ------
 Topical
 -------
   Dressings                     Pressure and Vascular Ulcers       Marketed
   Dressings                     Diabetic Ulcers, Surgical Wounds   Marketed
   Cleansers                     Wounds                             Marketed
   Anti-fungal                   Cutaneous Fungal Infection         Marketed
   Hydrocolloids                 Wounds                             Marketed
   Alginates                     Wounds                             Marketed
   Anti-infective                Wounds                             Development
   Sunscreens                    Skin                               Marketed

 Oral
 ----
   Human
      Pain Reduction             Mucositis                          Marketed

   Dental
     Pain Reduction              Aphthous Ulcers, Oral Wounds       Marketed
     Post Extraction Wounds      Oral Surgery                       Marketed

 Injectable
 ----------
   Human
     Neutropenia                 Neutropenia associated with        Discovery
                                 cancer

   GelSite[R] polymer (CR1013)   Drug delivery                      Preclinical

   Veterinary
   Adjunct for cancer            Fibrosarcoma                       Marketed

 Intranasal
 ----------
   GelSite[R] polymer (CR1013)   Vaccine delivery                   Clinical

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

                         Raw Materials and Processing
                        ----------------------------

 The principal raw material used by the Company in its operations is the leaf of the plant known as Aloe vera L. Through patented processes, the Company obtains several bulk freeze-dried extracts from the central portion of the Aloe vera L. leaf known as the gel. A basic bulk mannan, Acemannan Hydrogel[R], is used as an ingredient in certain of the Company's proprietary wound and skin care products.

 The Company owns a 410-acre farm in the Guanacaste province of northwest Costa Rica which currently has approximately 33 acres planted with Aloe vera
 L. The Company is currently performing a land reclamation project on the farm to increase productive acreage. The Company's current need for leaves exceeds the supply of harvestable leaves from the Company's farm, requiring the purchase of leaves from other sources in Costa Rica at prices comparable to the cost of acquiring leaves from the Company's farm. The Company has entered into several supply agreements with local suppliers near the Company's factory to provide leaves. From time to time the Company also imports leaves from Central and South America at prices comparable to those in the local market. The Company anticipates that the suppliers it currently uses will be able to meet all of its requirements for leaves in 2005.

 The Company has a 23% ownership interest in Aloe and Herbs International, Inc., ("Aloe & Herbs"), a Panamanian corporation formed for the purpose of establishing an Aloe vera L. farm in Costa Rica. The Company purchases leaves from Rancho Aloe, S.A., ("Rancho Aloe") a wholly-owned subsidiary of Aloe & Herbs, which has a 5,000-acre farm in close proximity to the Company's farm, at a market price per kilogram of leaves supplied.

 As of December 31, 2004, Rancho Aloe was providing an average of 87% of the Company's monthly requirement of leaves. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" for further information regarding the Company's relationship with Aloe & Herbs.

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

 All of the Company's proprietary bulk pharmaceutical products and freeze-dried Aloe vera L. extracts are produced in its processing plant in Costa Rica. This facility has the ability to supply the bulk aloe raw materials requirements of the Company's current product lines and bulk material contracts for the foreseeable future. Certain liquid nutraceutical products which the Company provides to customers on a custom manufacturing basis are also produced at the Costa Rica facility. In addition, production of the Salicept[R] Patch has been transferred to the plant in Costa Rica to better meet anticipated market demands for the product for post-extraction wounds and aphthous ulcers.

 On January 21, 2005, the Company's wholly-owned subsidiary in Costa Rica entered into a Manufacturing Agreement with Miradent Products of Costs Rica ("Miradent"). Under the terms of the agreement, the Company will manufacture proprietary dental products for Miradent for a period of five years. The Company expects revenues in the first twelve months of this agreement to be approximately $200,000 to $500,000.

                                 Competition
                                 -----------

 DelSite and Research and Development. The biopharmaceutical field is expected to continue to undergo rapid and significant technological change. Potential competitors in the United States and abroad are numerous and include pharmaceutical, chemical and biotechnology companies. Many of these companies have substantially greater capital resources, research and development staffs, facilities and expertise (in areas including research and development, manufacturing, testing, obtaining regulatory approvals and marketing) than the Company. This competition can be expected to become more intense as commercial applications for biotechnology and pharmaceutical products increase. Some of these companies may be better able than the Company to develop, refine, manufacture and market products which have application to the same indications as the Company is exploring. The Company understands that certain of these competitors are in the process of conducting human clinical trials of, or have filed applications with government agencies for approval to market certain products that will compete with the Company's products, both in its present wound care market and in markets associated with products the Company currently has under development.

 Medical Services Division and Consumer Services Division. The Company competes against many companies that sell products which are competitive with the Company's products, with many of its competitors using very aggressive marketing efforts. Many of the Company's competitors are substantially larger than the Company in terms of sales and distribution networks and have substantially greater financial and other resources. The Company's ability to compete against these companies will depend in part on the expansion of the marketing network for its products. The Company believes that the principal competitive factors in the marketing of its products are their quality, and that they are naturally based and competitively priced.

                           Governmental Regulation
                           -----------------------

 The production and marketing of the Company's products, and the Company's research and development activities, are subject to regulation for safety, efficacy and quality by numerous governmental authorities in the United States and other countries. In the United States, drug devices for human use are subject to rigorous FDA regulation. The Federal Food, Drug and Cosmetic Act, as amended (the "FFDC Act"), the regulations promulgated thereunder, and other federal and state statutes and regulations govern, among other things, the testing, manufacture, safety, effectiveness, labeling, storage, record keeping, approval, advertising and promotion of the Company's products. For marketing outside the U.S., the Company is subject to foreign regulatory requirements governing human clinical trials and marketing approval for drugs and devices. The requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement may vary widely from country to country.

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

 After approval, manufacturers must continue to expend time, money and effort in production and quality control to assure continual compliance with the current Good Manufacturing Practices regulations. Also, under the new program for harmonization between Europe and the United States, the Company is required to meet the requirements of the International Committee on Harmonization and the ISO 13485 regulations, for OTC drugs and medical devices, respectively. A company can, under certain circumstances after application, have a new drug approved under a process known as centralization rather than having to go through a country-by-country approval in the European Union.

 Certain of the Company's wound and skin care products are registered with the FDA as medical devices pursuant to the regulations under Section 510(k) of the FFDC Act (known as Premarket Notification). A medical device is a product whose primary intended medical purpose, such as to cover a wound, is accomplished without a chemical or pharmacological action. A medical device which is substantially equivalent to an existing product will be reviewed by the FDA and if clearance to market is granted, then the device can be sold in the United States without additional developmental studies. A medical device which is not substantially equivalent is subject to an FDA approval process similar to that required for a new drug, beginning with an Investigational Device Exemption and culminating in a Premarket Approval. The Company has sought and obtained all its device approvals under Section 510(k). The Company currently markets eight (8) products which require a prescription as medical devices.

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

 The manufacturing, processing, formulating, packaging, labeling and advertising of products of the Company's Consumer Services Division, are also subject to regulation by one or more federal agencies, including the FDA, the FTC, the USDA and the EPA. These activities are also regulated by various agencies of the states, localities and foreign countries to which the Company's products are distributed and in which the Company's products are sold. The FDA, in particular, regulates the formulation, manufacture and labeling of vitamin and other nutritional supplements.

 The Dietary Supplement Health and Education Act of 1994 ("DSHEA") revised the provisions of the FFDC Act concerning the composition and labeling of dietary supplements and, in the judgment of the Company, is favorable to the dietary supplement industry. The legislation created a new statutory class, entitled dietary supplement, which includes vitamins, minerals, herbs, amino acids and other dietary substances for human use to supplement the diet. DSHEA grandfathered, with certain limitations, dietary ingredients on the market before October 15, 1994. A dietary supplement which contains a new dietary ingredient, one not on the market before October 15, 1994, requires evidence of a history of use or other evidence of safety establishing that it will reasonably be expected to be safe. The majority of the products marketed by the Consumer Services Division are classified as dietary supplements under DSHEA.

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

 Governmental regulations in foreign countries where the Consumer Services Division plans to commence or expand sales may prevent or delay entry into the market, or prevent or delay the introduction of, or require the reformulation of, certain of the Consumer Services Division's products. Compliance with such foreign governmental regulations is generally the responsibility of the Consumer Service Division's distributors for those countries. These distributors are independent contractors over which the Consumer Services Division has limited control.

 As a result of efforts to comply with applicable statutes and regulations, the Consumer Services Division has from time to time reformulated, eliminated or relabeled certain of its products and revised certain provisions of its sales and marketing program. The Consumer Services Division cannot predict the nature of any future laws, regulations, interpretations or applications, nor can it determine what effect additional governmental regulations or administrative orders, when and if promulgated, would have on its business in the future. They could, however, require the reformulation of certain products to meet new standards, the recall or discontinuance of certain products not capable of reformulation, additional record keeping, expanded documentation of the properties of certain products, expanded or different labeling, and/or scientific substantiation. Any or all of such requirements could have a material adverse effect on the Company's results of operations and financial condition.

 Compliance with the provisions of national, state and local environmental laws and regulations has not had a material adverse effect upon the capital expenditures, earnings, financial position, liquidity or competitive position of the Company.

                        Patents and Proprietary Rights
                        ------------------------------

 As is industry practice, the Company has a policy of using patents, trademarks and trade secrets to protect the results of its research and development activities and, to the extent it may be necessary or advisable, to exclude others from appropriating the Company's proprietary technology. The Company's policy is to aggressively protect its proprietary technology by seeking and enforcing patents in a worldwide program.

 The Company has obtained patents or filed patent applications in the United States and approximately 26 other countries in three series regarding the compositions of acetylated mannan derivatives, the processes by which they are produced and the methods of their use. The first series of patent applications, relating to the compositions of acetylated mannan derivatives and certain basic processes of their production, was filed in a chain of U.S. patent applications and its counterparts in the other 26 countries. The first U.S. patent application in this first series, covering the composition claims of acetylated mannan derivatives, matured into U.S. Patent No. 4,735,935 (the "935 Patent"), which was issued on April 5, 1988. U.S. Patent No. 4,917,890 (the "890 Patent") was issued on April 17, 1990 from a divisional application to the 935 Patent. This divisional application pertains to most of the remaining claims in the original application not covered by the 935 Patent. The 890 Patent generally relates to the basic processes of producing acetylated mannan derivatives, to certain specific examples of such processes and to certain formulations of acetylated mannan derivatives. Two other divisional applications covering the remaining claims not covered by the 890 Patent matured into patents, the first on September 25, 1990, as U.S. Patent No. 4,959,214, and the second on October 30, 1990, as U.S. Patent No. 4,966,892. Foreign patents that are counterparts to the foregoing U.S. patents have been granted in some of the member states of the European Union and several other countries.

 The second series of patent applications related to preferred processes for the production of acetylated mannan derivatives. One of them matured into U.S. Patent No. 4,851,224, which was issued on July 25, 1989. This patent is the subject of a Patent Cooperation Treaty application and national foreign applications in several countries. An additional U.S. patent based on the second series was issued on September 18, 1990, as U.S. Patent No. 4,957,907.

 The third series of patent applications, relating to the uses of acetylated mannan derivatives, was filed subsequent to the second series. Three of them matured into U.S. Patent Nos. 5,106,616, issued on April 21, 1992; 5,118,673, issued on June 2, 1992, and 5,308,838, issued on May 3, 1994.
 The Company has filed a number of divisional applications to these patents, each dealing with specific uses of acetylated mannan derivatives. Patent Cooperation Treaty applications based on the parent U.S. applications have been filed designating a number of foreign countries where the applications are pending.

 The Company has obtained a patent in the United States relating to a therapeutic device made from freeze-dried complex carbohydrate hydrogel (U.S. Patent No. 5,409,703, issued on April 25, 1995). A Patent Cooperation Treaty application based on the parent U.S. application has been filed designating a number of foreign countries where the applications are pending.

 The Company has obtained patents in the United States (U.S. Patent No. 5,760,102, issued on June 2, 1998) and Taiwan (Taiwan Patent No. 89390, issued on August 21, 1997) related to the uses of a denture adhesive and also a patent in the United States relating to methods for the prevention and treatment of infections in animals (U.S. Patent No. 5,703,060, issued on December 30, 1997).

 The Company obtained a patent in the United States (U.S. Patent No.5,902,796, issued on May 11, 1999) related to the process for obtaining bioactive material from Aloe vera L. The Company obtained an additional patent in the United States (U.S. Patent No. 5,929,051, issued on July 27,
 1999) related to the composition and process for a new complex carbohydrate (pectin) isolated from Aloe vera L. Also obtained was a U.S. patent (U.S. Patent No. 5,925,357, issued on July 20, 1999) related to the process for a new Aloe vera L. product that maintains the complex carbohydrates with the addition of other substances normally provided by "Whole Leaf Aloe."

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

 The Company also received the grant of European Patent Application under No. 0611304, having the date of publication and mention of the grant of the patent of September 15, 1999. This European Letters Patent claims the use of acetylated mannan for the regulation of blood cholesterol levels and for the removal of plaque in blood vessels. A patent was also issued in South Korea and Canada.

 In addition, the Company obtained an Australian Patent (Patent No. 718631, having an Accepted Journal Date of April 20, 2000) and a South Korean Patent (No. 463469), issued December 16, 2004 on Uses of Denture Adhesive Containing Aloe Extract. On June 20, 2000, Singapore granted the Company a patent on Bioactive Factors of Aloe Vera Plants (P-No. 51748) and on February 6, 2004, under Patent No. 419354, South Korea issued a patent for the same.

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

 In addition, the Company was issued on August 13, 2002, a Canadian Patent (No. 2,122,604) associated with the process for preparation of aloe products.

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

 Also, the Company was issued, on July 23, 2003 a European Patent (No. 965346), which was validated in France, Great Britain, Italy, and Germany (No. 69133298.3), associated with uses of acetylated mannan derivatives in treating chronic respiratory disease.

 The Company also received, on August 17, 2004, a U.S. patent (No. 6,777,000) relating to the use of pectin in-situ gelling formulations for the delivery and sustained release of physiologically active agents such as drugs and vaccines.

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

 The technology applicable to the Company's products is developing rapidly. A substantial number of patents have been issued to other biopharmaceutical companies. In addition, competitors have filed applications for, or have been issued, patents and may obtain additional patents and proprietary rights relating to products or processes competitive with those of the Company. To the Company's knowledge, acetylated mannan derivatives do not infringe any valid, enforceable U.S. patents. A number of patents have been issued to others with respect to various extracts of the Aloe vera L. plant and their uses and formulations, particularly in respect to skin care and cosmetic uses. While the Company is not aware of any existing patents which conflict with its current and planned business activities, there can be no assurance that holders of such other Aloe vera L.-based patents will not claim that particular formulations and uses of acetylated mannan derivatives in combination with other ingredients or compounds infringe, in some respect, on these other patents. In addition, others may have filed patent applications and may have been issued patents relating to products and technologies potentially useful to the Company or necessary to commercialize its products or achieve their business goals. There is no assurance that the Company will be able to obtain licenses of such patents on acceptable terms.

 On December 15, 2004, DelSite filed an Opposition proceeding in the European Patent Office against EP Patent EP 0 975 367. This EP patent was granted March 31, 2004 and assigned to West Pharmaceutical Services Drug Delivery & Clinical Research Centre Limited ("West"). A similar U.S. Patent No. 6,432,440 issued to West on August 13, 2002, and similar West patents have been granted or applications are pending in several non-European countries, such as Australia, Japan, New Zealand, and South Africa.

 The claims of the West patents are directed to aqueous liquid compositions for delivering drugs which contain therapeutic agents and pectins and can form therapeutic agent-containing gels when applied to mucosal surfaces. The West patents also claim methods of using and manufacturing the liquid pharmaceutical compositions, and the pharmaceutical gel compositions formed by "in-situ" gellation processes.

 DelSite also desires to clear a legal path so that potential DelSite products can be sold for administration in liquid form in the future. The objective of the DelSite opposition to the West EP patent is to force legal revocation of the West patent in Europe, or a significant narrowing of the West claims, by legally demonstrating that, in view of prior art not considered by the patent examiners, the current claims of the EP patent should not have been granted and/or are invalid. Completion of the EP opposition proceedings is anticipated to take as long as three to six years.

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

 In addition, applications for the registration of the marks GelVac[TM] and OraPatch[TM] are pending in the United States. Application for the registration of the mark GelVac[TM] and SaliCept[R] are pending in Europe.

 In November 2003 the Company obtained registration in the United States of its mark "Delsite and design[TM]" for its research and development of dry stabilization and delivery systems for customers in the field of pharmaceuticals and diagnostic reagents.

 In September 2004 the Company obtained registrations in the United States of its marks GelSite[R] and Salicept[R].

 In August 2004 the Company obtained registrations in Japan and in November 2004, South Korea of its mark GelVac[TM].

                                  Employees
                                  ---------

 As of February 28, 2005, the Company employed 324 persons, of whom 59 were engaged in the operation and maintenance of its Irving, Texas processing plant, 206 were employed at the Company's facility in Costa Rica and the remainder were executive, research, quality assurance, manufacturing, administrative, sales, and clerical personnel. Of the total number of employees, 116 were located in Texas, 206 in Costa Rica, one in Puerto Rico and one in Europe. The Company considers relations with its employees to be good. The employees are not represented by a labor union.

                            Available Information
                            ---------------------

 The Company's Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and other reports, and amendments to these reports, that the Company files with or furnishes to the Securities and Exchange Commission ("SEC") are available free of charge at the Company's website www.carringtonlabs.com, as soon as reasonably practicable, after the Company electronically files such reports with, or furnishes such reports to, the SEC. The posting of these reports on the Company's website does not constitute incorporation by reference of the other information contained on the website, and such other information on the Company's website should not be considered part of such reports unless the Company expressly incorporates such other information by reference. The Company will also furnish copies of such reports free of charge upon written request to the Company's Investor Relations department.

 Additionally, the Company's corporate governance code of business conduct and ethics and the charters of the Company's Board Committees, including the Audit, Board Governance, Compensation and Executive Committees are available on the Company's website. The Company will also furnish copies of such information free of charge upon written request to the Company's Investor Relations department. Individuals can contact the Company's Investor Relations department at:

 Carrington Laboratories,  Inc., 2001  Walnut Hill  Lane, Irving,  TX  75038,
 Attention:  Maria Mitchell.


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

 Walnut Hill Facility. The Company's corporate headquarters and principal U.S. manufacturing facility occupy all of the 41,400 square foot office and manufacturing building (the "Walnut Hill Facility"), which is situated on an approximately 6.6 acre tract of land located in the Las Colinas area of Irving, Texas. The Company owns the land and the building. The manufacturing operations occupy approximately 17,300 square feet of the facility, administrative offices occupy approximately 16,100 square feet and with an additional 8,000 square feet undeveloped.

 Laboratory and Warehouse Facility. The Company has leased a 51,200 square foot building in close proximity to the Walnut Hill facility for a ten-year term to house its Research and Development, Quality Assurance and Quality Control Departments. Laboratories and offices for DelSite are also located in this facility. In addition, the Company utilizes a portion of the building as warehouse space. The Company relocated those functions to this facility in the third quarter of 2001. During 2004, the Company completed a 3,000 square feet expansion of the DelSite facilities at this location.

 Warehouse and Distribution Facility. In February 2003, the Company leased a 58,130 square foot building for a term of five years for additional warehouse space. In addition, the Company relocated its distribution operations to this new facility.

 Texas A & M University Research Park Facility. In July 2004, DelSite leased over 5,000 square feet of new laboratory and office space in the Texas A&M University Research Park in College Station, Texas for a term of 24 months. DelSite will use this facility primarily for vaccine delivery research and development.

 Costa Rica Facility. The Company owns approximately 410 acres of land in the Guanacaste province of northwest Costa Rica. This land is being used for the farming of Aloe vera L. plants and as the site for a 30,700 square foot processing plant to produce bulk pharmaceutical and injectable mannans and freeze-dried extracts from Aloe vera L. used in the Company's operations. The processing plant became operational in 1993. The Company also produces liquid nutraceutical products and proprietary dental products at this facility.


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

 The Defendants and Plaintiff then both filed motions for summary judgment. On October 3, 2003, the court denied the Plaintiffs motion for summary judgment and granted Defendants motion for summary judgment for all complaints except three, the alleged damages for which totaled approximately $56,000.

 On January 5, 2004, a jury trial was held to settle the remaining claims, with the jury finding for the Plaintiff on one claim, awarding $28,162, plus interest, for unpaid commissions, and finding for the Defendants on a second claim. The judge dismissed the third claim at the end of testimony, citing lack of sufficient evidence to support the Plaintiff's claim. The court awarded no legal fees or expenses to the Plaintiff. Total judgment was for approximately $35,000, which was recorded as of the period ended December 31, 2003 and paid during 2004.

 On June 23, 2004, the United States District Court denied the Plaintiff's appeal for reasonable legal fees. On July 7, 2004, the Plaintiff filed a motion of appeal with the Fifth Circuit Court regarding all judgments entered by the District Court. Oral arguments on the motion to appeal were heard by the Court on March 8, 2005. On March 10, 2005, the Fifth Circuit Court affirmed the ruling of the District Court.

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

 Due to the Court's striking of the economic damage model provided by the Plaintiff's expert witness, a motion for continuance was filed and accepted by the Court, with the trial start date subsequently moved to June 21, 2005.

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

            Fiscal 2004                 High           Low
            -----------                 ----           ----
            First Quarter              $5.48          $3.72
            Second Quarter              5.41           3.52
            Third Quarter               4.55           3.02
            Fourth Quarter              6.90           3.73

            Fiscal 2003                 High           Low
            -----------                 ----           ----
            First Quarter              $1.08          $0.91
            Second Quarter              2.80           0.95
            Third Quarter               6.20           2.18
            Fourth Quarter              4.68           3.35


 At March 21, 2005, there were 870 holders of record (including brokerage firms) of Common Stock and the closing price of the Company's Common Stock was $5.05.

 The Company has not paid any cash dividends on the Common Stock and presently intends to retain all earnings for use in its operations. Any decision by the Board of Directors of the Company to pay cash dividends in the future will depend upon, among other factors, the Company's earnings, financial condition and capital requirements.


 ITEM 6. SELECTED FINANCIAL DATA.
         -----------------------

 The selected consolidated financial data below should be read in conjunction with the consolidated financial statements of the Company and notes thereto and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations." The selected consolidated financial information for the five years ended December 31, 2004, is derived from the consolidated financial statements of the Company, of which the Statements for the years ended December 31, 2000 through 2002, have been audited by Ernst & Young LLP, and for the years ended December 31, 2003 and 2004 have been audited by Grant Thornton LLP.

                                                  Years ended December 31,
 (Dollars and numbers of shares in    -----------------------------------------
 thousands except per share amounts)  2004     2003     2002     2001     2000
 ------------------------------------------------------------------------------

 OPERATIONS STATEMENT INFORMATION:

 Revenues:
   Net product sales                $27,584  $26,636  $15,571 $15,115   $22,833
   Royalty income                     2,470    2,467    2,470   2,479       270
   Grant income                         767        -        -       -         -
                                     ------   ------   ------   ------   ------
 Total revenues                      30,821   29,103   18,041   17,594   23,103

 Costs and expenses:
   Cost of product sales             18,250   18,806   11,739    9,803   12,782
   Selling, general and
    administrative                    7,560    8,017    6,040    5,016   10,162
   Research and development             911      899    1,701    2,442    2,979
   Research and development,
     DelSite                          3,826    2,761    1,879        -        -
   Research and development,
     Aliminase[TM] clinical
     trial expenses                       -        -        -        -      623
   Charges related to Oregon
     Freeze Dry, Inc.                     -        -        -        -      223
   Other expense (income), net          (92)    (123)      19      (13)    (110)
   Interest expense (income), net       205      249       41      (32)    (80)
                                     ------   ------   ------   ------   ------
  Income (loss) before income taxes     161   (1,506)  (3,378)     378   (3,476)
     Provision for income taxes         125        -        -        -       -
                                     ------   ------   ------   ------   ------
 Net income (loss)                  $    36  $(1,506) $(3,378) $   378  $(3,476)
                                     ======   ======   ======   ======   ======
 Net income (loss) per common share
   - basic and diluted(1)           $  0.00  $ (0.15) $ (0.34) $  0.04  $ (0.36)
                                     ======   ======   ======   ======   ======

 BALANCE SHEET INFORMATION (as of December 31):

  Working capital                   $ 2,244  $ 3,019  $ 3,989 $ 6,315  $ 6,275
  Total assets                       23,017   22,784   22,159  21,217   20,702
  Total shareholders' equity         13,371   12,619   13,689  16,929   16,440

 (1)  For a description of the calculation of basic and diluted net income
      (loss) per share, see Note Twelve to the consolidated financial statements.

 ITEM 7.   MANAGEMENT'S DISCUSSION AND  ANALYSIS OF  FINANCIAL CONDITION  AND
           ---------------------------------------------------------------
           RESULTS OF OPERATIONS.
           ---------------------

                               Company Overview
                               ----------------

 The Company is a research-based biopharmaceutical, medical device, raw materials and nutraceutical company engaged in the development, manufacturing and marketing of naturally-derived complex carbohydrates and other natural product therapeutics for the treatment of major illnesses, the dressing and management of wounds and nutritional supplements. The Company is comprised of three business segments. The Company generates revenues through the sales of prescription and non-prescription medical products through its Medical Services Division. It also generates revenues through the sales of consumer and bulk raw material nutritional products and sales of specialized product development and manufacturing services to customers in the cosmetic and nutraceutical markets through its Consumer Services Division, formerly referred to as Caraloe, Inc. In addition, the Company generates revenues from research grant awards through its DelSite subsidiary that is engaged in the research, development and marketing of the Company's proprietary GelSite[R] technology for controlled release and delivery of bioactive pharmaceutical ingredients.

 Products sold through the Medical Services Division include hydrogels, wound cleansers, hydrocolloids, advanced wound covering products, incontinence-care products and two lines of condition-specific products. Many products sold through this division contain the Company's proprietary, medical-grade raw material, Acemannan Hydrogel[TM]. The Company regularly engages in development projects to create line extensions and other new products for this category. Products sold through the Consumer Services Division include Manapol[R] and other proprietary and non-proprietary raw materials sold to nutraceutical and cosmetic customers; nutritional products sold under the AloeCeuticals[R] brand; skin care products sold under the Snow or Sun[TM] brand and private-labeled products manufactured to customer specifications, including powders, creams, liquids, gels, lotions, drinks, tablets and capsules for various customers.

 Prior to 1996, the Company generated most of its revenues from product sales in its Medical Services Division. In 1996, the Company launched its line of raw materials, including Manapol[R] powder, through its Consumer Services Division. In 2001, the Company created its specialty manufacturing group to provide services to cosmetic and nutraceutical markets. In December 2002, the Company acquired the assets of the custom division of CBI, which substantially increased revenues for the Consumer Services Division. In 2004 approximately 34% of the Company's revenues were generated through product sales, services and royalties in its Medical Services Division, 64% through sales of products and services in its Consumer Services Division and 2% through U.S. Federal grant income in its DelSite research and development subsidiary.

 Revenues
 --------                                         Year-over-   Year-over-
                                                     Year         Year
                                 2004     2003      Growth       Growth
                                                     ($)           (%)
 -----------------------------------------------------------------------
 Net product sales             $27,584  $26,636    $   948         3.6%
 Royalty income                  2,470    2,467          3         0.1%
 Grant income                      767        0        767         100%
                                ------   ------     ------        ----
 Total revenues                $30,821  $29,103    $ 1,718         5.9%
                                ======   ======     ======        ====

 Grant Awards
 ------------
 In March 2004 DelSite received a SBIR grant award of up to $888,000 over a two-year period. The grant will fund additional development of GelVac[TM], DelSite's intranasal vaccine delivery platform technology. In October 2004 DelSite received notification of a $6 million grant over a three-year period from the National Institute of Allergy and Infectious Diseases. The $6 million grant is to fund the development of an inactivated influenza nasal powder vaccine against the H5N1 strain, commonly known as bird flu, utilizing the Company's proprietary GelVac[TM] delivery system. The grant was awarded under a biodefense and SARS product development initiative and will fund a three-year preclinical program.

 Cash Flow
 ---------                                        Year-over-   Year-over-
                                                     Year         Year
                                 2004     2003      Growth       Growth
                                                     ($)           (%)
 -----------------------------------------------------------------------
 Net cash provided by (used
   in) operating activities    $ 2,412  $(1,288)   $3,700        287.3%
 Net cash used in investing
   Activities                   (2,172)  (1,472)     (700)       (47.6%)
 Net cash provided by financing
   Activities                      270    1,044      (774)       (74.1%)

 The increase in net cash provided by operating activities was primarily related to a $1.1 million decrease in inventory levels in 2004, as the Company initiated programs to reduce inventory levels to improve inventory months on hand. The 2004 decrease is compared to a $1.8 million increase in inventory during 2003. Additionally, net income increased by $1.54 million, with net income of $36,000 in 2004 as compared to a net loss of $1.5 million in 2003. The Company also received an additional $1.2 million in the form of advanced royalty payments from Medline. See Note 15 "Deferred Revenue" in the Consolidated Financial Statements for further information regarding Medline. These items were partially offset by a decrease in accounts payable and accrued liabilities of $639,000 in 2004 as compared to a $927,000 increase in 2003. The increase in net cash used in investing activities resulted from an increased investment in facilities and equipment primarily to support the Company's DelSite subsidiary. Cash provided by financing activities in 2004 reflects increased principal payments on debt and capital lease obligations and only $650,000 of new debt incurred as compared to $1.5 million of new debt in 2003.

 The Company's costs and expenses generally fall into four broad categories: cost of product sales; sales and distribution expenses in support of product sales; general and administrative expenses; product support and DelSite research and development expenses. In recent years, the Company has shifted a greater percentage of its overall research and development expenses to its DelSite subsidiary. General and administrative expenses represent corporate infrastructure costs, such as accounting, human resources and information systems, and executive management expenses. In addition to its operating expenses, the Company also incurs interest expense arising from the debt portion of its capital structure.

 Costs and Expenses
 ------------------                               Year-over-   Year-over-
                                                     Year         Year
                                 2004     2003      Growth       Growth
                                                     ($)           (%)
 -----------------------------------------------------------------------
 Cost of product sales         $18,250  $18,806    $  (556)       (3.0%)
 Selling, general and
   administrative                7,560    8,017       (457)       (5.7%)
 Research and development          911      899         12         1.3%
 Research and development,
   DelSite                       3,826    2,761      1,065        38.6%
 Other expenses (income)           (92)    (123)        31        25.2%
 Interest expense (income), net    205      249        (44)      (17.7%)


 The Company utilizes the cash flow generated from its manufacturing and sales operations and borrowings to fund additional capital projects in support of manufacturing operations and to fund the research activities of its wholly-owned subsidiary, DelSite. DelSite, which was incorporated in 2001, operates separately from the Company's product-support research and development program and is responsible for the research, development and marketing of the Company's proprietary GelSite[R] technology for controlled release and delivery of bioactive pharmaceutical ingredients. DelSite's business plan is to develop its data in support of it technologies and then partner with biotechnology and pharmaceutical companies to provide novel delivery solutions for their drugs and vaccines.

 Key Performance Indicators
 --------------------------
 The following table illustrates the key performance indicators that the Company uses to measure the performance and manage the business.

                                                   FISCAL YEARS ENDED
                                                   ------------------
                                                    2004        2003
                                                   ------      ------
 Days Sales Outstanding:
   Accounts Receivable                            $ 3,325     $ 3,098
   Fourth Quarter Sales                             7,761       6,705
   Divided by 90 days equals
     Average Daily Sales                             86.2        74.5
                                                   ------      ------
   Accounts Receivable divided by
     Average Daily Sales equals
       Days Sales Outstanding                        38.6        41.6
                                                   ======      ======
 Months Inventory on Hand:
   Inventory                                      $ 4,614     $ 5,960
   Fourth Quarter Cost of Product Sales             4,473       4,551
   Divided by 3 equals
     Average Monthly Cost of Product Sales          1,491       1,517
                                                   ------      ------
   Inventory divided by Average
     Monthly Cost of Product Sales equals
       Months Inventory on Hand                       3.1         3.9
                                                   ======      ======
 Current Ratio:
   Current Assets                                 $10,566     $11,231
   Divided by
     Current Liabilities                            8,322       8,212
                                                   ------      ------
   Equals Current Ratio                              1.27        1.37
                                                   ======      ======
 Quick Ratio:
   Quick Assets                                   $ 5,755     $ 5,018
   Divided by
     Current Liabilities                            8,322       8,212
                                                   ------      ------
   Equals Quick Ratio                                0.69        0.61
                                                   ======      ======
 Debt to Equity:
   Current Liabilities                            $ 8,322     $ 8,212
   Long Term Debt                                   1,324       1,953
                                                   ------      ------
   Total Debt                                     $ 9,646     $10,165
   Divided by Equity                               13,371      12,619
                                                   ------      ------
   Equals Debt to Equity                             0.72        0.80
                                                   ======      ======
 Long-term Debt to Equity:
   Long Term Debt                                 $ 1,324     $ 1,953
   Divided by Equity                               13,371      12,619
                                                   ------      ------
   Equals Long-term Debt to
     Equity                                          0.10        0.15
                                                   ======      ======
 Working Capital:
   Current Assets                                 $10,566     $11,231
   Less Current Liabilities                         8,322       8,212
                                                   ------      ------
   Equals Working Capital                         $ 2,244     $ 3,019
                                                   ======      ======

                       Liquidity and Capital Resources
                       -------------------------------

 The following table summarizes the Company's contractual obligations at December 31, 2004 (amounts in thousands):

                                              Payments Due by Period
                                      ---------------------------------------
                                      Less than   One to  Four to   More than
                                         One      Three     Five      Five
                               Total     Year     Years     Years     Years
 ----------------------------------------------------------------------------
 Contractual Obligations
 Notes Payable
  Line of Credit with
   Comerica Bank (5.75% at
   December 31, 2004)        $ 1,887   $ 1,887   $     -   $     -   $     -
  Comerica Bank note payable
   (5.75% at December 31,2004)   717       200       400       117         -
  Medline note payable
   (6.5% at December 31, 2004)   582       582         -         -         -
  Bancredito notes payable
   (U.S. prime plus 2.5% at
   December 31, 2004)            754        90       199       227       238
 Other
  Capital leases                 250       127        86        34         3
  Operating leases             4,852       986     1,688     1,274       904
                              ------    ------    ------    ------    ------
  Total contractual
   obligations               $ 9,042   $ 3,872   $ 2,373   $ 1,652   $ 1,145
                              ======    ======    ======    ======    ======

 The Company has historically depended on operating cash flows, bank financing, advances on royalty payments under certain of its existing contracts and equity financing to fund its operations, capital projects and research and development projects, with the majority of funds generated from operating cash flows. The Company also has available to it various leasing arrangements for financing equipment purchases, and is seeking additional grant awards and other potential collaborative or sponsorship funding for DelSite projects and potential licensing revenues for product lines or DelSite projects.

 At December 31, 2004 and 2003, the Company held cash and cash equivalents of $2,430,000 and $1,920,000, respectively, an increase of $510,000. The increase was primarily due to a $1.1 million decrease in inventory as the Company implemented programs to reduce inventory levels, the receipt of $1.2 million from Medline as an advance payment of royalties; (See Note 15 "Deferred Revenue" in the Consolidated Financial Statements for further information regarding Medline), the receipt of $650,000 in loan proceeds and $716,000 in proceeds from stock option exercises and employee purchases of shares. These cash receipts were partially offset by the Company's investment in property plant and equipment of $2.2 million and debt and capital lease obligation payments of $1.1 million. Customers with significant accounts receivable balances at the end of 2004 include Natural Alternatives ($2,205,000) and Medline ($688,000), and of these amounts $2,814,000 has been collected as of February 28, 2005.

 The Company has a line of credit with Comerica Bank ("Comerica") that provides for borrowings of up to $3 million based on the level of qualified accounts receivable and inventory. The line of credit is collateralized by accounts receivable and inventory. Borrowings under the line of credit bear interest at the bank's prime rate (5.25% at December 31, 2004) plus 0.5%. As of December 31, 2004 there was $1,887,000 outstanding on the credit line with $563,000 of credit available for operations, net of outstanding letters of credit of $550,000.

 Effective July 1, 2004, the Company and Comerica negotiated an amendment to the Company's credit facilities, which, among other things, redefined the covenants that require the Company to maintain certain financial ratios. As of December 31, 2004 the Company is in compliance with all of the covenant provisions. The new covenants and the Company's position at December 31, 2004 are as follows:

 Covenant                   Covenant Requirement   Company's Position
 ---------                  --------------------   ------------------
 Total Net Worth                $12,200,000            $12,744,000
 Current Ratio                      1.60                   1.76
 Liquidity Ratio                    1.75                   2.21

 The Total Net Worth, Current Ratio and Liquidity Ratio covenant amounts and the Company's position are calculated as defined in the amendment. The definition of the current ratio in the amendment is different from the definition used in the Company's key performance indicators. The covenant amounts for these ratios will remain at these same fixed amounts until maturity of the loan.

 In September 2004, the Company received a loan of $350,000 from Bancredito, a Costa Rica bank, with interest and principal to be repaid in monthly installments over eight years. The interest rate on the loan is the U.S. Prime Rate (5.25%) plus 2.5%. The loan is secured by certain of the Company's equipment. The proceeds of the loan were used in the Company's operations. As of December 31, 2004, there was $343,000 outstanding on the loan.

 In July 2003, the Company received a loan of $1,000,000 from Comerica under a variable rate installment note with interest and principal to be repaid in monthly installments over five years. The interest rate on the loan is the U.S. Prime Rate plus 0.5%. The loan is collateralized by the Company's accounts receivable and inventory and by a first lien on the Company's production facility in Irving, Texas. The proceeds of the loan were used in the Company's operations. As of December 31, 2004, there was $717,000 outstanding on the loan. Both the line of credit and loan with Comerica are cross-collateralized and cross-defaulted.

 In March 2003 the Company received a loan of $500,000 from Bancredito, a Costa Rica bank, with interest and principal to be repaid in monthly installments over eight years. The interest rate on the loan is the U.S. Prime Rate plus 2.0%. The loan is secured by a mortgage on an unused, 164-acre parcel of land owned by the Company in Costa Rica plus a lien on specified oral patch production equipment. The proceeds of the loan were used in the Company's operations. As of December 31, 2004, there was $410,000 outstanding on the loan.

 In December 2002, the Company entered into an agreement with Medline for accelerated payment of $2.0 million of the royalties due under the Distributor and License Agreement. The royalty acceleration agreement provides for each of the remaining quarterly royalty payments due to be paid to the Company by Medline to be reduced by equal amounts, the sum of which offsets the royalty advance. The Company has accounted for this transaction in its financial statements as a loan, which bears interest at 6.5%. The proceeds of the loan were used to fund the acquisition of the CBI assets. As of December 31, 2004, there was $582,000 outstanding on the advance.

 The Company had no additional material capital commitments as of that date other than its leases and agreements with suppliers.

 In July 1998 the Company provided a $187,000 cash advance to Rancho Aloe, which is evidenced by a note receivable, due in installments, with payments being made monthly based upon farm production. The Company also advanced $300,000 to Rancho Aloe in November 1998 for the acquisition of an irrigation system to improve production on the farm and allow harvesting of leaves year-round. In the fourth quarter of 1998, the Company fully reserved all amounts owed to it by Rancho Aloe, in the total amount of $487,000, due to the start-up nature of the business. In 2004, the Company received payments totaling $92,250 from Rancho Aloe against the amount due.

 In December 2002, the Company acquired the assets of the custom division of Cosmetic Beauty Innovations ("CBI") for $1.0 million plus a royalty on the Company's sales to custom division customers for five years and $0.6 million for useable inventories. The royalty amount is equal to 9.0909% of Carrington's net sales of CBI products to CBI's transferring customers up to $6.6 million per year and 8.5% of Carrington's net sales of CBI products to CBI's transferring customers over $6.6 million per year. The Company recorded expenses of $271,000 and $383,000 in 2004 and 2003, respectively, for royalties due under the agreement. The CBI custom division provided product development and manufacturing services to customers in the cosmetic and skin care markets. Included in the purchase were intellectual property, certain inventories and specified pieces of equipment. The Company provides services to these customers through the Consumer Services Division development and manufacturing services group. The Company began producing products for the transferring CBI customers in February 2003 at its Irving, Texas facility.

 The Company anticipates capital expenditures in 2005 of approximately $1.0 million. The expenditures will primarily be comprised of production and laboratory equipment and facility modifications.

 Presently, the Company's debt/equity ratio is 0.72 to 1. Based on its current estimates, management believes that the Company has the capacity to incur additional debt, and, in 2005, the Company may seek additional financing to be used as working capital to fund additional research and development projects. The Company anticipates that any such borrowings, together with the expected cash flows from operations and licensing agreements and expected revenues from government grant programs, will provide the funds necessary to finance its current operations, including additional levels of research and development. However, the Company does not expect that its current cash resources will be sufficient to finance future major clinical studies and costs of filing new drug applications which may be necessary to develop its products to their full commercial potential. Additional funds, therefore, may need to be raised through equity offerings, borrowings, licensing arrangements or other means. Management believes that each of the enumerated financing avenues is presently available to the Company. However, there is no assurance that the Company will be able to obtain such funds on satisfactory terms when they are needed.

 In March 2001, the Board of Directors authorized the repurchase of up to 1,000,000 shares, or approximately 9.3% of the Company's outstanding Common Stock, dependent on market conditions. Under the authorization, purchases of Common Stock may be made on the open market or through privately negotiated transactions at such times and prices as are determined jointly by the Chairman of the Board and the President of the Company. The Board authorized the repurchase program based on its belief that the Company's stock is undervalued in light of the Company's future prospects and that it would be in the best interest of Company and its shareholders to repurchase some of its outstanding shares. As of March 2005, the Company had repurchased 2,400 of its outstanding Common Stock under the program.

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

                            Results of Operations
                            ---------------------

 2004 was the third consecutive year of revenue growth and second consecutive year of earnings growth for the Company. Revenues, product-related gross margin and net income in 2004 increased from 2003 by 5.9%, 14.6%, and 102.4%, respectively. There were several key drivers for the increases in revenue, product-related gross margin, and net income, including: (1) increased sales of bulk raw material products by the Consumer Services Division, (2) grant income from two NIAID awards received by DelSite, and
 (3) cost reduction initiatives implemented to reduce freight costs, reduce costs for raw material, packing materials and shipping supplies and reduce administrative expenses.

 The information presented in this financial review should be read in conjunction with other financial information provided throughout this 2004 Annual Report. The following discussion of operating results focuses on the Company's three reportable business segments: Medical Services Division, Consumer Services Division and DelSite.

 Net Revenue
 -----------
 Net revenues in 2004 were $30.8 million, a 5.9% increase from $29.1 million in 2003. The 2004 revenue increase was the third consecutive year of revenue growth for the Company. Included in the revenue growth of $1.7 million for 2004 was approximately $767,000 related to grant awards that were received during 2004. Approximately $3.1 million in additional revenue resulted from sales of the Company's bulk Manapol[R] powder in 2004. These were partially offset by a decrease of $391,000 in medical services related revenue and $1.69 million in specialty manufacturing sales.

 Comparative net revenue information related to the Company's operating segments is shown in the following tables.

                                                          2004 vs. 2003
                                                             Change
                                                        ----------------
 Net Revenue                     2004      Total           $         %
 -----------                    ------     -----        ------     -----
 Medical Services Division     $10,391      33.7%      $  (391)     (3.6%)
 Consumer Services Division     19,663      63.8%        1,342       7.3%
 DelSite                           767       2.5%          767     100.0%
                                ------     -----        ------     -----
   Total                       $30,821     100.0%      $ 1,718       5.9%
                                ======     =====        ======     =====

                                                          2003 vs. 2002
                                                             Change
                                                        ----------------
 Net Revenue                     2003      Total           $         %
 -----------                    ------     -----        ------     -----
 Medical Services Division     $10,782      37.0%      $ 1,312     13.8%
 Consumer Services Division     18,321      63.0%        9,750    113.8%
 DelSite                             0       0.0%            0      0.0%
                                ------     -----        ------     -----
   Total                       $29,103     100.0%      $11,062     61.3%
                                ======     =====        ======     =====

 The Medical Services Division revenues decreased $391,000, or 3.6%, in 2004 from 2003, primarily due to decreased demand of wound care products from Medline, the Company's exclusive domestic distributor. Total sales of the division's domestic wound care products decreased by $1.44 million to $4.10 million in 2004 from $5.54 million in 2003, as Medline decreased its inventory stock levels. Additionally, the Division's products are facing increasing competitive pressure from low-end, commodity-type products which are eroding their market share. Educational efforts are underway to support Medline's sales efforts in product differentiation, performance and net cost of therapy to the customer. The Company has also initiated selective advertisements to support its brand. Total sales of the Division's international wound care products increased $396,000 to $844,000 in 2004 from $448,000 in 2003, with the sales increase due to increased European sales. Additionally, sales of $2.97 million in 2004, compared to $2.33 million in 2003, were generated from products the Division produced for Medline under a supply agreement entered into in December 2000, whereby the company manufactures Medline's own branded dermal management products on a non-exclusive basis. The Division also recorded royalty revenue of $2.47 million in each of 2004, 2003 and 2002 relating to the exclusive Licensing and Distribution Agreement with Medline.

 The Medical Services Division's revenues increased 13.8% in 2003 from 2002. This sales growth resulted primarily from additional products being added to the Supply Agreement including the production of Medline's dermal management products, sales of which increased by $1.28 million to $2.33 million in 2003 from $1.05 million in 2002.

 The Company's Consumer Services Division recorded an increase in revenues of $1.34 million, or 7.3%, to $19.66 million in 2004 over revenues of $18.32 million in 2003. Sales of bulk Manapol[R] powder grew $3.11 million to $14.56 million in 2004 from $11.46 million in 2003. The Division currently sells bulk Manapol[R] powder to Natural Alternatives under a one-year, non-exclusive supply and licensing agreement with Natural Alternatives and Mannatech, Inc., that commenced in 1997 and extends to November 2005. Total sales to this customer were $14.41 million, $11.35 million and $6.37 million for the years 2004, 2003 and 2002, respectively. Sales for the Division's specialty manufacturing business, which develops and manufactures a variety of gels, creams, lotions and drinks for customers in the cosmetic, skin care and nutraceutical industries, decreased $1.69 million to $4.66 million in 2004 from $6.35 million in 2003, due in part to intensifying competition in the specialty manufacturing market. Of this decrease, $529,000 was attributable to the cancellation of a single product manufactured for a major customer, and $171,000 was due to a decrease in international sales of drinks manufactured for Japan, Taiwan and Korea. Additionally, sales of the Division's Aloeceuticals[R] line of immune-enhancing dietary supplements decreased by $77,000 to $442,000 in 2004 from $519,000 in 2003.

 The Consumer Services Division's revenues increased 113.8% in 2003 from 2002. The 2003 revenue growth of $9.75 million was primarily attributable to sales of the Division's bulk Manapol[R] powder, which increased by $4.95 million to $11.46 million in 2003 from $6.51 million in 2002, and to $4.11 million of sales of products the Company produced for former customers of CBI in the first year after the acquisition. Additionally, an $846,000 increase was attributable to the addition of a single product manufactured for a major customer. These increases were partially offset by an international sales decrease of $137,000 for drinks manufactured for Japan, Taiwan and Korea.

 Revenues from the Company's DelSite subsidiary were $767,000 in 2004, the first year that DelSite has recorded revenues. These revenues represent two grant awards received from NIAID. In March 2004 DelSite received a Small Business Innovation Research grant award of up to $888,000 over a two-year period. Revenue of $447,000 was recognized in 2004 from this grant. In October 2004 DelSite received a $6 million grant award from NIAID under a biodefense and SARS product development initiative that will fund a three-year preclinical program. Revenue of $320,000 was recognized in 2004 from this grant.

 Product Related Gross Margin
 ----------------------------
 The product-related gross margins of $11.80 million in 2004 reflect a $1.51 million, or 14.6%, increase over 2003. The increase in product-related gross margins reflects the increased revenue levels for the Consumer Services Division plus cost reduction programs that led to improvements in capacity utilization and production efficiencies. Product-related gross margins of $10.30 million in 2003 were 63.4% higher than the $6.30 million received in 2002. This increase was primarily the result of increased sales levels and improved capacity utilization.

 Comparative  product-related  gross  margin   information  related  to   the
 Company's business segments is shown in the following table.

                                                           2004 vs. 2003
                                                              Change
                                                         ----------------
 Product Related Gross Margin     2004      Total           $         %
 ----------------------------    ------     -----        ------     -----
 Medical Services Division      $ 2,550     21.6%       $  (465)    (15.4%)
 Consumer Services Division       9,254     78.4%         1,971      27.1%
                                 ------     -----        ------     -----
   Total                        $11,804    100.0%       $ 1,506      14.6%
                                 ======     =====        ======     =====

                                                           2003 vs. 2002
                                                              Change
                                                         ----------------
 Product Related Gross Margin     2003      Total           $         %
 ----------------------------    ------     -----        ------     -----
 Medical Services Division      $ 3,014      29.3%      $     5       0.2%
 Consumer Services Division       7,283      70.7%        3,990     121.1%
                                 ------     -----        ------     -----
   Total                        $10,297     100.0%      $ 3,995      63.4%
                                 ======     =====        ======     =====

 Product-related gross margin for the Medical Services Division, which includes $2.47 million of royalty revenue for each year presented, decreased 15.4% to $2.55 million in 2004 from $3.01 million in 2003. The reduction in product-related gross margin in 2004 was primarily the result of increased sales of Medline-branded dermal management products which have dramatically lower product-related gross margins than the Carrington-branded wound care products the Company produces. The increased production of these products improved the capacity utilization and thereby helped to reduce manufacturing variances in the Irving manufacturing facility. Product-related gross margins in 2003 increased 0.2% from 2002.

 The Consumer Services Division reported an increase of $1.97 million, or 27.1%, in product-related gross margins in 2004 compared to 2003. The increase was primarily due to the increase in sales noted above. In addition, the Division experienced reductions in the direct cost of packaging components and a shift in product mix toward higher margin product sales. The segment's 2003 product-related gross margin increased 121.1% over 2002 primarily as a result of increased sales of cosmetic products manufactured from the CBI acquisition, increased sales of bulk Manapol[R] powder, and ongoing discretionary cost reduction programs.

 DelSite's 2004 revenues were $767,000. DelSite has no direct cost of goods sold, only research and development cost.

 Selling, General and Administrative Expenses
 --------------------------------------------
 The Company experienced a decrease of 5.7% in selling, general and administrative expenses during 2004. These expenses totaled $7.56 million in 2004, a decrease of $457,000 from $8.02 million in 2003. The Company recorded a decrease in distribution-related expenses of $254,000 to $2.03 million in 2004 from $2.29 million in 2003. The reduction was primarily related to consolidated shipping programs and reduced freight rates achieved through improved negotiations with freight carriers. Additionally, the Company experienced a $74,000 decrease in selling expenses to $2.06 million in 2004 from $2.13 million in 2003. This decrease was primarily attributable to headcount reductions in Aloeceuticals[R] sales personnel. The Company also recorded a decrease of $128,000 in administrative expenses to $3.47 million in 2004 from $3.60 million in 2003 as the Company more efficiently managed these expenses.

 In 2003, the Company experienced a $1.98 million, or 32.8% increase in selling, general and administrative expenses from $6.04 million in 2002. Distribution-related expenses increased by $1.09 million in 2003 due to increased shipping volume and increased facility costs associated with the growing business. Selling expenses increased by $403,000 and administrative costs increased by $480,000 primarily in the areas of salary, professional fees and information systems expenses to support the increased level of operations and to improve the infrastructure of the Company.

 Research and Development
 ------------------------
 Specialized research and development expenses in support of the Company's ongoing operations rose by 1.3%, increasing to $911,000 in 2004 from $899,000 in 2003. These expenses decreased by 52.8% in 2003 from $1.70 million in 2002. The significant decrease in 2003 was a result of the Company's efforts to refocus the activities of this group toward services in support of manufacturing, including formulation design, formulation modifications and re-engineering, technology transfer to the manufacturing suite and stability studies.

 DelSite operates independently from the Company's specialized research and development program and is responsible for the research, development and marketing of the Company's proprietary GelSite[R] technology for controlled release and delivery of bioactive pharmaceutical ingredients. DelSite began operations in January 2002 and its expenses totaled $3.83 million in 2004. The 2004 expenditures were a 38.6% increase over the 2003 expenditures of $2.76 million. The 2003 expenditures were a 47.7% increase over the 2002 expenditures of $1.87 million.

 Combined research and development expenses totaled $4.74 million, $3.66 million and $3.58 million for the years 2004, 2003 and 2002, respectively.

 Other Expense (Income)
 ----------------------
 Other expense or income primarily consists of collections the Company has received from Rancho Aloe against a fully reserved note receivable balance.

 Interest Expense
 ----------------
 Net interest expense of  $205,000 was recorded in  2004 versus net  interest expense of $249,000 in 2003, with the decrease of $44,000 due to lower outstanding debt balances throughout 2004. Net interest expense increased by $208,000 in 2003, rising from $41,000 in 2002 to $249,000. The increase was due to increased Company borrowings in 2003.

 Income Taxes
 ------------
 The Company incurred $125,000 of foreign income tax expense related to the Company's operations in Costa Rica in 2004. This was the first year that these activities were subject to income taxes. The Company commenced operations in Costa Rica in July 1992 and was granted a 100% exemption for the first twelve years of operation and a 50% exemption for the next six years of operation. The Company's current tax rate in Costa Rica is 15% and will increase to 30% effective July 1, 2010.

 There was no benefit or expense for U.S. income taxes in 2004, 2003 or 2002 as the Company has provided a valuation allowance against all U.S. deferred tax asset balances at December 31 of each year due to the uncertainty regarding realization of the asset.

 Net Earnings and Earnings Per Share
 -----------------------------------
 Net earnings of $36,000, or basic and diluted earnings per share of $0.00, were at a three-year high in 2004. Net loss was $1.50 million in 2003, or basic and diluted loss per share of $(0.15), compared to a loss of $3.38 million, or basic and diluted loss per share of $(0.34) in 2002. Basic and diluted average shares outstanding for 2004 were 10,590,062 and 11,171,305, respectively, compared to basic and diluted average shares outstanding for 2003 of 10,120,147. Basic and diluted average shares outstanding for 2002 were 9,888,759. The increase in basic and diluted average shares outstanding was primarily due to additional stock option grants that are in-the-money at year end and employee share purchases.

 Impact of Inflation
 -------------------
 The Company does not believe that inflation has had a material impact on its results of operations.

                         Critical Accounting Policies
                         ----------------------------

 The Company has identified the following accounting policies as critical. The Company's accounting policies are more fully described in Note Two of the Financial Statements. The preparation of consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to bad debts and inventories. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

 The Company records reductions to revenue for estimated returns based upon recent history. Historical returns have been $2,000, $105,000 and $74,000 for the years ending December 31, 2004, 2003, and 2002, respectively. Accordingly, the Company has a $35,000 reserve recorded for customer returns at December 31, 2004. If market conditions were to decline or inventory was in danger of expiring or becoming obsolete, the Company may be required to implement customer incentive offerings, such as price discounts, resulting in an incremental reduction of revenue at the time the incentive is offered. Additionally, if demand for the Company's product were to drop, the Company's distributors may request permission from the Company to return product for credit causing a need to re-evaluate and possibly increase the reserve for product returns. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The Company writes down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. The Company has provided a valuation allowance against the net deferred tax assets, based on available evidence that the assets may not be realized.

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

 Although the Company believes that the expectations reflected in its forward-looking statements are reasonable, no assurance can be given that such expectations will prove correct. Factors that could cause the Company's results to differ materially from the results discussed in such forward-looking statements include but are not limited to the possibilities that the Company may be unable to obtain the funds needed to carry out large scale clinical trials and other research and development projects, that the results of the Company's clinical trials may not be sufficiently positive to warrant continued development and marketing of the products tested, that new products may not receive required approvals by the appropriate government agencies or may not meet with adequate customer acceptance, that the Company may not be able to obtain financing when needed, that the Company may not be able to obtain appropriate licensing agreements for products that it wishes to market or products that it needs assistance in developing, that the Company's efforts to improve its sales and reduce its costs may not be sufficient to enable it to fund its operating costs from revenues and available cash resources, that one or more of the customers that the Company expects to purchase significant quantities of products from the Company may fail to do so, that competitive pressures may require the Company to lower the prices of or increase the discounts on its products, that the Company's sales of products it is contractually obligated to purchase from suppliers may not be sufficient to enable and justify its fulfillment of those contractual purchase obligations, that other parties who owe the Company substantial amounts of money may be unable to pay what they owe the Company, that the Company's patents may not provide the Company with adequate protection, that the Company's manufacturing facilities may be inadequate to meet demand, that the Company's distributors may be unable to market the Company's products successfully, that the Company may not be able to resolve its disputes with third parties in a satisfactory manner, that the Company may be unable to reach a satisfactory agreement with other important suppliers, that the Company may not be able to use its tax loss carryforwards before they expire, that the Company may not have sufficient financial resources necessary to repurchase shares of its outstanding Common Stock, that the Company may be unable to maintain effective internal controls over financial reporting, and that the Company may be unable to produce or obtain, or may have to pay excessive prices for, the raw materials or products it needs.

 All forward-looking statements in this report are expressly qualified in their entirety by the cautionary statements in the two immediately preceding paragraphs.


 ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
           ----------------------------------------------------------

                               Foreign Currency
                               ----------------

 The Company's manufacturing operation in Costa Rica accounted for 33.5% of cost of sales for the year ended December 31, 2004. The Company's functional currency in Costa Rica is the U.S. Dollar. As a result, the Company's financial results could be significantly affected by factors such as changes in foreign currency exchange rates or economic conditions in Costa Rica. When the U.S. Dollar strengthens against the Costa Rica Colon the cost of sales decreases. During 2004, the exchange rate from U.S. Dollar to Costa Rica Colon increased by 9.6% to 458 at December 31, 2004. The effect of an additional 10% strengthening in the value of the U.S. Dollar relative to the Costa Rica Colon in 2004 would have resulted in an increase of $556,130 in gross profit. The Company's sensitivity analysis of the effects of changes in foreign currency rates does not factor in a potential change in sales levels or local currency prices.

 Sales of products to foreign markets comprised 4.6% of sales for 2004. These sales are generally denominated in U.S. Dollars. The Company does not believe that changes in foreign currency exchange rates or weak economic conditions in foreign markets in which the Company distributes its products would have a significant effect on operating results. If sales to foreign markets increase in future periods, the effects could become significant.

 Changes in short-term interest rates on debt balances with variable interest rates could have an affect on the Company's earnings. At December 31, 2004, a hypothetical one percent increase in interest rates would result in an increase in interest expense of $40,000 on an annual basis.

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


 ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
           ---------------------------------------------------------------
           FINANCIAL DISCLOSURE.
           --------------------

 None.


 ITEM 9A.  CONTROLS AND PROCEDURES.
           -----------------------

 Management of the Company, with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures. Based on their evaluation, as of the end of the period covered by this Form 10-K, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) are effective.

 There have been no changes in internal control over financial reporting, for the period covered by this report, that have materially affected or are reasonably likely to materially affect, the Company's internal control over financial reporting.


 ITEM 9B.  OTHER INFORMATION.
           -----------------

 None.

                                   PART III
                                   --------

 ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
           --------------------------------------------------

 The information required by Item 10 of Form 10-K is hereby incorporated by reference from the information appearing under the captions "Election of Directors", "Corporate Governance and Board Committees", "Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive Proxy Statement relating to its 2005 annual meeting of shareholders, which will be filed pursuant to Regulation 14A within 120 days after the Company's fiscal year ended December 31, 2004.


 ITEM 11.  EXECUTIVE COMPENSATION.
           ----------------------

 The information required by Item 11 of Form 10-K is hereby incorporated by reference from the information appearing under the caption "Executive Compensation" in the Company's definitive Proxy Statement relating to its 2005 annual meeting of shareholders, which will be filed pursuant to Regulation 14A within 120 days after the Company's fiscal year ended December 31, 2004.


 ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS, MANAGEMENT AND
           ---------------------------------------------------------------
           RELATED STOCKHOLDERS MATTERS.
           ----------------------------

 The information required by Item 12 of Form 10-K is hereby incorporated by reference from the information appearing under the captions "Security Ownership of Management" and "Principal Shareholders" in the Company's definitive Proxy Statement relating to its 2005 annual meeting of shareholders, which will be filed pursuant to Regulation 14A within 120 days after the Company's fiscal year ended December 31, 2004.


 ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
           ----------------------------------------------

 The information, if any, required by Item 13 of Form 10-K is hereby incorporated by reference from the information appearing under the caption "Certain Transactions", if any, in the Company's definitive Proxy Statement relating to its 2005 annual meeting of shareholders, which will be filed pursuant to Regulation 14A within 120 days after the Company's fiscal year ended December 31, 2004.


 ITEM 14   PRINCIPAL ACCOUNTANT FEES AND SERVICES.
           --------------------------------------

 The information required by Item 14 of Form 10-K is hereby incorporated by reference from the information appearing under the captions "Principal Accountant Fees and Services" in the Company's definitive Proxy Statement relating to its 2005 annual meeting of shareholders, which will be filed pursuant to Regulation 14A within 120 days after the Company's fiscal year ended December 31, 2004.


                                   PART IV
                                   -------

 ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
           ------------------------------------------

    (1)    Financial Statements.

           Reference is made to the index on page F-1 for a list of all financial statements filed as a part of this Annual Report.

    (2)    Financial Statement Schedules.

           Reference is made to the index on page F-1 for a list of one financial statement schedule filed as a part of this Annual Report.

    (3)    Exhibits.

           Reference is made to the Index to Exhibits on pages E-1 through E-5 for a list of all exhibits to this report.

                        CARRINGTON LABORATORIES, INC.
           INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES


 Consolidated Financial Statements of the Company:

      Consolidated Balance Sheets --
           December 31, 2004 and 2003                             F-2

      Consolidated Statements of Operations -- years ended
           December 31, 2004, 2003 and 2002                       F-3

      Consolidated Statements of Shareholders' Equity --
           years ended December 31, 2004, 2003 and 2002           F-4

      Consolidated Statements of Cash Flows -- years ended
           December 31, 2004, 2003 and 2002                       F-5

      Notes to Consolidated Financial Statements                  F-6

      Financial Statement Schedule
           Valuation and Qualifying Accounts                      F-21

      Report of Grant Thornton LLP                                F-22

      Report of Ernst & Young LLP                                 F-23

 Consolidated Balance Sheets
 (Amounts in thousands, except share and per share amounts)


                                                           December 31,
                                                      ----------------------
                                                        2004          2003
                                                      --------      --------
 ASSETS:
 Current Assets:
   Cash and cash equivalents                         $   2,430     $   1,920
   Accounts receivable, net of allowance for
    doubtful accounts of $162 and $181 at
    December 31, 2004 and 2003, respectively             3,325         3,098
   Inventories, net                                      4,614         5,960
   Prepaid expenses                                        197           253
                                                      --------      --------
 Total current assets                                   10,566        11,231

 Property, plant and equipment, net                     11,674        10,538
 Customer relationships, net                               585           777
 Other assets, net                                         192           238
                                                      --------      --------
 Total assets                                        $  23,017     $  22,784
                                                      ========      ========
 LIABILITIES AND SHAREHOLDERS' EQUITY:
 Current Liabilities:
   Line of credit                                    $   1,887      $  1,587
   Accounts payable                                      1,674         2,037
   Accrued liabilities                                   1,328         1,604
   Current portion of long-term debt and
    capital lease obligations                            1,000         1,104
   Deferred revenue                                      2,433         1,880
                                                      --------      --------
 Total current liabilities                               8,322         8,212

 Long-term debt and capital lease obligations            1,324         1,953

 Commitments and contingencies

 SHAREHOLDERS' EQUITY:
   Common stock, $.01 par value, 30,000,000 shares
    authorized, 10,722,364 and 10,384,669 shares
    issued at December 31, 2004 and 2003,
    respectively                                           107           104
   Capital in excess of par value                       53,713        53,000
   Accumulated deficit                                 (40,446)      (40,482)
   Treasury stock at cost, 2,400 shares
    at December 31, 2004 and 2003                           (3)           (3)
                                                      --------      --------
 Total shareholders' equity                             13,371        12,619
                                                      --------      --------
 Total liabilities and shareholders' equity          $  23,017     $  22,784
                                                      ========      ========

     The accompanying notes are an integral part of these balance sheets.

 Consolidated Statements of Operations
 (Amounts in thousands, except per share amounts)


                                                 Years Ended December 31,
                                               ----------------------------
                                                2004       2003       2002
                                               ------     ------     ------
 Revenues:
   Net product sales                          $27,584    $26,636    $15,571
   Royalty income                               2,470      2,467      2,470
   Grant income                                   767          -          -
                                               ------     ------     ------
 Total revenues                                30,821     29,103     18,041

 Cost and expenses:
   Cost of product sales                       18,250     18,806     11,739
   Selling, general and administrative          7,560      8,017      6,040
   Research and development                       911        899      1,701
   Research and development, DelSite            3,826      2,761      1,879
   Other expense (income)                         (92)      (123)        19
   Interest expense (income), net                 205        249         41
                                               ------     ------     ------
 Net income (loss) before income taxes            161     (1,506)    (3,378)
 Provision for income taxes                       125          -          -
                                               ------     ------     ------
 Net income (loss)                            $    36    $(1,506)   $(3,378)
                                               ======     ======     ======

 Basic and diluted earnings (loss) per
   share                                      $  0.00    $ (0.15)   $ (0.34)
                                               ======     ======     ======
 Basic shares outstanding                      10,590     10,120      9,889

 Diluted shares outstanding                    11,171     10,120      9,889


       The accompanying notes are an integral part of these statements.


 Consolidated Statements of Shareholders' Equity
 For the Years Ended December 31, 2004, 2003 and 2002
 (Amounts in thousands)

                       Common Stock    Capital in                Treasury Stock
                      --------------   Excess of   Accumulated   --------------
                      Shares  Amount   Par Value     Deficit     Shares  Amount   Total
                      ------   -----     ------      -------     ------   -----   ------
 January 1, 2002       9,809  $   98    $52,429     $(35,598)         -  $    -  $16,929
 Issuance of common
  stock for employee
  stock purchase plan    149       2        126            -          -       -      128
 Issuance of common
  stock for stock
  option plan             10       -         13            -          -       -       13
 Treasury stock
  purchase                 -       -          -            -          2      (3)      (3)
 Net loss                  -       -          -       (3,378)         -       -   (3,378)
                      ------   -----     ------      -------     ------   -----   ------
 December 31, 2002     9,968     100     52,568      (38,976)         2      (3)  13,689
 Issuance of common
  stock for employee
  stock purchase plan    246       2        197            -          -       -      199
 Issuance of common
  stock for stock
  option plan            171       2        235            -          -       -      237
 Net loss                  -       -          -       (1,506)         -       -   (1,506)
                      ------   -----     ------      -------     ------   -----   ------
 December 31, 2003    10,385     104     53,000      (40,482)         2      (3)  12,619
 Issuance of common
  stock for employee
  stock purchase plan     56       -        163            -          -       -      163
 Issuance of common
  stock for stock
  option plan            281       3        550            -          -       -      553
 Net income                -       -          -           36          -       -       36
                      ------   -----     ------      -------     ------   -----   ------
 December 31, 2004    10,722  $  107    $53,713     $(40,446)         2  $   (3) $13,371
                      ======   =====     ======      =======      =====   =====   ======

           The accompanying notes are an integral part of these statements.


 Consolidated Statements of Cash Flows
 (Amounts in thousands)

                                                     Years Ended December 31,
                                                    --------------------------
                                                     2004      2003      2002
                                                    ------    ------    ------
 Operating activities:
  Net income (loss)                                $    36   $(1,506)  $(3,378)
    Adjustments to reconcile net income (loss)
     to net cash provided by (used in)
     operating activities:
    Provision for bad debts                             48       150        38
    Provision for inventory obsolescence               205       200       135
    Depreciation and amortization                    1,241     1,309     1,087
    Loss on disposal of assets                           -         8        21
  Changes in operating assets and liabilities:
    Accounts receivable                               (275)     (878)     (786)
    Inventories                                      1,141    (1,827)      870
    Prepaid expenses                                    56       350      (414)
    Other assets                                        46        21       (49)
    Accounts payable and accrued liabilities          (639)      927       731
    Deferred revenue                                   553       (42)      380
                                                    ------    ------    ------
 Net cash provided by (used in) operating
  activities                                         2,412    (1,288)   (1,365)

 Investing activities:
  Cash paid in purchase of business, net of
   cash acquired                                         -       (79)   (1,001)
  Purchases of property, plant and equipment        (2,172)   (1,393)     (378)
                                                    ------    ------    ------
 Net cash used in investing activities              (2,172)   (1,472)   (1,379)

 Financing activities:
  Borrowings on line of credit                         300         -       824
  Proceeds from debt issuances                         350     1,500     2,000
  Principal payments on debt and capital
   lease obligations                                (1,096)     (892)      (36)
  Issuances of common stock                            716       436       141
  Treasury stock purchased                               -         -        (3)
                                                    ------    ------    ------
 Net cash provided by financing activities             270     1,044     2,926
                                                    ------    ------    ------
 Net increase (decrease) in cash and cash
  equivalents                                          510    (1,716)      182
                                                    ------    ------    ------
 Cash and cash equivalents at beginning of year      1,920     3,636     3,454
                                                    ------    ------    ------
 Cash and cash equivalents at end of year          $ 2,430   $ 1,920   $ 3,636
                                                    ======    ======    ======
 Supplemental disclosure of cash flow information
  Cash paid during the year for interest           $   225   $   259   $    61


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

 The Company's Medical Services Division offers a comprehensive line of wound management products to hospitals, nursing homes, alternative care facilities, cancer centers, home health care providers and managed care organizations. The Company and Medline Industries, Inc. ("Medline") entered into a Distributor and License Agreement dated November 3, 2000, under which the Company granted to Medline the exclusive right, subject to certain limited exceptions, to distribute all of the Company's wound and skin care products (the "Products") in the United States, Canada, Puerto Rico and the U.S. Virgin Islands for a term of five years that began December 1, 2000. The agreement provides that Carrington will continue to manufacture its existing line of Products and sell them to Medline at specified prices. The prices, which were generally firm for the first two years of the contract term, are thereafter subject to adjustment not more than once each year to reflect increases in manufacturing cost.

 The agreement also grants Medline a nonexclusive license to use certain of the Company's trademarks in connection with the marketing of the Products. In addition, it permits Medline, if it so elects, to use those trademarks in connection with the marketing of various Medline products and other products not manufactured by the Company (collectively, "Other Products").

 The agreement requires Medline to pay the Company a base royalty totaling $12,500,000 in quarterly installments that began on December 1, 2000. In addition to the base royalty, if Medline elects to market any of the Other Products under any of the Company's trademarks, Medline must pay the Company a royalty of between one percent and five percent of Medline's aggregate annual net sales of the Products and the Other Products, depending on the amount of the net sales. The Company and Medline amended the Distributor and License Agreement in April 2004 to extend the term of the agreement through November 30, 2008. The amended agreement specified an advance payment of $1,250,000, which the Company has received.

 The Company entered into a Supply Agreement with Medline effective December 1, 2000, which among other things, provides that the Company will manufacture Medline brand dermal management products. The Supply Agreement is co-terminus with the amended Distributor and License Agreement.

 The Consumer Services Division, formerly referred to as Caraloe, Inc., markets or licenses consumer products and bulk raw material products. Principal sales of the Division are bulk raw material products which are sold to U.S. manufacturers who include the high quality extracts from Aloe vera L. in their finished products. The Consumer Services Division also provides product development and manufacturing services to customers in the cosmetic and nutraceutical markets.

 The Company formed a subsidiary, DelSite Biotechnologies, Inc., in October 2001 as a vehicle to further the development and commercialization of its new proprietary complex carbohydrate (Gelsite[R] polymer) that the Company is developing for use as a drug and vaccine delivery system.

 In December 2002 the Company entered into an agreement to acquire certain assets of the Custom Division of Creative Beauty Innovations, Inc. ("CBI"), including specialized manufacturing customer information, intellectual property and equipment. CBI is a privately held manufacturer of skin and cosmetic products with operations in Fort Worth, Texas.

 Under the agreement, the Company paid CBI $1.6 million, including $0.6 million for inventory of CBI. In addition, for the five-year period ending in December 2007 the Company agreed to pay CBI an amount equal to 9.0909% of Carrington's net sales of CBI products to CBI's transferring customers up to $6.6 million per year and 8.5% of Carrington's net sales of CBI products to CBI's transferring customers over $6.6 million per year. The acquired assets include equipment and other physical property previously used by CBI's Custom Division to compound and package cosmetic formulations of liquids, creams, gels and lotions into bottles, tubes or cosmetic jars. Carrington uses these assets in a substantially similar manner. The Company provides services to these customers through the Consumer Services Division's development and manufacturing services group. The Company recorded $100,000 for the purchase of equipment and $980,000 for the purchase of customer relationship intangibles in connection with the acquisition.

 The Company's products are produced at its plants in Irving, Texas and Costa Rica. A portion of the Aloe vera L. leaves used for manufacturing the Company's products are grown on a Company-owned farm in Costa Rica. The remaining leaves are purchased from other producers in Central and South America.


 NOTE TWO. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 PRINCIPLES OF CONSOLIDATION. The consolidated financial statements include the accounts of Carrington Laboratories, Inc., and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

 CASH EQUIVALENTS. The Company's policy is that all highly liquid investments purchased with a maturity of three months or less at date of acquisition are considered to be cash equivalents unless otherwise restricted. None of the cash equivalents are restricted for any years presented.

 INVENTORY.  Inventories are recorded at the lower of cost  (first-in, first-
 out) or market.   The Company records a  reserve for inventory  obsolescence based on an analysis of slow moving and expired products.

 PROPERTY, PLANT AND EQUIPMENT. Property, plant and equipment are recorded at cost less accumulated depreciation. Buildings and improvements, furniture and fixtures and machinery and equipment are depreciated on the straight-line method over their estimated useful lives. Leasehold improvements and equipment under capital leases are amortized over the terms of the respective leases or the estimated lives of the assets, whichever is less. Expenditures for maintenance and repairs are charged to expense as incurred.

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

 CUSTOMER RELATIONSHIPS. In connection with the CBI acquisition described in Note One, the Company recorded a finite-lived intangible asset of $980,000 for customer relationships acquired. The Company is amortizing this intangible asset over five years, which is based on the estimated life of the customer relationships. Future amounts paid to the sellers based on a percentage of sales of CBI products as described in Note One will be recorded as an expense in the same period the corresponding sales are recorded. The Company recorded expenses of $271,000 and $383,000 in 2004 and 2003, respectively, for royalties due under the agreement. The Company recorded expense for amortization of the intangible asset of $193,000 and $195,000 in 2004 and 2003, respectively, and accumulated amortization of $388,000 and $195,000 at December 31, 2004 and 2003, respectively. Amortization expenses over each of the next three years are expected to be approximately $200,000 per year.

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

 REVENUE RECOGNITION. The Company recognizes revenue for product sales at the time of shipment when title to the goods transfers and collectibility is reasonably assured, net of a reserve for estimated returns. Royalty income is recognized over the period of the licensing and royalty agreement. Grant income is recognized ratably as the grant budget-approved expenses are incurred.

 DEFERRED REVENUE. Deferred revenue is primarily related to the licensing and royalty agreement with Medline and represents amounts received in excess of amounts amortized to royalty income.

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

 FREIGHT COSTS. Shipping costs incurred by the Company are included in the consolidated statement of operations in selling, general and administrative expenses and were $914,000, $1,230,000 and $500,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

 ADVERTISING COSTS.   Advertising  costs, included  in  selling, general  and
 administrative, are expensed as incurred and were $240,000, $190,000 and $191,000 for the years ended 2004, 2003 and 2002, respectively.

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

 The following table illustrates the effect on net income (loss) if the Company had applied the fair value recognition provision of FAS 123 to stock based compensation:

 ---------------------------------------------------------------------------
                                              2004        2003        2002
 ---------------------------------------------------------------------------
 Net income (loss) (in thousands):
      As reported                            $    36     $(1,506)    $(3,378)
      Less:  Stock-based compensation
       expense determined under fair
       value-based method                     (1,496)       (583)       (331)
                                              ------      ------      ------
      Pro forma net loss                     $(1,460)    $(2,089)    $(3,709)
                                              ======      ======      ======

      Basic and diluted shares outstanding    10,590      10,120       9,889

 Net income (loss) per share:
      Basic and diluted as reported         $   0.00     $ (0.15)    $ (0.34)
      Basic and diluted pro forma              (0.14)      (0.21)      (0.38)
 ---------------------------------------------------------------------------

 Because options vest over a period of several years and additional awards are generally made each year, the pro forma information presented above is not necessarily indicative of the effects on reported or pro forma net earnings or losses for future years.

 NET INCOME (LOSS) PER SHARE. Basic net income (loss) per share is based on the weighted-average number of shares of common stock outstanding during the year. Diluted net income (loss) per share includes the effects of options, warrants and convertible securities unless the effect is antidilutive. The Company uses its weighted-average close price of its stock for the reporting period to determine the dilution of its stock options and warrants related to its EPS calculation.

 USE OF ESTIMATES. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates include accounts receivable bad debt, inventory obsolescence and return reserves. Actual results could differ from those estimates.

 FAIR VALUE OF FINANCIAL INSTRUMENTS. The carrying value of the Company's cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities estimate fair value due to their relative short-term nature. The majority of the Company's debt approximates fair value due to the nature of the floating interest rates being charged.

 RECLASSIFICATIONS. Certain prior year amounts have been reclassified to conform to the current year presentation.

 NEW PRONOUNCEMENTS. In November 2004, the FASB issued SFAS No. 151 "Inventory Costs." This Statement amends the guidance in ARB No. 43 to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. This Statement requires that those items be recognized as current period charges regardless of whether they meet the criterion of "so abnormal." In addition, this Statement requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of SFAS No. 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company anticipates no material effect from the adoption of SFAS No. 151.

 In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payments", which replaces SFAS No. 123 "Accounting for Stock Based Compensation", and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees" and amends SFAS No. 95, "Statement of Cash Flows." SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. As such, pro forma disclosure in lieu of expensing is no longer an alternative. The new standard is effective in the first interim or annual reporting period beginning after June 15, 2005. The Company is currently
 assessing  the  impact  that  the  statement  may  have  on   its  financial
 statements.


 NOTE THREE.  INVENTORIES

 The following summarizes the components of inventory at December 31, 2004 and 2003, in thousands:
                                                 2004          2003
 ---------------------------------------------------------------------------
 Raw materials and supplies                    $2,306        $3,009
 Work-in-process                                  514           638
 Finished goods                                 2,613         3,048
 Less obsolescence reserve                       (819)         (735)
 ---------------------------------------------------------------------------
 Total                                         $4,614        $5,960
 ---------------------------------------------------------------------------


 NOTE FOUR.  PROPERTY, PLANT AND EQUIPMENT

 Property, plant and equipment consisted of the following at December 31, 2004 and 2003, in thousands:
                                                         Estimated
                                  2004        2003      Useful Lives
 ---------------------------------------------------------------------------
 Land                           $ 1,391     $ 1,391
 Buildings and improvements      10,297       9,286     7 to 25 years
 Furniture and fixtures             638         620     4 to  8 years
 Machinery and equipment          9,488       8,831     3 to 10 years
 Leasehold improvements           1,332         846     3 to 10 years
 Equipment under capital leases     392         379           5 years
 ---------------------------------------------------------------------------
 Total                           23,538      21,353
 Less accumulated depreciation
   and amortization              11,864      10,815
 ---------------------------------------------------------------------------
 Property, plant and
   equipment, net               $11,674     $10,538
 ---------------------------------------------------------------------------

 The net book value of property, plant and equipment in Costa Rica at December 31, 2004 and 2003 was $4,241,000 and $3,593,000, respectively.


 NOTE FIVE.  ACCRUED LIABILITIES

 The following summarizes significant components of accrued liabilities at December 31, 2004 and 2003, in thousands:

                                             2004           2003
 ---------------------------------------------------------------------------
 Accrued payroll                           $  267         $  550
 Accrued insurance                            194            227
 Accrued taxes                                290            181
 Accrued professional fees                    145            197
 Other                                        432            449
 ---------------------------------------------------------------------------
 Total                                     $1,328         $1,604
 ---------------------------------------------------------------------------

 NOTE SIX.  LINE OF CREDIT

 The Company has a line of credit with Comerica Bank Texas ("Comerica") that provides for borrowings of up to $3 million based on the level of qualified accounts receivable and inventory. The line of credit is collateralized by accounts receivable and inventory. Borrowings under the line of credit bear interest at the bank's prime rate (5.25% at December 31, 2004) plus 0.5%. As of December 31, 2004 there was $1,887,000 outstanding on the credit line with $563,000 of credit available for operations, net of outstanding letters of credit of $550,000. The line of credit has no expiration date and is payable on demand.

 Effective July 1, 2004, the Company and Comerica negotiated an amendment to the Company's credit facilities, which, among other things, redefined the covenants that require the Company to maintain certain financial ratios. As of December 31, 2004 the Company is in compliance with all of the covenant provisions. The new covenants and the Company's position at December 31, 2004 are as follows:

 Covenant                   Covenant Requirement   Company's Position
 ---------                  --------------------   ------------------
 Total net worth                $12,200,000            $12,744,000
 Current ratio                      1.60                   1.76
 Liquidity ratio                    1.75                   2.21

 The total net worth, current ratio and liquidity ratio covenant amounts and the Company's position are calculated as defined in the amendment. The covenant amounts for these ratios will remain at these same fixed amounts until maturity.


 NOTE SEVEN.  LONG-TERM DEBT

 In December 2002, Medline advanced the Company $2,000,000 against future royalty payments due under the Distributor and License Agreement. The amount bears interest at 6.5% and is being repaid by reducing each quarterly royalty payment due from Medline through September 2005 by approximately $200,000. As of December 31, 2004, there was $582,000 outstanding on the advance.

 In March 2003, the Company received a loan of $500,000 from Bancredito, a Costa Rica bank, with interest and principal to be repaid in monthly installments over eight years. The interest rate on the loan is the U.S. Prime Rate (5.25%) plus 2.0%. As of December 31, 2004, there was $410,000 outstanding on the loan.

 In July 2003, the Company received a loan of $1,000,000 from Comerica under a variable rate installment note with interest and principal to be repaid in monthly installments over five years. The interest rate on the loan is the U.S. Prime Rate ($5.25%) plus 0.5%. The loan is collateralized by the Company's accounts receivable and inventory and by a lien on the Company's production facility in Irving, TX (with a carrying value of $4,089,000). As of December 31, 2004 there was $717,000 outstanding on the loan.

 Both the line of credit and loan with Comerica are cross-collateralized and cross-defaulted.

 In September 2004, the Company received a loan of $350,000 from Bancredito, a Costa Rica bank, with interest and principal to be repaid in monthly installments over eight years. The interest rate on the loan is the U.S. Prime Rate (5.25%) plus 2.5%. As of December 31, 2004, there was $343,000 outstanding on the loan.

 Both the loans through Bancredito are secured by land and equipment in Costa Rica (with a carrying value of approximately $700,000).

 The following summarizes annual maturities at December 31, 2004, in thousands:

                 2005                         $  873
                 2006                            310
                 2007                            307
                 2008                            229
                 2009                            117
                 Thereafter                      238
                                               -----
                 Total                        $2,074
 ---------------------------------------------------------------------------


 NOTE EIGHT.  COMMON STOCK

 SHARE PURCHASE RIGHTS PLAN. The Company has a share purchase rights plan which provides, among other rights, for the purchase of common stock by existing common stockholders at significantly discounted amounts in the event a person or group acquires or announces the intent to acquire 15% or more of the Company's common stock. The rights expire in 2011 and may be redeemed at any time at the option of the Board of Directors for $.001 per right.

 EMPLOYEE STOCK PURCHASE PLAN. The Company has an Employee Stock Purchase Plan under which employees may purchase common stock at a price equal to the lesser of 85% of the market price of the Company's common stock on the last business day preceding the enrollment date (defined as January 1, April 1, July 1 or October 1 of any plan year) or 85% of the market price on the last business day of each month. A maximum of 1,250,000 shares of common stock was reserved for purchase under this Plan. As of December 31, 2004, a total of 927,420 shares had been purchased by employees at prices ranging from $0.77 to $29.54 per share.

 STOCK OPTIONS. The Company has an incentive stock option plan which was approved by the shareholders in 2004 under which incentive stock options and nonqualified stock options may be granted to employees, consultants and non-employee directors. Options are granted at a price no less than the market value of the shares on the date of the grant, except for incentive options to employees who own more than 10% of the total voting power of the Company's Common Stock, which must be granted at a price no less than 110% of the market value. Employee options are normally granted for terms of 10 years. Options granted in 2004 vest at the rate of 50% per year beginning on the first anniversary of the grant date. Options to non-employee directors have terms of ten years and are 100% vested on the grant date. The Company has reserved 500,000 shares of Common Stock for issuance under this plan. As of December 31, 2004, options to purchase 340,050 shares were available for future grants under the plan.

 The Company also has an incentive stock option plan which was approved by the shareholders in 1995 under which incentive stock options and nonqualified stock options may be granted to employees, consultants and non-employee directors. Options are granted at a price no less than the market value of the shares on the date of the grant, except for incentive options to employees who own more than 10% of the total voting power of the Company's Common Stock, which must be granted at a price no less than 110% of the market value. Employee options are normally granted for terms of 10 years. Options granted prior to December 1998 normally vested at the rate of 25% per year beginning on the first anniversary of the grant date. Options granted in or subsequent to December 1998 normally vested at the rate of 33-1/3% per year beginning on the first anniversary of the grant date, but certain options granted in December 1998, 1999 and 2001 were 25%, 50% or 100% vested on the grant date, with the remainder of each option vesting in equal installments on the first, second and third anniversaries of the grant date. Options granted subsequent to 2001 vested at the rate of 50% per year beginning on the first anniversary of the grant date. Options to non-employee directors have terms of ten years and are 100% vested on the grant date. The Company has reserved 2,250,000 shares of Common Stock for issuance under this plan. As of December 31, 2004, options to purchase 66 shares were available for future grants under the plan. The Plan expires on April 1, 2005 after which no additional grants may be made under the plan. In accordance with the provision of the plan, all options issued under the plan and outstanding on the expiration date of the plan shall remain outstanding until the earlier of their exercise, forfeiture or lapse.

 The following summarizes stock option activity for each of the three years in the period ended December 31, 2004 (shares in thousands):

                                                             Weighted
                                                             Average
                                                             Exercise
                                 Shares   Price Per Share     Price
 ---------------------------------------------------------------------------
 Balance, January 1, 2002       1,373     $ 1.05 to $28.75     $3.11
    Granted                       375     $ 1.05 to $ 1.50     $1.28
    Forfeited                    (227)    $ 1.05 to $12.75     $3.62
    Exercised                     (10)    $ 1.31 to $ 2.06     $1.38
 ---------------------------------------------------------------------------
 Balance, December 31, 2002     1,511     $ 1.05 to $28.75     $2.58
    Granted                       358     $ 1.58 to $ 4.26     $2.94
    Forfeited                     (73)    $ 1.05 to $10.25     $1.68
    Exercised                    (171)    $ 1.05 to $ 4.81     $1.41
 ---------------------------------------------------------------------------
 Balance, December 31, 2003     1,625     $ 1.05 to $28.75     $2.82
    Granted                       632     $ 3.90 to $ 5.30     $4.66
    Forfeited                    (204)    $ 1.05 to $28.75     $4.95
    Exercised                    (231)    $ 1.05 to $ 4.26     $1.62
 ---------------------------------------------------------------------------
 Balance December 31, 2004      1,822     $ 1.05 to $27.00     $3.38
                               ======
 Options exercisable at
    December 31, 2002           1,092     $ 1.05 to $28.75     $3.12
 Options exercisable at
    December 31, 2003           1,326     $ 1.05 to $28.75     $2.81
 Options exercisable at
    December 31, 2004           1,440     $ 1.05 to $27.00     $3.13


 The following table summarizes information about stock options outstanding at December 31, 2004:

                          Options Outstanding       Options Exercisable
                    ------------------------------  -------------------
                             Weighted
                             Average     Weighted            Weighted
                   Shares   Remaining    Average    Shares   Average
    Range of        (In     Contractual  Exercise    (In     Exercise
 Exercise Prices thousands)    Life       Price   thousands)  Price
 ---------------------------------------------------------------------
 $27.00 to $27.00      1    0.92 years   $27.00        1     $27.00
 $11.13 to $12.75      2    0.01 years   $11.13        2     $11.13
 $ 6.00 to $ 7.50     28    2.08 years   $ 7.50       28     $ 7.50
 $ 3.90 to $ 5.30    988    8.76 years   $ 4.63      612     $ 4.78
 $ 2.03 to $ 3.00    228    4.57 years   $ 2.29      228     $ 2.29
 $ 1.05 to $ 1.80    575    7.38 years   $ 1.42      569     $ 1.41
                   -----                           -----
                   1,822    7.30 years   $ 3.38    1,440     $ 3.13
                   =====                           =====

 The fair value of each option granted was estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants to employees in 2004, 2003, and 2002, respectively: risk-free interest rates of 3.51%, 4.27% and 3.00%; expected dividend yields of 0%; expected volatility of 79.2%, 89.7% and 105.2% and expected lives of 5 years for all periods presented. The weighted average fair values of options granted were $3.11, $2.20 and $1.00 in 2004, 2003 and 2002, respectively.

 STOCK WARRANTS. From time to time, the Company has granted warrants to purchase common stock to the Company's research consultants and other persons rendering services to the Company. The exercise price of such warrants was normally the market price or in excess of the market price of the common stock at date of issuance. At December 31, 2004 there were no warrants outstanding. At December 31, 2003 there were 50,000 warrants exercisable at $3.50 per share.

 COMMITMENTS. On May 3, 2004, the Company retained Redington, Inc. to provide certain investor relations services. In addition to cash payments for its consulting services, Redington was also granted a non-qualified stock option to purchase 150,000 shares of the Company's Common Stock at a price of $4.15 per share, the closing price on that date. The Options are exercisable based upon the attainment of certain sustained share price levels. During the period it becomes probable that the share price levels would be achieved, a charge to the statement of operations will be recorded based on the fair value of the options at that time.

 COMMON STOCK RESERVED.   At December  31, 2004, the  Company had reserved  a
 total of 2,485,173 common shares for future issuance relating to the employee stock purchase plan and stock option plan.


 NOTE NINE.  COMMITMENTS AND CONTINGENCIES

 The Company conducts a significant portion of its operations from three office/ warehouse/distribution/laboratory facilities under operating leases. In addition, the Company leases certain office equipment under operating leases and certain manufacturing and transportation equipment under capital leases. Future minimum lease payments under noncancelable operating leases and the present value of future minimum capital lease payments as of December 31, 2004 were as follows, in thousands:

                                                   Capital   Operating
                                                   Leases      Leases
 ---------------------------------------------------------------------
 2005                                             $  140     $  986
 2006                                                 74        885
 2007                                                 25        804
 2008                                                 21        672
 2009                                                 16        601
 Thereafter                                            3        904
 ---------------------------------------------------------------------
 Total minimum lease payments                        279     $4,852
                                                              =====
 Amounts representing interest                       (29)
                                                   -----
 Present value of capital lease obligations          250
 Less current portion of capital lease obligations  (127)
                                                   -----
 Obligations under capital lease agreements,
 excluding the current portion                    $  123
                                                   =====

 Total rental expense under operating leases was $881,000, $774,000, and $667,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

 From time to time in the normal course of business, the Company is a party to various matters involving claims or possible litigation. Management believes the ultimate resolution of these matters will not have a material adverse effect on the Company's financial position or results of operations.

 The Company has outstanding a letter of credit in the amount of $450,000 which is used as security on the lease for the Company's laboratory and warehouse facility. The Company has outstanding a letter of credit in the amount of $100,000 which is used as security on a capital lease for equipment.


 NOTE TEN.  INCOME TAXES

 The United States tax effects of temporary differences that gave rise to deferred tax assets and deferred tax liabilities at December 31, 2004 and 2003 were as follows, in thousands:


                                             2004          2003
 ---------------------------------------------------------------------
 Net operating loss carryforward          $ 9,274       $14,849
 Research and development
    and other credits                         343           385
 Property, plant and equipment                210           302
 Inventory                                    341           324
 Foreign tax credits                          125             0
 Other, net                                    55           103
 Bad debt reserve                             198           218
 Deferred income                              827           639
 ACI Stock Valuation                          204           204
 Accrued liability                             16            36
 Less - Valuation allowance               (11,593)      (17,060)
                                           ------        ------
                                          $     0       $     0
                                           ======        ======

 The Company has provided a valuation allowance against the entire U.S. net deferred tax asset at December 31, 2004 and 2003, due to the uncertainty as to the realization of the asset.

 The Company incurred $125,000 of foreign  income tax expense related  to the
 Company's operations in Costa  Rica in 2004.   This was the first  year that
 these activities were subject to income taxes.

 The provision (benefit) for income taxes varies from the federal statutory rate as follows (in thousands):

                                                       2004
                                                      ------
 Taxes at federal statutory rate                     $    55
 Permanent differences                                    13
 Unbenefited foreign income taxes                        125
 Expired and unbenefitted net
   operating loss carryforwards                       (5,575)
 Expired research and development credits                (42)
 Other                                                    82
 Change in valuation allowance                         5,467
                                                      ------
 Total tax provision                                 $   125
                                                      ======

 The benefit for income taxes for the years ended December 31, 2003 and 2002 was offset by an increase in the valuation allowance.

 At December 31, 2004, the Company had net operating loss carryforwards of approximately $27.3 million for federal income tax purposes, which began to expire in 2004, and research and development tax credit carryforwards of approximately $343,000, which begin to expire in 2005, all of which are available to offset federal income taxes due in future periods. All net operating loss carryforwards will expire between the year 2009 and the year 2023. The Company has approximately $20,000 in alternative minimum tax credits which do not expire. During 2004, the Company had $5.6 million of net operating loss carryforwards that expired. Also, in 2004, the Company had $11.4 million of net operating loss carryforwards that were utilized to offset foreign dividends with no offsetting foreign tax benefit.


 NOTE ELEVEN.  CONCENTRATIONS OF CREDIT RISK

 Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of trade accounts receivable. The Company's customers are not concentrated in any specific geographic region but are concentrated in the health care industry. Significant sales were made to two customers. Sales to Natural Alternatives International, Inc., ("Natural Alternatives"), a customer in the Consumer Services Division, accounted for 45%, 36%, and 35% of the Company's net sales in 2004, 2003 and 2002, respectively. Accounts receivable from Natural Alternatives represented 64% and 47% of gross accounts receivable at December 31, 2004 and 2003. Sales to Medline Industries, Inc., ("Medline") a customer in the Medical Services Division, accounted for 23%, 26% and 34% of the Company's sales during 2004, 2003 and 2002, respectively. Accounts receivable from Medline represented 20% and 29% of the Company's gross accounts receivable at December 31, 2004 and 2003. The Company performs ongoing credit evaluations of its customers' financial condition and establishes an allowance for doubtful accounts based on factors surrounding the credit risk of specific customers and historical trends and other information.

 Accounts are considered past due after contractual terms (net 30 days) and are written-off after extensive collection efforts and nine months time. The following table summarizes the allowance for doubtful accounts activity for the period ended December 31, 2004 and 2003, in thousands.

            Balance at Beginning    Charges to                Balance at End
                of Period           Expenses      Deductions    of Period
 ---------------------------------------------------------------------------
 A/R Reserve-2004    $181             $ 48           $67           $162
 A/R Reserve-2003    $110             $150           $79           $181


 NOTE TWELVE.  NET INCOME (LOSS) PER SHARE

 The Company calculates basic earnings per share by dividing net earnings by the weighted average number of shares outstanding. Diluted earnings per share reflects the impact of outstanding stock options during the periods presented using the treasury stock method. The following table provides a reconciliation of the denominators utilized in the calculation of basic and diluted earnings per share with the amounts rounded to the nearest thousands, except per share amounts:

                                              2004        2003        2002
                                             ------      ------      ------
 Net income (loss)                          $    36     $(1,506)    $(3,378)
 Basic earnings (loss) per share:
   Weighted average number of common shares
     outstanding                             10,590      10,120       9,889
     Basic per share amount                 $  0.00     $ (0.15)    $ (0.34)
                                             ======      ======      ======
 Diluted earnings (loss) per share:
   Weights average number of common shares
     outstanding                             10,590      10,120       9,889
   Dilutive effect of stock options             581           0           0
                                             ------      ------      ------
   Diluted weighted average number of
     common shares outstanding               11,171      10,120       9,889
   Diluted per share amount                 $  0.00     $ (0.15)    $ (0.34)
                                             ======      ======      ======

 At December 31, 2004, 691,787 common stock options were excluded from the diluted earnings per share calculation using a weight-average close price of $4.34 per share, as their effect was antidilutive.

 At December 31, 2003, all of the Company's 1,625,185 common stock options and 50,000 warrants were excluded from its diluted earnings per share calculation as their effect was antidilutive due to the Company's net loss for the year.

 At December 31, 2002, all of the Company's 1,510,751 common stock options and 50,000 warrants were excluded from its diluted earnings per share calculation as their effect was antidilutive due to the Company's net loss for the year.


 NOTE THIRTEEN.  REPORTABLE SEGMENTS

 Based on the economic characteristics of the Company's business activities, the nature of its products, customers and markets it serves, and the performance evaluation by management and the Company's Board of Directors, the Company has identified three reportable segments: Medical Services Division, Consumer Services Division and DelSite.

 The Medical Services Division sells a comprehensive line of wound and skin care medical products and provides manufacturing services to customers in medical products markets. These products are primarily sold through a domestic, sole source distributor, where the products are ultimately marketed to hospitals, nursing homes, alternative care facilities, cancer centers, home health care providers and managed care organizations. International sales of these products account for less than 10% of the Division's consolidated net sales for the years ended December 31, 2004, 2003, and 2002.

 The Consumer Services Division sells and licenses consumer products and bulk raw materials that utilize the Company's patented complex carbohydrate technology into the consumer health and beauty care products markets. The Division also sells finished products, provides product development and manufacturing services to customers in the cosmetic and nutraceutical markets. These products are primarily sold domestically, with international sales accounting for less than 10% of the Division's consolidated net sales for the years ended December 31, 2004, 2003, and 2002.

 DelSite is a research and development subsidiary responsible for the research, development and marketing of the Company's proprietary GelSite[R] technology for controlled release and delivery of bioactive pharmaceutical ingredients. Revenues for DelSite currently consist of research grant awards.

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

 Net revenues represent revenues from external customers. Assets which are used in more than one segment are reported in the segment where the predominant use occurs. Total cash for the Company is included in the Corporate Assets figure.

 The segment data for the years ended December 31, 2004, 2003 and 2002 were as follows:

                                              2004        2003        2002
                                             ------      ------      ------
 Net revenues:
  Medical Services Division                 $10,391     $10,782     $ 9,470
  Consumer Services Division                 19,663      18,321       8,571
  DelSite                                       767           0           0
                                             ------      ------      ------
                                            $30,821     $29,103     $18,041
                                             ======      ======      ======
 Income (loss) before income taxes:
  Medical Services Division                 $(1,861)    $(1,335)    $(1,405)
  Consumer Services Division                  5,081       2,590        (104)
  DelSite                                    (3,059)     (2,761)     (1,869)
                                             ------      ------      ------
                                            $   161     $(1,506)    $(3,378)
                                             ======      ======      ======
 Identifiable assets:
  Medical Services Division                 $ 6,094     $ 7,248     $ 8,910
  Consumer Services Division                 12,129      12,813       8,530
  DelSite                                     1,978         324         161
  Corporate                                   2,816       2,399       4,558
                                             ------      ------      ------
                                            $23,017     $22,784     $22,159
                                             ======      ======      ======
 Capital expenditures:
  Medical Services Division                 $     0     $   291     $   348
  Consumer Services Division                    278         920           0
  DelSite                                     1,894         182          30
  Corporate                                       0           0           0
                                             ------      ------      ------
                                            $ 2,172     $ 1,393     $   378
                                             ======      ======      ======
 Depreciation and amortization:
  Medical Services Division                 $   244     $   357     $   259
  Consumer Services Division                    711         888         810
  DelSite                                       286          64          18
                                             ------      ------      ------
                                            $ 1,241     $ 1,309     $ 1,087
                                             ======      ======      ======


 NOTE FOURTEEN.  RELATED PARTY TRANSACTIONS

 At December 31, 2004, the Company had a 23% interest in a company which was formed in 1998 to acquire and develop a 5,000-acre tract of land in Costa Rica to be used for the production of Aloe vera L. leaves, the Company's primary raw material. The Company's initial investment was written off in 1998 and no additional investments have been made or are expected to be made. The Company has no influence on the business or operating decisions of this company. Additionally, $92,250 and $149,500 was collected in 2004 and 2003, respectively, from this company against the fully reserved note receivable balances. The Company is accounting for its investment on the cost basis. The Company purchases Aloe vera L. leaves from this company at prices the Company believes are competitive with other sources. Such purchases totaled $1,447,000, $1,229,000 and $468,000 in 2004, 2003 and
 2002, respectively.


 NOTE FIFTEEN.  DEFERRED REVENUE

 Pursuant to the Distributor and License Agreement with Medline, the Company is to receive $12.5 million in base royalties over a five-year period ending November 30, 2005. In April 2004, the Company entered into an Amendment (the "Amendment") to the Distributor and License Agreement and the Supply Agreement. Among other things, the Amendment extended the term of the Distributor and License Agreement and the term of the Supply Agreement through November 30, 2008, and, subject to certain refund rights more specifically described in the Amendment, provided that the Company would receive an additional $1.25 million of royalties, to be paid upon the signing of the Amendment, in consideration of the extended term of the Distributor and License Agreement. The Company received the funds on April 21, 2004. The Company continues to recognize royalty income under this agreement, as amended, on a straight-line basis. At December 31, 2004, the Company had received $2.4 million more in royalties than it had recognized in income, which is recorded as deferred revenue on the balance sheet. Royalties to be received subsequent to December 31, 2004 total $1.1 million.


 NOTE SIXTEEN.  UNAUDITED SELECTED QUARTERLY FINANCIAL DATA

 The unaudited selected quarterly financial data below reflect the fiscal years ended December 31, 2004 and 2003, respectively.

 (Amounts in thousands, except shares and per share amounts)
 ---------------------------------------------------------------------------
 2004                    1st Quarter  2nd Quarter  3rd Quarter  4th Quarter
 ---------------------------------------------------------------------------
 Net revenue               $7,340       $7,991       $7,729       $7,761
 Cost of product sales      4,573        4,813        4,391        4,473
 Net income (loss)           (245)         (36)         104          213
 Basic and diluted income
   (loss) per share        $(0.03)      $(0.00)      $ 0.01       $ 0.02
 ---------------------------------------------------------------------------
 2003                    1st Quarter  2nd Quarter  3rd Quarter  4th Quarter
 ---------------------------------------------------------------------------
 Net revenue               $6,904       $7,962       $7,532       $6,705
 Cost of product sales      4,337        4,883        5,035        4,551
 Net income (loss)           (298)         339         (466)      (1,081)
 Basic and diluted income
   (loss) per share        $(0.03)      $ 0.03       $(0.05)      $(0.10)


 NOTE SEVENTEEN.  SUPPLY CONCENTRATION

 Commodities or components used in the Company's production processes which can only be obtained from a single supplier could potentially expose the Company to risk of production interruption should the supplier be unable to deliver the necessary materials in a timely manner. The Company utilizes alcohol as a key part of its production process in Costa Rica. The Company engages the services of an alcohol refinery company, located adjacent to its facility, to repurify the alcohol used in its production utilizing a distillation process. The purified alcohol is then returned to the Company's inventory for further use. The Company is unaware of any other providers of this service in Costa Rica. Senior managers from the Company's Costa Rica operations meet regularly with owners and managers of the refinery company to discuss operational issues.


 NOTE EIGHTEEN.  EMPLOYEE BENEFIT PLANS

 The Company has a 401(k) Plan to provide eligible employees with a retirement savings plan. All employees are eligible to participate in the plan if they are age 21 years or older. Company matching contributions are made dollar for dollar up to 3% of pay and 50% for contributions greater than 3% of pay but not in excess of 5% of pay. The Company may make discretionary contributions upon direction of the Board of Directors. The Company's contribution expense for the years ended December 31, 2004, 2003 and 2002 was approximately $129,000, $134,000 and $144,000, respectively.


 NOTE NINETEEN.  SUBSEQUENT EVENTS

 On January 21, 2005, the Company's wholly-owned subsidiary in Costa Rica entered into a Manufacturing Agreement with Miradent Products of Costa Rica ("Miradent"). Under the terms of the agreement, the Company will manufacture proprietary dental products for Miradent for a period of five years.

 Financial Statement Schedule
 Valuation and Qualifying Accounts
 (In thousands)

  Description                         Additions
                                   ----------------
                         Balance   Charged  Charged
                           at         to      to                   Balance
                        Beginning  Cost and  Other                 at End
                        of Period  Expenses Accounts  Deductions  of Period
 ---------------------------------------------------------------------------
 2004
 ---------------------------------------------------------------------------
 Bad debt reserve         $  181    $   48   $   -     $   67      $   162
 Inventory reserve           735       205       -        121          819
 Reserve Aloe & Herbs
   non-current notes and
   investments included
   in other assets           227         -       -         92          135
 Reserve for returns          35         -       -          -           35
 ---------------------------------------------------------------------------
 2003
 ---------------------------------------------------------------------------
 Bad debt reserve         $  110    $  150   $   -     $   79      $   181
 Inventory reserve           632       200       -         97          735
 Reserve for Aloe & Herbs
   non-current notes and
   investments included
   in other assets           377         -       -        150          227
 Reserve for returns         136         -       -        101           35
 ---------------------------------------------------------------------------
 2002
 ---------------------------------------------------------------------------
 Bad debt reserve         $  100    $   38   $   -     $   28      $   110
 Inventory reserve           516       135       -         19          632
 Reserve for Aloe & Herbs
   non-current notes and
   investments included
   in other assets           396         -       -         19          377
 Reserve for returns         136         -       -          -          136
 ---------------------------------------------------------------------------

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



 Shareholders and Board of Directors
   Carrington Laboratories, Inc.


 We have audited the accompanying consolidated balance sheets of Carrington Laboratories, Inc. and subsidiaries as of December 31, 2004 and 2003 and the related consolidated statements of operations, shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

 We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

 In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Carrington Laboratories, Inc. and subsidiaries as of December 31, 2004 and 2003, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

 Our audit was conducted for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The related financial statement Schedule II is presented for purposes of additional analysis and is not a required part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic consolidated financial statements taken as a whole.


 /s/Grant Thornton LLP

 Dallas, Texas
 March 3, 2005

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


 Shareholders and Board of Directors
   Carrington Laboratories, Inc.


 We have audited the accompanying consolidated statement of operations of Carrington Laboratories, Inc. and subsidiaries and the related consolidated statements of shareholders' equity and cash flows for the year ended December 31, 2002. Our audit also includes the financial statement schedule listed in the Index at Item 15(a) for the same period. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

 We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

 In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Carrington Laboratories, Inc. and subsidiaries for the year ended December 31, 2002 in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                         /s/ Ernst & Young LLP

 Dallas, Texas
 February 28, 2003

                                  SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto dully authorized.

                                    Carrington Laboratories, Inc.


 Date:  March 24, 2005              By:  /s/ Carlton E. Turner, Ph.D., D.Sc.
                                    ----------------------------------------
                                    Carlton E. Turner, President,
                                    Chief Executive Officer and Director

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


 /s/ Carlton E. Turner         President, Chief Executive      March 24, 2005
 -------------------------         Officer and Director
 Carlton E. Turner, Ph.D.     (principal executive officer)
 D.Sc.


 /s/ Robert W. Schnitzius      Vice President and Chief        March 24, 2005
 -------------------------        Financial Officer
 Robert W. Schnitzius          (principal financial and
                                 accounting officer)


 /s/ Ronald R. Blanck                 Director                 March 24, 2005
 -------------------------
 Ronald R. Blanck, D.O.


 /s/ R. Dale Bowerman                 Director                 March 24, 2005
 -------------------------
 R. Dale Bowerman


 /s/ George DeMott                    Director                 March 24, 2005
 -------------------------
 George DeMott


 /s/ Thomas J. Marquez                Director                 March 24, 2005
 -------------------------
 Thomas J. Marquez


 /s/ Edwin Meese, III                 Director                 March 24, 2005
 -------------------------
 Edwin Meese, III


 /s/ Selvi Vescovi                    Director                 March 24, 2005
 -------------------------
 Selvi Vescovi

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

  4.4        Amended and Restated Rights Agreement dated
             October 15, 2001, between Carrington Laboratories,
             Inc. and American Stock Transfer & Trust Company, as successor Rights Agent (incorporated by reference to Exhibit 4.1 to the Company's Form 8-A/A
             Post-Effective Amendment No. 2).

  4.5 Amendment No. 1 to the Amended and Restated Rights Agreement, dated effective as of December 17, 2003, between Carrington Laboratories, Inc. and American Stock Transfer & Trust Company, as Rights Agent (incorporated by reference to Exhibit 4.1 to the Company's Form 8-A/A Post-Effective Amendment No. 3).

 10.1 +      Employee Stock Purchase Plan of Carrington
             Laboratories, Inc., as amended through June 15,
             1995 (incorporated by reference to Exhibit 10.9 to Carrington's 1999 Annual Report on Form 10-K).

 10.2 + 1995 Management Compensation Plan (incorporated herein by reference to Exhibit 4.1 to Form S-8
             Registration Statement No. 33-64403 filed with the Commission on November 17, 1995).

 10.3 Trademark License and Product Supply Agreement dated July 22, 1997 between Caraloe, Inc., and Nu Skin International, Inc. (incorporated herein by reference to Exhibit 10.1 to Carrington's quarterly report on Form 10-Q for the quarter ended September 30, 1997).

 10.4        Non-exclusive Sales and Distribution
             Agreement dated August 22, 1995 between
             Innovative Technologies Limited and
             Carrington Laboratories, Inc. (incorporated herein by reference to Exhibit 10.6 to Carrington's Third Quarter 1995 Report on
             Form 10-Q).

 10.5        Supplemental Agreement dated October 16,
             1995 to Non-exclusive Sales and Distribution
             Agreement between Innovative Technologies
             Limited and Carrington Laboratories,
             Inc.(incorporated herein by reference to
             Exhibit 10.7 to Carrington's Third Quarter
             1995 Report on Form 10-Q).

 10.6        Product Development and Exclusive
             Distribution Agreement dated November 10,
             1995 between Innovative Technologies
             Limited and Carrington Laboratories, Inc.
             (incorporated herein by reference to
             Exhibit 10.8 to Carrington's Third Quarter
             1995 Report on Form 10-Q).

 10.7        Supply and Distribution Agreement dated
             March 22, 1996 between Farnam Companies,
             Inc. and Carrington Laboratories, Inc.
             (incorporated herein by reference to Exhibit
             10.76 to Carrington's 1995 Annual Report on
             Form 10-K).

 10.8        Sales Distribution Agreement dated December
             20, 1996 between Recordati, S.P.A. and
             Carrington Laboratories, Inc. and Carrington
             Laboratories Belgium N.V.(incorporated by reference to Exhibit 10.55 to Carrington's
             1996 Annual Report on Form 10-K).

 10.9        Sales Distribution Agreement dated March 27,
             1998 between Carrington Laboratories, Inc.
             and Carrington Laboratories Belgium N.V.
             and Hemopharm GmbH (incorporated herein by reference to Exhibit 10.4 to Carrington's
             Quarterly Report on Form 10-Q for the
             quarter ended March 31, 1998).

 10.10       Promissory Note of Aloe Commodities
             International, Inc.,dated June 17, 1998, payable to the order of the Registrant in the principal amount of $200,000
             (incorporated herein by reference to Exhibit
             10.4 to Carrington's Quarterly Report on
             Form 10-Q for the quarter ended June 30,
             1998).

 10.11       Letter agreements dated September 30,
             1998 and November 4, 1998 between Aloe
             Commodities International, Inc. and the
             Registrant amending due date of Promissory
             Note dated June 17, 1998 from Aloe
             Commodities International, Inc. to the
             Registrant (incorporated herein by reference to Exhibit 10.2 to Carrington's Quarterly
             Report on Form 10-Q for the quarter ended
             September 30, 1998).

 10.12       Letter Agreement dated February 4, 1999
             between Aloe Commodities International, Inc.
             and the Registrant amending due date of
             Promissory Note dated June 17, 1998 from
             Aloe Commodities International, Inc. to the
             Registrant (incorporated herein by reference to Exhibit 10.98 to Carrington's 1998 Annual
             Report on Form 10-K).

 10.13       Promissory Note dated July 1, 1998 of Rancho
             Aloe, (C.R.) S.A. payable to the order of the Registrant in the principal amount of $186,655.00 (incorporated herein by reference to Exhibit 10.1 to Carrington's
             Quarterly Report on Form 10-Q for the
             quarter ended September 30, 1998).

 10.14       Promissory Note of Aloe & Herbs
             International, Inc. dated November 23, 1998 payable to the order of the Registrant in the principal amount of $300,000
             (incorporated herein by reference to Exhibit
             10.92 to Carrington's 1998 Annual Report on
             Form 10-K).

 10.15       Common Stock Purchase Warrant dated
             November 23, 1998, issued by Aloe and
             Herbs International, Inc. to Carrington
             Laboratories, Inc. (incorporated herein by reference to Exhibit 10.99 to Carrington's
             1998 Annual Report on Form 10-K).

 10.16       Letter dated February 25, 1999 from
             Aloe Commodities, Inc. to Carrington
             Laboratories, Inc. (incorporated herein by reference to Exhibit 10.1 to Carrington's
             Quarterly Report on Form 10-Q for the
             quarter ended March 31, 1999).

 10.17 Letter Agreement dated September 29, 1999 between Aloe Commodities International,
             Inc. and Carrington Laboratories, Inc.
             (incorporated herein by reference to Exhibit
             10.1 to Carrington's Quarterly Report on
             Form 10-Q for the quarter ended September
             30, 1999).

 10.18       Supplier Agreement dated August 6, 1999
             between Novation, LLC and Carrington
             Laboratories, Inc. MS 91022 (incorporated by reference to Exhibit 10.80 to Carrington's
             1999 Annual Report on Form 10-K).

 10.19       Supplier Agreement dated August 6, 1999
             between Novation, LLC and Carrington
             Laboratories, Inc. MS 91032 (incorporated by reference to Exhibit 10.81 to Carrington's
             1999 Annual Report on Form 10-K).

 10.20       Distributor and License Agreement dated
             November 3, 2000 between Carrington
             Laboratories, Inc. and Medline Industries,
             Inc. (Exhibits A, B and C to this agreement have been excluded pursuant to a request for confidential treatment submitted by the registrant to the Securities and Exchange
             Commission)(incorporated by reference to
             Exhibit 10.82 to Carrington's 1999 Annual
             Report on Form 10-K).

 10.21       Supply Agreement dated November 3, 2000
             between Carrington Laboratories, Inc. and
             Medline Industries, Inc. (Exhibit A to this agreement has been excluded pursuant to a request for confidential treatment submitted by the registrant to the Securities and Exchange Commission, (incorporated by reference to Exhibit 10.83 to Carrington's
             1999 Annual Report on Form 10-K).

 10.22       Lease Agreement dated January 22, 2001
             between Plazamerica, Inc and Carrington
             Laboratories, Inc.

 10.23 +     Employee Stock Purchase Plan of Carrington
             Laboratories, Inc., as amended through May
             17, 2001 (incorporated by reference to
             Exhibit 10.1 to Carrington's Quarterly
             Report on Form 10-Q for the quarter ended
             June 30, 2001).

 10.24 +     1995 Stock Option Plan of Carrington
             Laboratories, Inc., as Amended and Restated
             Effective January 15, 1998 and further
             amended through May 17, 2001 (incorporated by reference to Exhibit 10.2 to Carrington's
             Quarterly Report on Form 10-Q for the
             quarter ended June 30, 2001).

 10.25       Credit Agreement dated as of September 1,
             2002, between Carrington Laboratories, Inc.
             and Comerica Bank.

 10.26       Advance Formula Agreement dated as of
             September 1, 2002, between Carrington
             Laboratories, Inc., and Comerica Bank,
             Caraloe, Inc., and DelSite Biotechnologies,
             Inc.

 10.27       Amendment to Distributor and License
             Agreement and Supply Agreement between
             Carrington Laboratories, Inc., and Medline
             Industries, Inc. (incorporated by reference to Exhibit 10.1, filed on Carrington's Form
             8-K on April 22, 2004) .

 10.28       2004 Stock Option Plan of Carrington Laboratories,
             Inc. (incorporated by reference to Exhibit 4.1 to Carrington's Form S-8 Registration Statement filed with the SEC on August 17, 2004).

 10.29 Employee Stock Purchase Plan as amended through May 20, 2004 of Carrington Laboratories, Inc. (incorporated by reference to Exhibit 4.1 to Carrington's Form S-8 Registration Statement filed with the SEC on August 17, 2004).

 10.30       Certificate of Pledge between Sabila
             Industrial, S.A., a Costa Rica Corporation and wholly-owned subsidiary of Carrington
             Laboratories, Inc., and Banco Credito
             Agricola de Cartage dated August 6, 2004
             (incorporated by reference to Exhibit 10.1 to Carrington's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).

 10.31       Amendment dated October 15, 2004 and
             effective as of July 1, 2004, to Credit
             agreement and Advanced Formula Agreement dated September 1, 2002, between Carrington
             Laboratories, Inc., and Comerica Bank,
             Caraloe, Inc., and DelSite Biotechnologies,
             Inc. (incorporated by reference to Exhibit
             10.1, filed on Carrington's Form 8-K on
             October 21, 2004).

 10.32 * Supply Agreement dated December 17, 2004 between Carrington Laboratoreis, Inc.,
             Mannatech, Inc., and Natural Alternatives,
             Inc. (portions of this exhibit have been excluded pursuant to a request for confidential treatment).

 10.33 *     Trademark License Agreement dated
             December 17, 2004 between Carrington
             Laboratories, Inc. and Mannatech, Inc.

 10.34 *     Manufacturing Agreement between Sabila
             Industrial, S.A., a Costa Rica Corporation and wholly-owned subsidiary of Carrington
             Laboratories, Inc., and Miradent Products of Costa Rica, S.A., dated January 21, 2005,
             (portions of this exhibit have been excluded pursuant to a request for confidential treatment).

 21.1 *      Subsidiaries of Carrington.

 23.1 *      Consent of Grant Thornton, LLP.

 23.2 *      Consent of Ernst & Young, LLP.

 31.1 *      Certification of Chief Executive Officer
             Required by Rule 13a-14(a)(17 CFR 240.13a-14(a).

 31.2 *      Certification of Chief Financial Officer
             Required by Rule 13a-14(a)(17 CFR 0.13a-14(a).

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