Form 10-Q
period 2005-03-31
CARRINGTON LABORATORIES INC /TX/
filed 2005-05-13
CIK 718007

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549
                                  Form 10-Q


 (Mark One)
   ( x )  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 2005

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

 The number of shares of the registrant's common stock outstanding as of May 6, 2005 was 10,745,339.

                                    INDEX



                                                                     Page
                                                                     ----
      Part I.   FINANCIAL INFORMATION

           Item 1.   Financial Statements

                     Condensed Consolidated Balance Sheets
                     at March 31, 2005(unaudited) and
                     December 31, 2004                                 3

                     Condensed Consolidated Statements of
                     Operations for the three months ended
                     March 31, 2005 and 2004 (unaudited)               4

                     Condensed Consolidated Statements
                     of Cash Flows for the three months
                     ended March 31, 2005 and 2004 (unaudited)         5

                     Notes to Condensed Consolidated Financial
                     Statements (unaudited)                            6

           Item 2.   Management's Discussion and Analysis of
                     Financial Condition and Results of Operations    10

           Item 3.   Quantitative and Qualitative Disclosures
                     About Market Risk                                16

           Item 4.   Controls and Procedures                          16

      Part II.  OTHER INFORMATION

           Item 2.   Unregistered Sales of Equity Securities
                     and Use of Proceeds                              17

           Item 6.   Exhibits                                         17

                        PART I - FINANCIAL INFORMATION

 Item 1.   Financial Statements

 Carrington Laboratories, Inc.
 Condensed Consolidated Balance Sheets
 (Amounts in thousands)

                                                    March 31,  December 31,
                                                      2005         2004
                                                     ------       ------
                                                  (unaudited)
 ASSETS:
 Current Assets:
   Cash and cash equivalents                        $ 2,456      $ 2,430
   Accounts receivable, net                           1,887        3,325
   Inventories, net                                   5,265        4,614
   Prepaid expenses                                     529          197
                                                     ------       ------
 Total current assets                                10,137       10,566

 Property, plant and equipment, net                  11,752       11,674
 Customer relationships, net                            536          585
 Other assets, net                                      169          192
                                                     ------       ------
 Total assets                                       $22,594      $23,017
                                                     ======       ======
 LIABILITIES AND SHAREHOLDERS' EQUITY:
 Current Liabilities:
   Line of credit                                   $ 1,587      $ 1,887
   Accounts payable                                   1,999        1,674
   Accrued liabilities                                1,305        1,328
   Current portion of long-term debt and
    capital lease obligations                           818        1,000
   Deferred revenue                                   2,232        2,433
                                                     ------       ------
 Total current liabilities                            7,941        8,322

 Long-term debt and capital lease obligations         1,313        1,324

 Commitments and contingencies

 SHAREHOLDERS' EQUITY:
 Common stock                                           107          107
 Capital in excess of par value                      53,762       53,713
 Accumulated deficit                                (40,526)     (40,446)
 Treasury stock at cost                                  (3)          (3)
                                                     ------       ------
 Total shareholders' equity                          13,340       13,371
                                                     ------       ------
 Total liabilities and shareholders' equity         $22,594      $23,017
                                                     ======       ======


       The accompanying notes are an integral part of these statements.

 Carrington Laboratories, Inc.
 Condensed Consolidated Statements of Operations (unaudited)
 (Dollar amounts and shares in thousands, except per share amounts)

                                                      Three Months Ended
                                                          March 31,
                                                      2005         2004
                                                     ------       ------
 Revenues:
   Net product sales                                $ 7,255      $ 6,693
   Royalty income                                       617          617
   Grant income                                         310           30
                                                     ------       ------
 Total revenues                                       8,182        7,340

 Cost and expenses:
   Cost of product sales                              4,872        4,573
   Selling, general and administrative                1,841        1,864
   Research and development                             264          241
   Research and development-DelSite                   1,320          883
   Other income                                         (80)         (27)
   Interest expense, net                                 43           51
                                                     ------       ------
 Income (loss) before income taxes                      (78)        (245)
 Provision for income taxes                               2            -
                                                     ------       ------
 Net income (loss)                                  $   (80)     $  (245)
                                                     ======       ======

 Basic and diluted earnings (loss) per share        $ (0.01)     $ (0.02)
                                                     ======       ======

 Basic and diluted average shares outstanding        10,731       10,433


       The accompanying notes are an integral part of these statements.

 Carrington Laboratories, Inc.
 Condensed Consolidated Statements of Cash Flows (unaudited)
 (Dollar amounts in thousands)

                                                         Three Months Ended
                                                              March 31,
                                                         2005          2004
                                                        ------        ------
 Cash flows used in operating activities
   Net loss                                            $   (80)      $  (245)
   Adjustments to reconcile net loss to net
    cash provided by operating activities:
     Provision for bad debts                                23             -
     Provision for inventory obsolescence                   45            42
     Depreciation and amortization                         329           333
   Changes in assets and liabilities:
     Receivables                                         1,415           275
     Inventories                                          (696)          357
     Prepaid expenses                                     (332)         (213)
     Other assets                                           23             6
     Accounts payable and accrued liabilities              301          (236)
     Deferred revenue                                     (201)          (80)
                                                        ------        ------
    Net cash provided by operating activities              827           239

 Investing activities:
    Purchases of property, plant and equipment            (357)         (165)
                                                        ------        ------
   Net cash used in investing activities                  (357)         (165)

 Financing activities:
   Principal payments on debt and capital lease
     Obligations                                          (493)         (264)
   Issuances of common stock                                49           267
                                                        ------        ------
   Net cash provided by (used in) financing activities    (444)            3

   Net increase (decrease) in cash and cash equivalents     26            77
   Cash and cash equivalents, beginning of period        2,430         1,920
                                                        ------        ------
   Cash and cash equivalents, end of period            $ 2,456       $ 1,997
                                                        ======        ======

     Cash paid during the period for interest          $    52       $    59


       The accompanying notes are an integral part of these statements.

 Notes to Condensed Consolidated Financial Statements (unaudited)

 (1)  Condensed Consolidated Financial Statements:

 The condensed consolidated balance sheet as of March 31, 2005, the condensed consolidated statements of operations for the three month periods ended March 31, 2005 and 2004 and the condensed consolidated statements of cash flows for the three month periods ended March 31, 2005 and 2004 of Carrington Laboratories, Inc., (the "Company") have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments (which include all normal recurring adjustments) necessary to present fairly the consolidated financial position, results of operations and cash flows for all periods presented have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's annual report to shareholders on Form 10-K for the year ended December 31, 2004. Certain prior year amounts have been reclassified to conform with the 2004 presentation.


 (2)  New Pronouncements:

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

 In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payments," which replaces SFAS No. 123 "Accounting for Stock Based Compensation", and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees" and amends SFAS No. 95, "Statement of Cash Flows." SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. As such, pro forma disclosure in lieu of expensing is no longer an alternative. The new standard was to be effective in the first interim or annual reporting period beginning after June 15, 2005. On April 14, 2005, the Securities Exchange Commission approved a new rule that for public companies delays the effective date of SFAS No. 123 (R) for annual periods beginning after June 15, 2005. The Company is currently assessing the impact that the statement may have on its financial statements.


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

 The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 (FAS 123), Accounting for Stock-Based Compensation and Statement of Financial Accounting Standards No. 148 (FAS
 148), Accounting for Stock-Based Compensation - Transition and Disclosure - An Amendment of FASB Statement No. 123. Under the provisions of SFAS 123, pro forma compensation expense related to options issued to employees is disclosed based on the fair value of options on the grant date.

 The following table (in thousands except per share data) illustrates the effect on net loss and earnings per share if the Company had applied the fair value recognition provision of SFAS 123 to stock based compensation:

 ----------------------------------------------------------------------------
                                               Three Months Ended
                                                    March 31,
                                                2005         2004
 ----------------------------------------------------------------------------
 Net loss (in thousands):

  As reported                                 $   (80)     $  (245)
  Less: Stock-based compensation
        expense determined under
        fair value-based method                  (108)        (833)
                                               ------       ------
  Pro forma net loss                          $  (188)     $(1,078)

 Net loss per share:
  As reported                                 $ (0.01)     $ (0.02)
  Pro forma                                   $ (0.02)     $ (0.10)
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

 In calculating the diluted loss per share for the three-month periods ended March 31, 2005 and 2004, no effect was given to options or warrants because the effect of including these securities would have been anti-dilutive. Total options outstanding as of March 31, 2005 and 2004 were 1,832,906 and 1,568,224 respectively. Total warrants outstanding as of March 31, 2004 were 50,000.


 (5)  Concentration of Credit Risk:

 Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of trade accounts receivable. The Company's customers are not concentrated in any specific geographic region but are concentrated in the health and personal care industry. Significant sales, defined as amounts in excess of ten percent (10%) of revenue, were made to two customers. Sales to Natural Alternatives International, Inc., ("Natural Alternatives") a customer in the Consumer Services Division, accounted for 48% and 37% of the Company's total revenue during the quarter ended March 31, 2005 and 2004, respectively. Sales to Medline Industries, Inc., ("Medline") a customer in the Medical Services Division, accounted for 23% and 33% of the Company's total revenue during the quarter ended March 31, 2005 and 2004, respectively.

 Customers with significant receivable balances as of March 31, 2005, defined as amounts in excess of ten percent (10%) of gross receivables included Natural Alternatives, ($660,000) and Medline ($579,000). Of these amounts, $1,214,000 has been collected as of May 6, 2005.


 (6)  Inventories:

 The following summarizes the components of inventory (in thousands):

                                             March 31,   December 31,
                                                2005         2004
                                               ------       ------
 Raw materials and supplies                   $ 2,501      $ 2,306
 Work-in-process                                  675          514
 Finished goods                                 2,852        2,613
 Less obsolescence reserve                       (763)        (819)
                                               ------       ------
 Total                                        $ 5,265      $ 4,614
                                               ======       ======

 (7)  Debt:

 The Company has a $3.0 million line of credit with Comerica Bank-Texas ("Comerica") structured as a demand note without a stated maturity date and with an interest rate equal to the Comerica prime rate (5.75%) plus 0.5%. The line of credit is collateralized by the Company's accounts receivable and inventory and by a first lien on the Company's production facility and is used for operating needs, as required. As of March 31, 2005, there was $1,587,000 outstanding on the credit line with $863,000 credit available for operations, net of outstanding letters of credit of $550,000.

 Effective July 1, 2004, the Company and Comerica negotiated an amendment to the Company's credit facilities, which, among other things, redefined the covenants that require the Company to maintain certain financial ratios. As of March 31, 2005 the Company is in compliance with all of the covenant provisions. The new covenants and the Company's position at March 31, 2005 are as follows:

 Covenant              Covenant Requirement  Company's Position
 --------              --------------------  ------------------
 Total Net Worth            $12,200,000          $12,761,901
 Current Ratio                 1.60                 1.68
 Liquidity Ratio               1.75                 1.93

 The covenant amount for these ratios will remain at these same fixed amounts until maturity.

 In September 2004, the Company received a loan of $350,000 from Bancredito, a Costa Rica bank, with interest and principal to be repaid in monthly installments over eight years. The interest rate on the loan is the U.S. Prime Rate (5.75%) plus 2.5%. As of March 31, 2005, there was $334,000 outstanding on the loan.

 In July 2003, the Company received a loan of $1.0 million from Comerica under a variable rate installment note with interest and principal to be repaid in monthly installments over five years. The interest rate on the loan is the U.S. Prime Rate (5.75%) plus 0.5%. The loan is collateralized by the Company's accounts receivable and inventory and by a lien on the Company's production facility in Irving, Texas (with a carrying value of $4,089,000). The proceeds of the loan are being used in the Company's operations. As of March 31, 2005, there was $667,000 outstanding on the loan. Both the line of credit and loan with Comerica are cross-collateralized and cross-defaulted.

 In March 2003, the Company received a loan of $500,000 from Bancredito, a Costa Rica bank, with interest and principal to be repaid in monthly installments over eight years. The interest rate on the loan is the U.S. Prime Rate (5.75%) plus 2.0%. As of March 31, 2005, there was $397,000 outstanding on the loan. Both of the loans through Bancredito are secured by land and equipment in Costa Rica (with a carrying value of approximately $700,000).

 Pursuant to the 2000 Distributor and License Agreement with Medline, the Company is to receive $12.5 million in base royalties over a five-year period ending November 30, 2005. In December 2002, Medline advanced the Company $2,000,000 against future royalty payments due under the Distributor and License Agreement. The amount bears interest at 6.5% and is being repaid by reducing each quarterly royalty payment due from Medline through September 2005 by approximately $200,000. As of March 31, 2005, there was $391,000 outstanding on the advance.


 (8)  Income Taxes:

 The tax effects of temporary differences including net operating loss carryforwards have given rise to net deferred tax assets. At March 31, 2005, and December 31, 2004, the Company provided a valuation allowance against the entire balance of the net deferred tax asset due to the uncertainty as to the realization of the asset. At December 31, 2004, the Company had net operating loss carryforwards of approximately $27.3 million for federal income tax purposes, which began expiring in 2004, and research and development tax credit carryforwards of approximately $343,000, which begin to expire in 2005, all of which are available to offset federal income taxes due in current and future periods. For the three-month periods ended March 31, 2005 and 2004, the Company recognized no benefit for income taxes.

 The Company incurred $2,000 of foreign income tax expense related to the Company's operations in Costa Rica during the first quarter of 2005. There was no foreign income tax expense incurred in the first quarter of 2004.


 (9)  Contingencies:

 From time to time in the normal course of business, the Company is a party to various matters involving claims or possible litigation. Management believes the ultimate resolution of these matters will not have a material adverse effect on the Company's financial position or results of operations.


 (10) Commitments:

 In December 2002, the Company purchased certain assets of the Custom Division of Creative Beauty Innovations, Inc. ("CBI"). As part of the purchase price for the acquired assets, for the five-year period ending in December 2007, the Company agreed to pay CBI an amount equal to 9.0909% of the Company's net sales up to $6.6 million per year and 8.5% of the Company's net sales over $6.6 million per year of CBI products to CBI's transferred customers. The Company recorded royalty expense of approximately $62,000 related to the sale of CBI products to CBI's transferred customers in the quarter ended March 31, 2005.

 On May 3, 2004, the Company retained Redington, Inc. to provide certain investor relations services. In addition to cash payments for their consulting services, Redington was also granted a non-qualified stock option to purchase 150,000 shares of the Company's Common Stock at a price of $4.15 per share, the closing price on that date. The options are exercisable based upon the attainment of certain sustained share price levels. During the period, if it becomes probable that the share price levels would be achieved, a charge to the statement of operations will be recorded based on the fair value of the options at that time.


 (11) Reportable Segments:

 The Company operates in three reportable segments: 1) Medical Services Division, which sells a comprehensive line of wound and skin care medical products through distributors and provides manufacturing services to customers in medical products markets; 2) Consumer Services Division, which provides bulk raw materials, finished products and manufacturing services to customers in the cosmetic and nutraceutical markets and 3) DelSite Biotechnologies, Inc. ("DelSite"), a research and development subsidiary responsible for the development of the Company's proprietary GelSite[R] technology for controlled release and delivery of bioactive pharmaceutical ingredients.

 The Company evaluates performance and allocates resources based on profit or loss from operations before income taxes.

 Assets which are used in more than one segment are reported in the segment where the predominant use occurs. Total cash for the Company is included in the Corporate Assets figure.

 Reportable Segments (in thousands)

                               Medical  Consumer
                              Services  Services  DelSite  Corporate   Total
 ----------------------------------------------------------------------------
 Quarter ended March 31, 2005
 Revenues from external
  customers                   $ 2,672   $ 5,200   $  310     $    -   $ 8,182
 Income (loss) before
  income taxes                   (694)    1,626   (1,010)         -       (78)
 Identifiable assets            7,324    10,725    1,402      3,143    22,594
 Capital expenditures              26       192      139          -       357
 Depreciation and
  amortization                     29       223       77          -       329

 Quarter ended March 31, 2004
 Revenues from external
  customers                   $ 2,890   $ 4,420   $   30     $    -   $ 7,340
 Income (loss) before
  income taxes                   (390)      998     (853)         -      (245)
 Identifiable assets            6,845    12,245      520      2,616    22,226
 Capital expenditures               -        88       77          -       165
 Depreciation and
  amortization                     72       236       25          -       333


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

 Prior to 1996, the Company generated most of its revenues from product sales in its Medical Services Division. In 1996, the Company launched its line of raw materials, including Manapol[R] powder, through its Consumer Services Division. In 2000, the Company entered into a Distributor and License Agreement with Medline granting Medline exclusive rights to distribute the Company's wound care products in the US. In 2001, the Company created its specialty manufacturing group to provide services to cosmetic, nutraceutical and medical markets. In December 2002, the Company acquired the assets of the custom division of CBI, which substantially increased revenues for the Consumer Services Division. In 2004 approximately 34% of the Company's revenues were generated through product sales and royalties in its Medical Services Division and 64% through sales of products and services in its Consumer Services Division and 2% through U.S. Federal grant income in its DelSite research and development subsidiary.

 Since 2001, significant sales, defined as amounts in excess of ten percent (10%) of revenue, were made to two customers: Natural Alternatives and Medline. Sales to Natural Alternatives, a customer in the Consumer Services Division, accounted for 48% and 37% of the Company's total revenue during the quarter ended March 31, 2005 and 2004, respectively. Sales to Natural Alternatives are governed by a joint supply agreement with Natural
 Alternatives and Mannatech, Inc. ("Mannatech"). Due to the nature of the product and the Company's relationship with Natural Alternatives and Mannatech, the Company expects this supply agreement will be renewed prior to its expiration at the end of November 2005. Sales to Medline, a customer in the Medical Services Division, accounted for 23% and 33% of the Company's total revenue during the quarter ended March 31, 2005 and 2004, respectively. Effective April 9, 2004, the Company entered into an amendment to the Distributor and License Agreement which, among other things, extended the term of the Distributor and License Agreement and the accompanying Supply Agreement through November 30, 2008.

 The Company's wholly-owned subsidiary, DelSite, operates independently from the Company's research and development program and is responsible for the research, development and marketing of the Company's proprietary GelSite[R] technology for controlled release and delivery of bioactive pharmaceutical ingredients. The Company's Gelsite[R] polymer technology is the basis for its GelVac[TM] Nasal Powder vaccine delivery system, a novel polysaccharide that turns from a powder to a gel upon contact with the nasal fluids, resulting in controlled release and increased nasal residence time of vaccine antigens. Additional revenues to the Company arise from time to time through research grants awarded to DelSite.

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


 LIQUIDITY AND CAPITAL RESOURCES

 Cash at March 31, 2005 was $2,456,000 versus $2,430,000 at December 31, 2004 an increase of $26,000. The increase was primarily due to a $1,415,000 reduction in accounts receivable with this being mostly offset by a $696,000 increase in inventory, a $332,000 increase in prepaid expenses and $357,000 in capital expenditures to acquire operating assets.

 The Company has a line of credit with Comerica that provides for borrowings of up to $3.0 million based on the level of qualified accounts receivable and inventory. The line of credit is collateralized by accounts receivable and inventory. Borrowings under the line of credit bear interest at Comerica's prime rate (5.75%) plus 0.5%. Effective July 1, 2004, the Company and Comerica negotiated an amendment to the Company's credit facilities, which, among other things, redefined the covenants that require the Company to maintain certain financial ratios. As of March 31, 2005 the Company is in compliance with all of the covenant provisions. The new covenants and the Company's position at March 31, 2005 are as follows:

 Covenant              Covenant Requirement  Company's Position
 --------              --------------------  ------------------
 Total Net Worth            $12,200,000          $12,761,901
 Current Ratio                 1.60                 1.68
 Liquidity Ratio               1.75                 1.93

 The covenant amount for these ratios will remain at these same fixed amounts until maturity. As of March 31, 2005, there was $1,587,000 outstanding on the credit line with $863,000 credit available for operations, net of outstanding letters of credit of $550,000.

 In September 2004, the Company received a loan of $350,000 from Bancredito, a Costa Rica bank, with interest and principal to be repaid in monthly installments over eight years. The interest rate on the loan is the U.S. Prime Rate (5.75%) plus 2.5%. The loan is secured by certain of the Company's equipment. The proceeds of the loan are being used in the Company's operations. As of March 31, 2005, there was $334,000 outstanding on the loan.

 In July 2003, the Company received a loan of $1.0 million from Comerica under a variable rate installment note with interest and principal to be repaid in monthly installments over five years. The interest rate on the loan is the U.S. Prime Rate (5.75%) plus 0.5%. The loan is collateralized by the Company's accounts receivable and inventory and by a first lien on the Company's production facility in Irving, TX. The proceeds of the loan are being used in the Company's operations. As of March 31, 2005, there was $667,000 outstanding on the loan. Both of the credit facilities with Comerica are cross-collateralized and cross-defaulted.

 In March 2003, the Company received a loan of $500,000 from Bancredito, a Costa Rica bank, with interest and principal to be repaid in monthly installments over eight years. The interest rate on the loan is the U.S. Prime Rate (5.75%) plus 2.0%. The loan is secured by a mortgage on an unused, 164-acre parcel of land owned by the Company in Costa Rica plus a lien on specified oral patch production equipment. The proceeds of the loan were used in the Company's operations. As of March 31, 2005, there was $397,000 outstanding on the loan.

 Pursuant to the Distributor and License Agreement with Medline, the Company is to receive $12.5 million in base royalties over a five-year period ending November 30, 2005. Effective April 9, 2004, the Company entered into an Amendment (the "Amendment") to the Distributor and License Agreement. The Amendment modified certain provisions contained in the Distributor and License Agreement and the Supply Agreement. Among other things, the Amendment extends the term of the Distributor and License Agreement and the term of the Supply Agreement through November 30, 2008, and subject to certain refund rights more specifically described in the Amendment, provides that the Company will receive an additional $1.25 million of royalties, to be paid upon the signing of the Amendment, in consideration of the extended term of the Distributor and License Agreement. The Company received the funds on April 21, 2004. The Company continues to recognize royalty income under this agreement, as amended, on a straight-line basis. At March 31, 2005, the Company had received $2.2 million more in royalties than it had recognized in income, which is recorded as deferred revenue on the balance sheet. Royalties to be received subsequent to March 31, 2005 total $750,000 million. In December 2002, the Company received an advance on future royalty payments due from Medline of $2.0 million which was recorded in the Company's financial statements as a loan to be repaid in quarterly installments through September 2005. The advance bears interest at 6.5% and is being repaid by reducing each quarterly royalty payment due from Medline by approximately $200,000. As of March 31, 2005, there was $391,000 outstanding on the advance.

 The Company anticipates capital expenditures in 2005 of approximately $1 million. The Company has spent $357,000 in the first three months of 2005 and anticipates spending $643,000 in the remaining nine months of the year. The expenditures will primarily be comprised of production and laboratory equipment and facility modifications.

 Presently, the Company's debt/equity ratio is 0.69 to 1. Based on its current estimates, management believes that the Company has the capacity to incur additional debt, and, in 2005, the Company may seek additional financing to be used as working capital to fund additional research and development projects. The Company anticipates that any such borrowings, together with the expected cash flows from operations and licensing agreements and expected revenues from government grant programs, will provide the funds necessary to finance its current operations, including additional levels of research and development. However, the Company does not expect that its current cash resources will be sufficient to finance future major clinical studies and costs of filing new drug applications which may be necessary to develop its products to their full commercial potential. Additional funds, therefore, may need to be raised through equity offerings, borrowings, licensing arrangements or other means. Management believes that each of the enumerated financing avenues is presently available to the Company. However, there is no assurance that the Company will be able to obtain such funds on satisfactory terms when they are needed.

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

 Since March 1998, the Company has been a minority investor in Aloe and Herbs International, Inc., a Panamanian corporation ("Aloe & Herbs"), the owner of Rancho Aloe (C.R.), S.A., a Costa Rica corporation, which produces Aloe vera
 L. leaves and sells them to the Company  at competitive, local market rates.


 RESULTS OF OPERATIONS

 Quarter ended March 31, 2005 compared to quarter ended March 31, 2004

 Revenue
 -------

 Revenue for the quarter ended March 31, 2005 increased 11.5%, or $842,000, to $8,182,000 as compared to $7,340,000 during the quarter ended March 31, 2004.

 Consumer Services revenue for the quarter increased 17.6%, or $780,000, to $5,200,000 versus $4,420,000 for the same quarter last year. The increase in Consumer Services revenue was primarily attributable to increased raw material sales of $842,000 to Natural Alternatives, which was partially offset by decreased specialty manufacturing sales of $62,000.

 Medical Services revenue during the quarter ended March 31, 2005 decreased by 7.5%, or $218,000, to $2,672,000 as compared to $2,890,000 for the quarter ended March 31, 2004. The decrease in Medical Services revenue was primarily attributable to soft wound care product sales to Medline.

 DelSite grant revenues increased to $310,000 for the first quarter ended March 31, 2005, as compared to $30,000 from March 31, 2004, as the Small Business Innovation Research ("SBIR") biodefense grant awarded to DelSite did not start until March 2004. Grant revenue in the amount of $63,000 was recognized under the SBIR grant for the first quarter ended March 31, 2005. Additionally, in October of 2004 DelSite received a $6 million grant award from National Institute of Allergy and Infectious Diseases ("NIAID") under a biodefense and SARS product development initiative that will fund a three-year preclinical program. Grant revenue in the amount of $247,000 was recognized under this grant for the quarter ended March 31, 2005.

 Product-Related Gross Margin
 ----------------------------

 Product-related gross margins for the first quarter ended March 31, 2005 were $3,000,000, a $263,000, or 9.6%, increase over March 31, 2004, which had product-related gross margins of $2,737,000. Product-related gross margin as a percentage of revenue grew to 38.1% during the first quarter of 2005 from 37.4% during the same quarter last year. The increase in product-related gross margin was primarily attributable to a favorable shift in the mix of products sold and reductions in cost of goods sold.

 Selling, General and Administrative Expenses
 --------------------------------------------

 The Company experienced a decrease of $23,000, or 1.2%, in selling, general and administrative expenses during the first quarter ended March 31, 2005. These expenses totaled $1,841,000 as compared to $1,864,000 during the quarter ended March 31, 2004.

 Research and Development
 ------------------------

 Specialized research and development expenses in support of the Company's ongoing operations rose by $23,000, or 9.5%, to $264,000 for the quarter ended March 31, 2005, as compared to $241,000 for the quarter ended March 31, 2004. The Company continues to focus the efforts of this group on product development in support of its manufacturing business.

 DelSite operates independently from the Company's specialized research and development program and is responsible for research, development and marketing of the Company's proprietary Gelsite[R] technology for controlled release and delivery of bioactive pharmaceutical ingredients. DelSite expenses during the quarter ended March 31, 2005, increased $437,000, or 49.5%, to $1,320,000 as compared to $883,000 during the quarter ended March 31, 2004, as product development efforts for injectible and intranasal delivery platforms continued.

 Other Income
 ------------

 Other income during the quarter ended March 31, 2005 increased $53,000, or 196.3%, to $80,000 as compared to $27,000 for the quarter ended March 31, 2004. Other income primarily consists of collections the Company has received from Rancho Aloe against a fully reserved note receivable balance.

 Interest Expense
 ----------------

 Net interest expense during the quarter ended March 31, 2005 decreased $8,000, or 15.7%, to $43,000 as compared to $51,000 for the quarter ended March 31, 2004. The decrease in net interest expense was a result of lower debt balances.

 Income Taxes
 ------------

 The Company incurred $2,000 of foreign income tax expense in the quarter ended March 31, 2005 related to its operations in Costa Rica. There was no foreign income tax expense incurred in the quarter ended March 31, 2004, as the operations in Costa Rica became subject to foreign income tax effective July 1, 2004.

 Net Loss
 --------

 Net loss for the quarter ended March 31, 2005 decreased by $165,000, or 67.3%, to $80,000 as compared to $245,000 for the quarter ended March 31, 2004. The decrease was attributable to the reasons discussed above. Loss per share for the first quarter of 2005 was $0.01 per share compared to a loss per share of $0.02 for the first quarter of 2004.


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

 Cautionary Statements for the Purposes of the "Safe Harbor" Provisions for "Forward-Looking Statements"

 Certain statements contained in this report are "forward-looking statements" within the meaning of Section 27A of the Act of 1933, as amended, and
 Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are subject to risks, uncertainties and other factors, which could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Potential risks and uncertainties include, but are not limited to, the ability of the Company and/or DelSite to obtain sufficient funds to finance DelSite's proposed activities; the ability of DelSite to successfully exploit the Company's new drug delivery technology; the adequacy of the Company's cash resources and cash flow from operations to finance its current operations; the Company's intention, plan or ability to repurchase shares of its outstanding Common Stock; the Company's ability to obtain the quantity or quality of raw materials it needs; and the impact of governmental regulations. For further information about the risks, uncertainties and other factors that could cause the Company's results to differ materially from the results indicated by such forward-looking statements, refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2004.


 Item 3.   Quantitative and Qualitative Disclosures About Market Risk

 Fluctuations in interest rates on any variable rate debt instruments, which are tied to the prime rate, would affect the Company's earnings and cash flows but would not affect the fair market value of the variable rate debt. The Company's exposure to market risk from changes in foreign currency exchange rates and the supply and prices of Aloe vera L. leaves has not changed materially from its exposure at December 31, 2004, as described in the Company's Annual Report on Form 10-K for the year then ended. See also, "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."


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


 Part II   OTHER INFORMATION


 Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

 (c)       EQUITY SECURITIES REPURCHASE PROGRAM

 In March 2001, the Board of Directors authorized the Company to repurchase up to one million shares of its outstanding Common Stock. The Company believes it has the financial resources necessary to repurchase shares from time to time pursuant to the Board's repurchase authorization. The Company did not repurchase any shares of its outstanding Common Stock during the quarter ended March 31, 2005.


 Item 6.   Exhibits

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


                                    CARRINGTON LABORATORIES, INC.
                                         (Registrant)



 Date:  May 12, 2005                By:  /s/ Carlton E. Turner
                                         -----------------------------
                                         Carlton E. Turner,
                                         President and
                                         Chief Executive Officer
                                         (principal executive officer)



 Date:  May 12, 2005                By:  /s/ Robert W. Schnitzius
                                         -----------------------------
                                         Robert W. Schnitzius,
                                         Vice President and
                                         Chief Financial Officer
                                         (principal financial and
                                          accounting officer)

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