Form 10-Q
period 2005-06-30
CARRINGTON LABORATORIES INC /TX/
filed 2005-08-15
CIK 718007

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549
                                  Form 10-Q


 (Mark One)
   ( x )  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 2005

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

 The number of shares of the registrant's common stock outstanding as of August 4, 2005 was 10,755,538.

                                    INDEX


                                                                     Page
                                                                     ----
      Part I.   FINANCIAL INFORMATION

           Item 1.   Financial Statements

                     Condensed Consolidated Balance Sheets
                     at June 30, 2005 (unaudited) and
                     December 31, 2004                                 3

                     Condensed Consolidated Statements of
                     Operations for the three and six months
                     ended June 30, 2005 and 2004 (unaudited)          4

                     Condensed Consolidated Statements
                     of Cash Flows for the six months
                     ended June 30, 2005 and 2004 (unaudited)          6

                     Notes to Condensed Consolidated Financial
                     Statements (unaudited)                            7

           Item 2.   Management's Discussion and Analysis of
                     Financial Condition and Results of Operations    12

           Item 3.   Quantitative and Qualitative Disclosures
                     About Market Risk                                20

           Item 4.   Controls and Procedures                          20

      Part II.  OTHER INFORMATION

           Item 1.   Legal Proceedings                                20

           Item 2.   Unregistered Sales of Equity Securities
                     and Use of Proceeds                              21

           Item 4.   Submission of Matters to a Vote of Securities
                     Holders                                          21

           Item 6.   Exhibits                                         22

                        PART I - FINANCIAL INFORMATION

 Item 1.   Financial Statements

 Carrington Laboratories, Inc.
 Condensed Consolidated Balance Sheets
 (Amounts in thousands)

                                                    June 30,   December 31,
                                                      2005         2004
                                                     ------       ------
                                                  (unaudited)
 ASSETS:
 Current Assets:
   Cash and cash equivalents                        $ 1,051      $ 2,430
   Accounts receivable, net                           3,216        3,325
   Inventories, net                                   5,593        4,614
   Prepaid expenses                                     558          197
                                                     ------       ------
 Total current assets                                10,418       10,566

 Property, plant and equipment, net                  11,726       11,674
 Customer relationships, net                            488          585
 Other assets, net                                      180          192
                                                     ------       ------
 Total assets                                       $22,812      $23,017
                                                     ======       ======
 LIABILITIES AND SHAREHOLDERS' EQUITY:
 Current Liabilities:
   Line of credit                                   $ 1,587      $ 1,887
   Accounts payable                                   2,652        1,674
   Accrued liabilities                                1,286        1,328
   Current portion of long-term debt and
    capital lease obligations                           614        1,000
   Deferred revenue                                   1,960        2,433
                                                     ------       ------
 Total current liabilities                            8,099        8,322

 Long-term debt and capital lease obligations         1,213        1,324

 Commitments and contingencies

 Shareholders' Equity:
 Common stock                                           108          107
 Capital in excess of par value                      53,833       53,713
 Accumulated deficit                                (40,438)     (40,446)
 Treasury stock at cost                                  (3)          (3)
                                                     ------       ------
 Total shareholders' equity                          13,500       13,371
                                                     ------       ------
 Total liabilities and shareholders' equity         $22,812      $23,017
                                                     ======       ======


       The accompanying notes are an integral part of these statements.

 Carrington Laboratories, Inc.
 Condensed Consolidated Statements of Operations (unaudited)
 (Dollar amounts and shares in thousands, except per share amounts)

                                                     Three Months Ended
                                                          June 30,
                                                      2005         2004
                                                     ------       ------
 Revenues:
   Net product sales                                $ 7,224      $ 7,216
   Royalty income                                       617          617
   Grant income                                         496          158
                                                     ------       ------
 Total revenues                                       8,337        7,991

 Costs and expenses:
   Cost of product sales                              4,718        4,813
   Selling, general and administrative                1,915        1,954
   Research and development                             188          213
   Research and development-DelSite                   1,415        1,002
   Other income                                         (53)          (9)
   Interest expense, net                                 38           54
                                                     ------       ------
 Income (loss) before income taxes                      116          (36)
 Provision for income taxes                              29            -
                                                     ------       ------
 Net income (loss)                                  $    87      $   (36)
                                                     ======       ======

 Basic and diluted earnings (loss) per share         $ 0.01      $ (0.00)
                                                     ======       ======

 Basic average shares outstanding                    10,751       10,577

 Diluted average shares outstanding                  11,242       10,577


       The accompanying notes are an integral part of these statements.

 Carrington Laboratories, Inc.
 Condensed Consolidated Statements of Operations (unaudited)
 (Dollar amounts and shares in thousands, except per share amounts)

                                                      Six Months Ended
                                                           June 30,
                                                      2005         2004
                                                     ------       ------
 Revenues:
   Net product sales                                $14,479      $13,907
   Royalty income                                     1,235        1,235
   Grant income                                         806          189
                                                     ------       ------
 Total revenues                                      16,520       15,331

 Costs and expenses:
   Cost of product sales                              9,590        9,387
   Selling, general and administrative                3,757        3,938
   Research and development                             453          453
   Research and development-DelSite                   2,734        1,766
   Other income                                        (133)         (37)
   Interest expense, net                                 82          105
                                                     ------       ------
 Income (loss) before income taxes                       37         (281)
 Provision for income taxes                              30            -
                                                     ------       ------
 Net income (loss)                                  $     7      $  (281)
                                                     ======       ======

 Basic and diluted earnings (loss) per share         $ 0.00      $ (0.03)
                                                     ======       ======

 Basic average shares outstanding                    10,741       10,509

 Diluted average shares outstanding                  11,361       10,509


       The accompanying notes are an integral part of these statements.

 Carrington Laboratories, Inc.
 Condensed Consolidated Statements of Cash Flows (unaudited)
 (Dollar amounts in thousands)

                                                          Six Months Ended
                                                              June 30,
                                                         2005          2004
                                                        ------        ------
 Cash flows used in operating activities
   Net income (loss)                                   $     7       $  (281)
   Adjustments to reconcile net income (loss)
     to net cash provided by operating activities:
     Provision for inventory obsolescence                   10            90
     Depreciation and amortization                         626           659
   Changes in assets and liabilities:
     Receivables                                           109          (159)
     Inventories                                          (989)        1,200
     Prepaid expenses                                     (361)         (206)
     Other assets                                           12            30
     Accounts payable and accrued liabilities              936          (967)
     Deferred revenue                                     (473)          936
                                                        ------        ------
   Net cash provided by (used in) operating
     activities                                           (123)        1,302

 Investing activities:
    Purchases of property, plant and equipment            (580)         (812)
                                                        ------        ------
   Net cash used in investing activities                  (580)         (812)

 Financing activities:
   Principal payments on debt and capital lease
     obligations                                          (797)         (530)
   Issuances of common stock                               121           569
                                                        ------        ------
   Net cash provided by (used in) financing activities    (676)           39

   Net increase (decrease) in cash and
     cash equivalents                                   (1,379)          529

   Cash and cash equivalents, beginning of period        2,430         1,920
                                                        ------        ------
   Cash and cash equivalents, end of period            $ 1,051       $ 2,449

     Cash paid during the period for interest          $   101       $   114
     Cash paid during the period for income taxes      $   148             8


       The accompanying notes are an integral part of these statements.

 Notes to Condensed Consolidated Financial Statements (unaudited)

 (1)  Condensed Consolidated Financial Statements:

 The condensed consolidated balance sheet as of June 30, 2005, the condensed consolidated statements of operations for the three and six month periods ended June 30, 2005 and 2004 and the condensed consolidated statements of cash flows for the six month periods ended June 30, 2005 and 2004 of Carrington Laboratories, Inc., (the "Company") have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments (which include all normal recurring adjustments) necessary to present fairly the consolidated financial position, results of operations and cash flows for all periods presented have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's annual report to shareholders on Form 10-K for the year ended December 31, 2004. Certain prior year amounts have been reclassified to conform with the 2005 presentation.


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

 In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payments," which replaces SFAS No. 123 "Accounting for Stock Based Compensation", and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees" and amends SFAS No. 95, "Statement of Cash Flows." SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. As such, pro forma disclosure in lieu of expensing is no longer an alternative. The new standard is effective in the first annual reporting period beginning after June 15, 2005. The Company is currently assessing the impact that the statement may have on its financial statements.


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

 The following table (in thousands except per share data) illustrates the effect on net loss and earnings per share if the Company had applied the fair value recognition provision of SFAS 123 to stock based compensation:

 ----------------------------------------------------------------------------
                                    Three Months Ended      Six Months Ended
                                         June 30,               June 30,
                                     2005        2004       2005        2004
 ----------------------------------------------------------------------------
 Net income (loss) (in thousands):

  As reported                      $    87     $   (36)   $     7     $  (281)
  Less: Stock-based compensation
        expense determined under
        fair value-based method       (112)       (117)      (220)       (950)
                                    ------      ------     ------      ------
  Pro forma net income (loss)      $   (25)    $  (153)   $  (213)    $(1,231)
                                    ======      ======     ======      ======
 Net income (loss) per share:
  As reported                      $  0.01     $ (0.00)   $  0.00     $ (0.03)
  Pro forma                        $ (0.00)    $ (0.01)   $ (0.02)    $ (0.12)

 Because options vest over a period of several years and additional awards are generally made each year, the pro forma information presented above is not necessarily indicative of the effects on reported or pro forma net earnings or losses for future years.


 (4)  Net Income (Loss) Per Share:

 Basic Earnings Per Share ("EPS") calculations are based on the weighted-average number of common shares outstanding during the period, while diluted EPS calculations are calculated using the weighted-average number of common shares plus dilutive common share equivalents outstanding during each period. The Company's average closing price for the period is used to calculate the dilution of stock options in its EPS calculation.

 The following data shows the amounts used in computing EPS and their effect on the weighted-average number of common shares and dilutive common share equivalents for the three months ended June 30, 2005 and 2004. At June 30, 2005, 1,155,135 common stock options were excluded from the diluted EPS calculation, as their effect was antidilutive. At June 30, 2004, 1,654,115 common stock options were excluded from the diluted EPS calculation, as their effect was antidilutive. The amounts are rounded to the nearest thousand, except per share amounts.

                                 For the three months ended June 30,    For the three months  ended June 30,
                                                 2005                                   2004
                                -------------------------------------  -------------------------------------
                                   Income       Shares      Per share     Income       Shares      Per share
                                (Numerator)  (Denominator)   amount    (Numerator)  (Denominator)    amount
 Basic EPS:
 ----------
 Net income (loss) available
   to common shareholders         $    87      10,751       $  0.01       $   (36)     10,577      $ (0.00)
 Effect of dilutive securities:
   Stock Options                        0         491          0.00             0           0         0.00
                                   ------      ------        ------        ------      ------       ------
 Diluted EPS:
 ------------
 Net income (loss) available
   to common shareholders plus
   assumed conversions            $    87      11,242       $  0.01       $   (36)     10,577      $ (0.00)
                                   ======      ======        ======        ======      ======       ======

 The following data shows the amounts used in computing EPS and their effect on the weighted-average number of common shares and dilutive common share equivalents for the six months ended June 30, 2005 and 2004. At June 30, 2005, 1,026,804 common stock options were excluded from the diluted EPS calculation as their effect was antidilutive. At June 30, 2004, 1,654,115 common stock options were excluded from the diluted EPS calculation, as their effect was antidilutive. The amounts are rounded to the nearest thousand, except per share amounts.

                                  For the six months ended June 30,      For the six months ended June 30,
                                                 2005                                   2004
                                -------------------------------------  -------------------------------------
                                   Income       Shares      Per share     Income       Shares      Per share
                                (Numerator)  (Denominator)   amount    (Numerator)  (Denominator)   amount
 Basic EPS:
 ----------
 Net income (loss) available
   to common shareholders         $     7      10,741       $  0.00       $  (281)     10,509      $ (0.03)
 Effect of dilutive securities:
   Stock Options                        0         620          0.00             0           0         0.00
                                   ------      ------        ------        ------      ------       ------
 Diluted EPS:
 ------------
 Net income (loss) available
   to common shareholders plus
   assumed conversions            $     7      11,361       $  0.00       $  (281)     10,509      $ (0.03)
                                   ======      ======        ======        ======      ======       ======


 (5)  Concentration of Credit Risk:

 Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of trade accounts receivable. The Company's customers are not concentrated in any specific geographic region but are concentrated in the health and personal care industry. Significant sales, defined as amounts in excess of ten percent (10%) of revenue, were made to two customers. Sales to Natural Alternatives International, Inc., ("Natural Alternatives") a customer in the Consumer Services Division, accounted for 39% and 51% of the Company's total revenue during the quarter ended June 30, 2005 and 2004, respectively. Sales to Medline Industries, Inc., ("Medline") a customer in the Medical Services Division, accounted for 22% and 20% of the Company's total revenue during the quarter ended June 30, 2005 and 2004, respectively.

 Customers with significant accounts receivable balances as of June 30, 2005, defined as amounts in excess of ten percent (10%) of gross receivables included Natural Alternatives, ($1,320,000) and Medline ($744,400). Of these amounts, $1,756,500 has been collected as of August 8, 2005.


 (6)  Inventories:

 The following summarizes the components of inventory (in thousands):

                                              June 30,   December 31,
                                                2005         2004
                                               ------       ------
 Raw materials and supplies                   $ 2,685      $ 2,306
 Work-in-process                                1,407          514
 Finished goods                                 2,108        2,613
 Less obsolescence reserve                       (607)        (819)
                                               ------       ------
 Total                                        $ 5,593      $ 4,614
                                               ======       ======


 (7)  Debt:

 The Company has a $3.0 million line of credit with Comerica Bank-Texas ("Comerica") structured as a demand note without a stated maturity date and with an interest rate equal to the Comerica prime rate (6.25%) plus 0.5%. The line of credit is collateralized by the Company's accounts receivable and inventory and by a first lien on the Company's production facility and is used for operating needs, as required. As of June 30, 2005, there was $1,587,000 outstanding on the credit line with $863,000 credit available for operations, net of outstanding letters of credit of $550,000.

 Effective July 1, 2004, the Company and Comerica negotiated an amendment to the Company's credit facilities, which, among other things, redefined the covenants that require the Company to maintain certain financial ratios. As of June 30, 2005 the Company is in compliance with all of the covenant provisions. The new covenants and the Company's position at June 30, 2005 are as follows:

 Covenant              Covenant Requirement  Company's Position
 --------              --------------------  ------------------
 Total Net Worth            $12,200,000          $13,011,560
 Current Ratio                 1.60                 1.61
 Liquidity Ratio               1.75                 1.94

 The covenant amount for these ratios will remain at these same fixed amounts until maturity. While the Company was in compliance with all of its financial-ratio covenants under the Comerica credit facility for the period ended June 30, 2005, management believes that there is a substantial likelihood that the Company may not be in compliance with all of such covenants for the period ending September 30, 2005. In the event of such noncompliance, the Company anticipates that it will seek a waiver from Comerica, but there can be no assurance that any such waiver will be granted.

 In September 2004, the Company received a loan of $350,000 from Bancredito, a Costa Rica bank, with interest and principal to be repaid in monthly installments over eight years. The interest rate on the loan is the U.S. Prime Rate (6.25%) plus 2.5%. As of June 30, 2005, there was $326,000 outstanding on the loan.

 In July 2003, the Company received a loan of $1.0 million from Comerica under a variable rate installment note with interest and principal to be repaid in monthly installments over five years. The interest rate on the loan is the U.S. Prime Rate (6.25%) plus 0.5%. The loan is collateralized by the Company's accounts receivable and inventory and by a lien on the Company's production facility in Irving, Texas (with a carrying value of $4,020,000). The proceeds of the loan are being used in the Company's operations. As of June 30, 2005, there was $617,000 outstanding on the loan. Both the line of credit and loan with Comerica are cross-collateralized and have cross-default provisions.

 In March 2003, the Company received a loan of $500,000 from Bancredito, a Costa Rica bank, with interest and principal to be repaid in monthly installments over eight years. The interest rate on the loan is the U.S. Prime Rate (6.25%) plus 2.0%. As of June 30, 2005, there was $385,000 outstanding on the loan. Both of the loans through Bancredito are secured by land and equipment in Costa Rica (with a carrying value of approximately $690,000).

 Pursuant to the 2000 Distributor and License Agreement with Medline, the Company is to receive $12.5 million in base royalties over a five-year period ending November 30, 2005. In December 2002, Medline advanced the Company $2,000,000 against future royalty payments due under the Distributor and License Agreement. The amount bears interest at 6.5% and is being repaid by reducing each quarterly royalty payment due from Medline through September 2005 by approximately $200,000. As of June 30, 2005, there was $197,000 outstanding on the advance.


 (8)  Income Taxes:

 The tax effects of temporary differences including net operating loss carryforwards have given rise to net deferred tax assets. At June 30, 2005, and December 31, 2004, the Company provided a valuation allowance against the entire balance of the net deferred tax assets due to the uncertainty as to the realization of the asset. At December 31, 2004, the Company had net operating loss carryforwards of approximately $27.3 million for federal income tax purposes, which began expiring in 2004, and research and development tax credit carryforwards of approximately $343,000, which begin to expire in 2005, all of which are available to offset federal income taxes due in current and future periods. For the three-month and six-month periods ended June 30, 2005 and 2004, the Company recognized no benefit for income taxes.

 The Company incurred $29,000 of foreign income tax expense related to the Company's operations in Costa Rica during the second quarter of 2005. There was no foreign income tax expense incurred in the second quarter of 2004. For the six month period ended June 30, 2005, the Company incurred $30,000 of foreign income tax expense with no foreign income tax expense incurred for the same period in 2004.


 (9)  Contingencies:

 From time to time in the normal course of business, the Company is a party to various matters involving claims or possible litigation. Management believes the ultimate resolution of these matters will not have a material adverse effect on the Company's financial position or results of operations.


 (10) Commitments:

 In December 2002, the Company purchased certain assets of the Custom Division of Creative Beauty Innovations, Inc. ("CBI"). As part of the purchase price for the acquired assets, for the five-year period ending in December 2007, the Company agreed to pay CBI an amount equal to 9.0909% of the Company's net sales up to $6.6 million per year and 8.5% of the Company's net sales over $6.6 million per year of CBI products to CBI's transferred customers. The Company recorded royalty expense of approximately $78,000 related to the sale of CBI products to CBI's transferred customers in the quarter ended June 30, 2005, and approximately $140,000 for the six months ended June 30, 2005.


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

 Reportable Segments (in thousands)

                               Medical  Consumer
                              Services  Services  DelSite  Corporate   Total
 ----------------------------------------------------------------------------
 Quarter ended June 30, 2005
 Revenues from external
  customers                   $ 2,675   $ 5,166  $   496     $    -   $ 8,337
 Income (loss) before
  income taxes                   (174)    1,209     (919)         -       116
 Identifiable assets            7,658    11,629    1,724      1,801    22,812
 Capital expenditures              61       103       59          -       223
 Depreciation and
   amortization                    31       194       72          -       297

 Quarter ended June 30, 2004
 Revenues from external
  customers                   $ 2,512   $ 5,321  $   158     $    -   $ 7,991
 Income (loss) before
  income taxes                   (681)    1,489     (844)         -       (36)
 Identifiable assets            7,615    10,924      923      3,049    22,511
 Capital expenditures               -        77      570          -       647
 Depreciation and
   amortization                    87       215       26          -       328

 Six months ended June 30, 2005
 Revenues from external
  customers                   $ 5,347   $10,367  $   806     $    -   $16,520
 Income (loss) before
  income taxes                   (612)    2,577   (1,928)         -        37
 Capital expenditures              88       294      198          -       580
 Depreciation and
  amortization                     61       416      149          -       626


 Six months ended June 30, 2004
 Revenues from external
  customers                   $ 5,400   $ 9,742  $   189     $    -   $15,331
 Income (loss) before
  income taxes                 (1,039)    2,335   (1,577)         -      (281)
 Capital expenditures               -       120      692          -       812
 Depreciation and
  amortization                    183       425       51          -       659


 Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

 BACKGROUND

 The   Company   is  a  research-based  biopharmaceutical,  medical   device,
 raw materials and nutraceutical company engaged in the development, manufacturing and marketing of naturally-derived complex carbohydrates and other natural product therapeutics for the treatment of major illnesses, the dressing and management of wounds and nutritional supplements. The Company is comprised of three business segments. The Company generates revenues through the sales of prescription and non-prescription medical products through its Medical Services Division. It also generates revenues through the sales of consumer and bulk raw material nutritional products and sales of specialized product development and manufacturing services to customers in the cosmetic and nutraceutical markets through its Consumer Services Division. In addition, the Company generates revenues from research grant awards through its DelSite subsidiary that is engaged in the research, development and marketing of the Company's proprietary GelSite[R] technology for controlled release and delivery of bioactive pharmaceutical ingredients.

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

 Prior to 1996, the Company generated most of its revenues from product sales in its Medical Services Division. In 1996, the Company launched its line of raw materials, including Manapol[R] powder, through its Consumer Services Division. In 2000, the Company entered into a Distributor and License Agreement with Medline granting Medline exclusive rights to distribute the Company's wound care products in the U.S. In 2001, the Company created its specialty manufacturing group to provide services to cosmetic, nutraceutical and medical markets. In December 2002, the Company acquired the assets of the custom division of CBI, which substantially increased revenues for the Consumer Services Division. In 2004 approximately 34% of the Company's revenues were generated through product sales and royalties in its Medical Services Division and 64% through sales of products and services in its Consumer Services Division and 2% through U.S. Federal grant income in its DelSite research and development subsidiary.

 Since 2001, significant sales, defined as amounts in excess of ten percent (10%) of revenue, were made to two customers: Natural Alternatives and Medline. Sales to Natural Alternatives, a customer in the Consumer Services Division, accounted for 39% and 51% of the Company's total revenue during the quarter ended June 30, 2005 and 2004, respectively. Sales to Natural Alternatives are governed by a joint supply agreement with Natural Alternatives and Mannatech, Inc. ("Mannatech"). The Company will use its best efforts to renew this agreement prior to its expiration in November 2005, but there can be no assurance that this will occur. To the extent that sales under the supply agreement are materially reduced from historical levels or if this supply agreement is not renewed on equally favorable terms, the Company's revenues could be materially adversely affected. Sales to Medline, a customer in the Medical Services Division, accounted for 22% and 20% of the Company's total revenue during the quarter ended June 30, 2005 and 2004, respectively. Effective April 9, 2004, the Company entered into an amendment to the Distributor and License Agreement which, among other things, extended the term of the Distributor and License Agreement and the accompanying Supply Agreement through November 30, 2008.

 The Company's wholly-owned subsidiary, DelSite, operates independently from the Company's other research and development program and is responsible for the research, development and marketing of the Company's proprietary GelSite[R] technology for controlled release and delivery of bioactive pharmaceutical ingredients. The Company's Gelsite[R] polymer technology is the basis for its GelVac[TM] Nasal Powder vaccine delivery system, a novel polysaccharide that turns from a powder to a gel upon contact with the nasal fluids, resulting in controlled release and increased nasal residence time of vaccine antigens. Additional revenues to the Company arise from time to time through research grants awarded to DelSite.

 In March 2004 DelSite received a Small Business Innovation Research (SBIR) grant award of up to $888,000 over a two-year period. The grant is funding additional development of GelVac[TM], DelSite's intranasal vaccine delivery platform technology. In October 2004 DelSite received notification of a $6 million grant over a three-year period from the National Institute of Allergy and Infectious Diseases ("NIAID"). The $6 million grant is funding a three-year preclinical program for the development of an inactivated influenza nasal powder vaccine against the H5N1 strain, commonly known as bird flu, utilizing the Company's proprietary GelVac[TM] delivery system. The grant was awarded under a biodefense and SARS product development initiative.


 LIQUIDITY AND CAPITAL RESOURCES

 Cash at June 30, 2005 was $1,051,000 versus $2,430,000 at December 31, 2004, a decrease of $1,379,000. The decrease was primarily due to an increase in inventory of $989,000 as the Company made a decision to maintain a greater supply of strategic proprietary raw material inventory produced in Costa Rica. Additionally, the Company dispersed $580,000 in capital expenditures to acquire operating assets and spent $797,000 in debt reduction payments. These disbursements were partially offset by an increase in accounts payable and accrued liabilities of $936,000.

 The Company has a line of credit with Comerica that provides for borrowings of up to $3.0 million based on the level of qualified accounts receivable and inventory. The line of credit is collateralized by accounts receivable and inventory. Borrowings under the line of credit bear interest at Comerica's prime rate (6.25%) plus 0.5%. Effective July 1, 2004, the Company and Comerica negotiated an amendment to the Company's credit facilities, which, among other things, redefined the covenants that require the Company to maintain certain financial ratios. As of June 30, 2005 the Company is in compliance with all of the covenant provisions. The new covenants and the Company's position at June 30, 2005 are as follows:

 Covenant              Covenant Requirement  Company's Position
 --------              --------------------  ------------------
 Total Net Worth            $12,200,000          $13,011,560
 Current Ratio                 1.60                 1.61
 Liquidity Ratio               1.75                 1.94

 The covenant amount for these ratios will remain at these same fixed amounts until maturity. While the Company was in compliance with all of its financial-ratio covenants under the Comerica credit facility for the period ended June 30, 2005, management believes that there is a substantial likelihood that the Company may not be in compliance with all of such covenants for the period ending September 30, 2005. In the event of such noncompliance, the Company anticipates that it will seek a waiver from Comerica, but there can be no assurance that any such waiver will be granted.

 As of June 30, 2005, there was $1,587,000 outstanding on the credit line with $863,000 credit available for operations, net of outstanding letters of credit of $550,000.

 In September 2004, the Company received a loan of $350,000 from Bancredito, a Costa Rica bank, with interest and principal to be repaid in monthly installments over eight years. The interest rate on the loan is the U.S. Prime Rate (6.25%) plus 2.5%. The loan is secured by certain of the Company's equipment. The proceeds of the loan are being used in the Company's operations. As of June 30, 2005, there was $326,000 outstanding on the loan.

 In July 2003, the Company received a loan of $1.0 million from Comerica under a variable rate installment note with interest and principal to be repaid in monthly installments over five years. The interest rate on the loan is the U.S. Prime Rate (6.25%) plus 0.5%. The loan is collateralized by the Company's accounts receivable and inventory and by a first lien on the Company's production facility in Irving, TX. The proceeds of the loan are being used in the Company's operations. As of June 30, 2005, there was $617,000 outstanding on the loan. Both of the credit facilities with Comerica are cross-collateralized and cross-defaulted.

 In March 2003, the Company received a loan of $500,000 from Bancredito, a Costa Rica bank, with interest and principal to be repaid in monthly installments over eight years. The interest rate on the loan is the U.S. Prime Rate (6.25%) plus 2.0%. The loan is secured by a mortgage on an unused, 164-acre parcel of land owned by the Company in Costa Rica plus a lien on specified oral patch production equipment. The proceeds of the loan were used in the Company's operations. As of June 30, 2005, there was $385,000 outstanding on the loan.

 Pursuant to the Distributor and License Agreement with Medline, the Company is to receive $12.5 million in base royalties over a five-year period ending November 30, 2005. Effective April 9, 2004, the Company entered into an Amendment (the "Amendment") to the Distributor and License Agreement. The Amendment modified certain provisions contained in the Distributor and License Agreement and the Supply Agreement. Among other things, the Amendment extends the term of the Distributor and License Agreement and the term of the Supply Agreement through November 30, 2008, and subject to certain refund rights more specifically described in the Amendment, provides that the Company will receive an additional $1.25 million of royalties, to be paid upon the signing of the Amendment, in consideration of the extended term of the Distributor and License Agreement. The Company received the funds on April 21, 2004. The Company continues to recognize royalty income under this agreement, as amended, on a straight-line basis. At June 30, 2005, the Company had received $1.9 million more in royalties than it had recognized in income, which is recorded as deferred revenue on the balance sheet. Royalties to be received subsequent to June 30, 2005 total $375,000. In December 2002, the Company received an advance on future royalty payments due from Medline of $2.0 million which was recorded in the Company's financial statements as a loan to be repaid in quarterly installments through September 2005. The advance bears interest at 6.5% and is being repaid by reducing each quarterly royalty payment due from Medline by approximately $200,000. As of June 30, 2005, there was $197,000 outstanding on the advance.

 The Company anticipates capital expenditures in 2005 of approximately $1 million. The Company has spent $580,000 in the first six months of 2005 and anticipates spending $420,000 in the remaining six months of the year. The expenditures will primarily be comprised of production and laboratory equipment and facility modifications.

 Presently, the Company's debt/equity ratio is 0.69 to 1. As noted above, the Company experienced a reduction in cash during the quarter ended June 30, 2005 to $1,051,000 due to increases in inventory. In addition, future liquidity will be affected by the reduction in Medline royalties after November 30, 2005. Based on its current estimates, management believes that the Company has the capacity to incur additional debt, and, in 2005, the Company may seek additional financing to address its working capital needs and to fund additional research and development projects. The Company anticipates that any such borrowings, together with the expected cash flows from operations and licensing agreements and expected revenues from government grant programs, will provide the funds necessary to finance its current operations, including additional levels of research and development. However, the Company does not expect that its current cash resources will be sufficient to finance future major clinical studies and costs of filing new drug applications which may be necessary to develop its products to their full commercial potential. Additional funds, therefore, may need to be raised through equity offerings, borrowings, licensing arrangements or other means. Management believes that each of the enumerated financing avenues is presently available to the Company. However, there is no assurance that the Company will be able to obtain such funds on satisfactory terms when they are needed.

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


 RESULTS OF OPERATIONS

 Quarter ended June 30, 2005 compared to quarter ended June 30, 2004

 Revenue
 -------

 Revenue for the quarter ended June 30, 2005 increased $346,000, or 4.3%, to $8,337,000, as compared to $7,991,000 during the quarter ended June 30, 2004.

 Consumer Services revenue for the quarter decreased $155,000, or 2.9%, to $5,166,000 versus $5,321,000 for the same quarter last year. The decrease in Consumer Services revenue was primarily due to decreased raw material sales of $800,000 to Natural Alternatives. This was partially offset by increased specialty manufacturing sales of $645,000.

 Medical Services revenue during the quarter ended June 30, 2005 increased by $163,000, or 6.5%, to $2,675,000 as compared to $2,512,000 for the quarter ended June 30, 2004. The increase in Medical Services revenue was primarily attributable to increased sales of Medline-branded dermal management products.

 DelSite grant revenues for the quarter increased 214%, or $338,000, to $496,000 versus $158,000 for the same quarter last year. The increase in DelSite grant revenues is primarily attributable to revenues recognized under the $6 million challenge grant awarded by NIAID in October 2004. Grant revenue in the amount of $366,000 was recognized under this grant for the quarter ended June 30, 2005. Grant revenue in the amount of $130,000 was recognized under the SBIR grant for the quarter ended June 30, 2005 as compared to $158,000 for the quarter ended June 30, 2004.

 Product-Related Gross Margin
 ----------------------------

 Product-related gross margins for the quarter ended June 30, 2005, were $3,123,000, a $103,000, or 3.4%, increase over the second quarter 2004 figure of $3,020,000. Product-related gross margin as a percentage of product-related revenue grew to 39.8% during the second quarter of 2005 from 38.6% during the same quarter last year. The increase in product-related gross margin was primarily attributable to significant reductions in manufacturing variances due to increased production volumes in the U.S.

 Selling, General and Administrative Expenses
 --------------------------------------------

 The Company experienced a decrease of $39,000, or 2.0%, in selling, general and administrative expenses during the quarter ended June 30, 2005. These expenses totaled $1,915,000 as compared to $1,954,000 during the quarter ended June 30, 2004. The decrease was primarily related to freight cost reduction.

 Research and Development
 ------------------------

 Specialized research and development expenses in support of the Company's ongoing operations decreased by $25,000, or 11.7%, to $188,000 for the quarter ended June 30, 2005, as compared to $213,000 for the quarter ended June 30, 2004. The Company continues to focus the efforts of this group on product development in support of its manufacturing business.

 DelSite operates independently from the Company's other research and development program and is responsible for research, development and marketing of the Company's proprietary Gelsite[R] technology for controlled release and delivery of bioactive pharmaceutical ingredients. DelSite expenses during the quarter ended June 30, 2005, increased $413,000, or 41.2%, to $1,415,000 as compared to $1,002,000 during the quarter ended June 30, 2004, as product development efforts for injectible and intranasal delivery platforms continued. Additionally, $173,000 was expensed during the quarter ended June 30, 2005 for costs related to the successful completion of the Phase I clinical trial.

 Other Income
 ------------

 Other income during the quarter ended June 30, 2005 increased $44,000, or 489%, to $53,000 as compared to $9,000 for the quarter ended June 30, 2004. Other income primarily consists of collections the Company has received from Rancho Aloe against a fully reserved note receivable balance.

 Interest Expense
 ----------------

 Interest expense, net of interest income, during the quarter ended June 30, 2005 decreased $16,000, or 29.6%, to $38,000 as compared to $54,000 for the quarter ended June 30, 2004. The decrease in net interest expense was a result of lower debt balances.

 Income Taxes
 ------------

 The Company incurred $29,000 of foreign income tax expense in the quarter ended June 30, 2005 related to its operations in Costa Rica. There was no foreign income tax expense incurred in the quarter ended June 30, 2004, as the operations in Costa Rica became subject to foreign income tax effective July 1, 2004.

 Net Income
 ----------

 Net income for the quarter ended June 30, 2005 increased by $123,000, or 342%, to $87,000 as compared to a net loss of $36,000 for the quarter ended June 30, 2004. The increase was attributable to the reasons discussed above. Income per share for the second quarter of 2005 was $0.01 per share compared to a loss per share of $0.00 for the second quarter of 2004.

 Six months ended June 30, 2005 compared to six months ended June 30, 2004

 Revenue
 -------

 Revenue for the six months ended June 30, 2005 increased $1,189,000, or 7.8%, to $16,520,000, as compared to $15,331,000 during the six months ended June 30, 2004.

 Consumer Services revenue for the six months increased $625,000, or 6.4%, to $10,367,000 versus $9,742,000 for the same six months last year. The increase in Consumer Services revenue was primarily attributable to increased specialty manufacturing sales of $584,000 and increased raw material sales of $42,000.

 Medical Services revenue during the six months ended June 30, 2005 decreased by $53,000, or 1.0%, to $5,347,000 as compared to $5,400,000 for the six months ended June 30, 2004. The decrease in Medical Services revenue was primarily attributable to soft wound care product sales to Medline.

 DelSite grant revenues increased to $806,000 for the six months ended June 30, 2005, as compared to $189,000 from June 30, 2004. Grant revenue in the amount of $193,000 was recognized under the SBIR grant for the six months ended June 30, 2005 as compared to $189,000 in the first half of 2004, as work under this grant did not commence until March 2004. Additionally, grant revenue in the amount of $613,000 was recognized under the October 2004 NIAID challenge grant for the six months ended June 30, 2005.

 Product-Related Gross Margin
 ----------------------------

 Product-related gross margins for the six months ended June 30, 2005 were $6,124,000, a $369,000, or 6.4%, increase over the first half 2004 figure of $5,755,000. Product-related gross margin as a percentage of product-related revenue grew to 39.0% during the six months of 2005 from 38.0% during the same period last year. The increase in product-related gross margin was primarily attributable to significant reductions in manufacturing variances due to increased production volumes in the U.S.

 Selling, General and Administrative Expenses
 --------------------------------------------

 The Company experienced a decrease of $181,000, or 4.6%, in selling, general and administrative expenses during the six months ended June 30, 2005. These expenses totaled $3,757,000 as compared to $3,938,000 during the six months ended June 30, 2004. The decrease was primarily related to freight cost reductions.

 Research and Development
 ------------------------

 Specialized research and development expenses in support of the Company's ongoing operations for the six month periods ended June 30, 2005 and 2004, each period remained constant at $453,000. The Company continues to focus the efforts of this group on product development in support of its manufacturing business.

 DelSite operates independently from the Company's other research and development program and is responsible for research, development and marketing of the Company's proprietary Gelsite[R] technology for controlled release and delivery of bioactive pharmaceutical ingredients. DelSite expenses during the six months ended June 30, 2005, increased $968,000, or 54.8%, to $2,734,000 as compared to $1,766,000 during the six months ended June 30, 2004, as product development efforts for injectible and intranasal delivery platforms continued. Additionally, $455,000 was expensed during the six months ended June 30, 2005 for costs related to the successful completion of the Phase I clinical trail.

 Other Income
 ------------

 Other income during the six months ended June 30, 2005 increased $96,000, or 259%, to $133,000 as compared to $37,000 for the six months ended June 30, 2004. Other income primarily consists of collections the Company has received from Rancho Aloe against a fully reserved note receivable balance.

 Interest Expense
 ----------------

 Interest expense, net of interest income, during the six months ended June 30, 2005 decreased $23,000, or 21.9%, to $82,000 as compared to $105,000 for the six months ended June 30, 2004. The decrease in net interest expense was a result of lower debt balances.

 Income Taxes
 ------------

 The Company incurred $30,000 of foreign income tax expense in the six months ended June 30, 2005 related to its operations in Costa Rica. There was no foreign income tax expense incurred in the six months ended June 30, 2004, as the operations in Costa Rica became subject to foreign income tax effective July 1, 2004.

 Net Income
 ----------

 Net income for the six months ended June 30, 2005 increased by $288,000, or 102.5%, to $7,000 as compared to a net loss of $281,000 for the six months ended June 30, 2004. The increase was attributable to the reasons discussed above. Income per share for the six months ended June 30, 2005 was $0.00 per share compared to a loss per share of $0.03 for the six months ended June 30, 2004.


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

 Cautionary Statements for the Purposes of the "Safe Harbor" Provisions for "Forward-Looking Statements"

 Certain statements contained in this report are "forward-looking statements" within the meaning of Section 27A of the Act of 1933, as amended, and
 Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are subject to risks, uncertainties and other factors, which could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Potential risks and uncertainties include, but are not limited to, the ability of the Company and/or DelSite to obtain sufficient funds to finance DelSite's proposed activities; the ability of DelSite to successfully exploit the Company's new drug delivery technology; the adequacy of the Company's cash resources and cash flow from operations to finance its current operations; the Company's intention, plan or ability to repurchase shares of its outstanding Common Stock; the Company's ability to obtain the quantity or quality of raw materials it needs; the Company's ability to renew the Mannatech supply agreement on equally favorable terms; and the impact of governmental regulations. For further information about the risks, uncertainties and other factors that could cause the Company's results to differ materially from the results indicated by such forward-looking statements, refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2004.


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


 Item 4.   Controls and Procedures

 The Company's management, under the supervision and with the participation of its principal executive officer and principal financial officer, evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, its principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures as of the end of the period covered by this report have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. We believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. There have been no changes in the Company's internal control over financial reporting during its most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.


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

 On June 20, 2005, the court postponed the trial and ordered additional discovery. The Court has set a new trial date for January 31, 2006.

 The Company believes that Plaintiff's claims are without merit and intends to vigorously defend against those claims.


 Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

 (c)       EQUITY SECURITIES REPURCHASE PROGRAM

 In March 2001, the Board of Directors authorized the Company to repurchase up to one million shares of its outstanding Common Stock. The Company believes it has the financial resources necessary to repurchase shares from time to time pursuant to the Board's repurchase authorization. The Company did not repurchase any shares of its outstanding Common Stock during the quarter ended June 30, 2005.


 Item 4.   Submission of Matters to a Vote of Security Holders

      (a) The annual meeting of the shareholders of the Company was held on May 19, 2005.

      (b) Proxies were solicited by the Board of Directors of the Company pursuant to Regulation 14A under the Securities and Exchange Act of 1934; there was no solicitation in opposition to the Board of Directors' nominees for director as listed in the proxy statement; and all of such nominees were duly elected as reported below.

      (c) Out of a total of 10,727,977 shares of the Company's common stock outstanding and entitled to vote, 9,510,715 shares were present in person or by proxy, representing approximately 88.7% of the outstanding shares.

     The matter voted on by the shareholders, as fully described in the proxy statement for the annual meeting, was the election of directors. The following table presents the number of shares voted for, voted against, and withheld for each nominee for director.

 NOMINEE FOR              NUMBER OF VOTES          NUMBER OF VOTES
  DIRECTOR                     FOR                    WITHHELD
 -----------------------------------------------------------------
 Ronald R. Blanck          9,375,371                  135,344
 R. Dale Bowerman          9,297,063                  213,652
 Edwin Meese, III          9,367,531                  143,184

      The other four directors of the Company were elected to terms that did not expire at the 2005 annual meeting. George DeMott and Carlton E. Turner, Ph.D., D.Sc. are currently serving terms expiring in 2006 and Thomas J. Marquez and Selvi Vescovi are currently serving terms expiring in 2007.


 Item 6.   Exhibits

           (a)  Exhibits

                10.1 Supply Agreement between MedTrade Products, Inc. and Carrington Laboratories, Inc., dated June 1, 2005.
                31.1  Rule 13a-14(a)/15d-14(a) Certification.
                31.2  Rule 13a-14(a)/15d-14(a) Certification.
                32.1  Section 1350 Certification.
                32.2  Section 1350 Certification.



                                  SIGNATURES


 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    CARRINGTON LABORATORIES, INC.
                                         (Registrant)



 Date:  August 15, 2005            By:   /s/ Carlton E. Turner
                                         -----------------------------
                                         Carlton E. Turner,
                                         President and
                                         Chief Executive Officer
                                         (principal executive officer)



 Date:  August 15, 2005             By:  /s/ Robert W. Schnitzius
                                         -----------------------------
                                         Robert W. Schnitzius,
                                         Vice President and
                                         Chief Financial Officer
                                         (principal financial and
                                         accounting officer)

                              INDEX TO EXHIBITS



      Item  Description
       No.

      10.1+ Supply  Agreement dated  June 1, 2005  between MedTrade Products,
            Ltd. and Carrington Laboratories, Inc.

      31.1 CEO Certification of SEC Reports Pursuant to Rule 13a-14(a)/15d-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

      31.2 CFO Certification of SEC Reports Pursuant to Rule 13a-14(a)/15d-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

      32.1 CEO Certification of SEC Reports Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      32.2 CFO Certification of SEC Reports Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


 + Application has been made to the Securities and Exchange Commission for confidential treatment of certain provisions of this exhibit. Omitted material for which confidential treatment has been requested has been filed separately with the Securities and Exchange Commission.