Form 10-Q
period 2005-09-30
CARRINGTON LABORATORIES INC /TX/
filed 2005-11-14
CIK 718007

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549
                                  Form 10-Q

 (Mark One)
   ( x )  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES
                             EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 2005

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

 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
 Yes  [   ]     No  [ X ]

 The number of shares of the registrant's common stock outstanding as of November 3, 2005 was 10,786,329.

                                    INDEX


                                                                     Page
                                                                     ----
      Part I.   FINANCIAL INFORMATION

           Item 1.   Financial Statements

                     Condensed Consolidated Balance Sheets
                     at September 30, 2005(unaudited) and
                     December 31, 2004                                 3

                     Condensed Consolidated Statements of
                     Operations for the three and nine months
                     ended September 30, 2005 and 2004 (unaudited)     4

                     Condensed Consolidated Statements
                     of Cash Flows for the nine months ended
                     September 30, 2005 and 2004 (unaudited)           6

                     Notes to Condensed Consolidated Financial
                     Statements (unaudited)                            7

           Item 2.   Management's Discussion and Analysis of
                     Financial Condition and Results of Operations    14

           Item 3.   Quantitative and Qualitative Disclosures
                     About Market Risk                                23

           Item 4.   Controls and Procedures                          23

      Part II.  OTHER INFORMATION

           Item 1.   Legal Proceedings                                24

           Item 2.   Unregistered Sales of Equity Securities
                     and Use of Proceeds                              25

           Item 6.   Exhibits                                         25

                        PART I - FINANCIAL INFORMATION

 Item 1.   Financial Statements

 Carrington Laboratories, Inc.
 Condensed Consolidated Balance Sheets
 (Amounts in thousands)


                                                 September 30,  December 31,
                                                      2005         2004
                                                     ------       ------
                                                  (unaudited)
 ASSETS:
 Current Assets:
   Cash and cash equivalents                        $ 1,370      $ 2,430
   Accounts receivable, net                           1,691        3,325
   Inventories, net                                   5,240        4,614
   Prepaid expenses                                     556          197
                                                     ------       ------
 Total current assets                                 8,857       10,566

 Property, plant and equipment, net                   6,972        6,978
 Land and building held for sale, net                 4,568        4,696
 Customer relationships, net                            440          585
 Other assets, net                                      162          192
                                                     ------       ------
 Total assets                                       $20,999      $23,017
                                                     ======       ======
 LIABILITIES AND SHAREHOLDERS' EQUITY:
 Current Liabilities:
   Line of credit                                   $ 2,562      $ 1,887
   Accounts payable                                   1,801        1,674
   Accrued liabilities                                1,418        1,328
   Current portion of long-term debt and
    capital lease obligations                           766        1,000
   Deferred revenue                                   1,701        2,433
                                                     ------       ------
 Total current liabilities                            8,248        8,322

 Long-term debt and capital lease obligations           756        1,324

 Commitments and contingencies

 Shareholders' Equity:
 Common stock                                           108          107
 Capital in excess of par value                      53,902       53,713
 Accumulated deficit                                (42,012)     (40,446)
 Treasury stock at cost                                  (3)          (3)
                                                     ------       ------
 Total shareholders' equity                          11,995       13,371
                                                     ------       ------
 Total liabilities and shareholders' equity         $20,999      $23,017
                                                     ======       ======


       The accompanying notes are an integral part of these statements.

 Carrington Laboratories, Inc.
 Condensed Consolidated Statements of Operations (unaudited)
 (Dollar amounts and shares in thousands, except per share amounts)

                                                      Three Months Ended
                                                        September 30,
                                                      2005         2004
                                                     ------       ------
 Revenues:
   Net product sales                                $ 4,408      $ 6,991
   Royalty income                                       617          617
   Grant income                                         608          121
                                                     ------       ------
 Total revenues                                       5,633        7,729

 Costs and expenses:
   Cost of product sales                              4,056        4,391
   Selling, general and administrative                1,732        1,929
   Research and development                             204          256
   Research and development-DelSite                   1,204          997
   Other income                                           -            -
   Interest expense, net                                 41           52
                                                     ------       ------
 Income (loss) before income taxes                   (1,604)         104
 Benefit for income taxes                               (30)           -
                                                     ------       ------
 Net income (loss)                                  $(1,574)     $   104
                                                     ======       ======

 Basic and diluted earnings (loss) per share        $ (0.15)     $  0.01

 Basic average shares outstanding                    10,769       10,656

 Diluted average shares outstanding                  10,769       11,507

       The accompanying notes are an integral part of these statements.

 Carrington Laboratories, Inc.
 Condensed Consolidated Statements of Operations (unaudited)
 (Dollar amounts and shares in thousands, except per share amounts)

                                                      Nine Months Ended
                                                        September 30,
                                                      2005         2004
                                                     ------       ------
 Revenues:
   Net product sales                                $18,886      $20,898
   Royalty income                                     1,852        1,852
   Grant income                                       1,414          310
                                                     ------       ------
 Total revenues                                      22,152       23,060

 Costs and expenses:
   Cost of product sales                             13,646       13,778
   Selling, general and administrative                5,488        5,867
   Research and development                             657          710
   Research and development-DelSite                   3,938        2,762
   Other income                                        (133)         (37)
   Interest expense, net                                122          157
                                                     ------       ------
 Income (loss) before income taxes                   (1,566)        (177)
 Provision for income taxes                               -            -
                                                     ------       ------
 Net income (loss)                                  $(1,566)     $  (177)
                                                     ======       ======

 Basic and diluted earnings (loss) per share        $ (0.15)     $ (0.02)
                                                     ======       ======

 Basic and diluted average shares outstanding        10,750       10,559


       The accompanying notes are an integral part of these statements.

 Carrington Laboratories, Inc.
 Condensed Consolidated Statements of Cash Flows (unaudited)
 (Dollar amounts in thousands)

                                                          Nine Months Ended
                                                            September 30,
                                                         2005          2004
                                                        ------        ------
 Cash flows used in operating activities
   Net income (loss)                                   $(1,566)      $  (177)
   Adjustments to reconcile net income (loss)
     to net cash provided by operating activities:
     Provision for bad debt                                 23            22
     Provision for inventory obsolescence                  142           135
     Depreciation and amortization                         926         1,009
   Changes in assets and liabilities:
     Receivables                                         1,611           966
     Inventories                                          (768)        1,056
     Prepaid expenses                                     (359)         (196)
     Other assets                                           30            41
     Accounts payable and accrued liabilities              217        (1,099)
     Deferred revenue                                     (732)          810
                                                        ------        ------
    Net cash provided by (used in) operating
     activities                                           (476)        2,567

 Investing activities:
    Purchases of property, plant and equipment            (647)       (1,479)
                                                        ------        ------
   Net cash used in investing activities                  (647)       (1,479)

 Financing activities:
   Proceeds from debt issuance                               -           350
   Borrowings against line of credit                       675             -
   Principal payments on debt and capital lease
    obligations                                           (802)         (807)
   Issuances of common stock                               190           614
                                                        ------        ------
   Net cash provided by financing activities                63           157

   Net increase (decrease) in cash and
     cash equivalents                                   (1,060)        1,245

   Cash and cash equivalents, beginning of period        2,430         1,920
                                                        ------        ------
   Cash and cash equivalents, end of period            $ 1,370       $ 3,165
                                                        ======        ======

     Cash paid during the period for interest          $   150       $   157
     Cash paid during the period for income taxes      $   148             8


      The accompanying notes are an integral part of these statements.

 Notes to Condensed Consolidated Financial Statements (unaudited)

 (1)  Condensed Consolidated Financial Statements:

 The condensed consolidated balance sheet as of September 30, 2005, the condensed consolidated statements of operations for the three and nine month periods ended September 30, 2005 and 2004 and the condensed consolidated statements of cash flows for the nine month periods ended September 30, 2005 and 2004 of Carrington Laboratories, Inc., (the "Company") have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments (which include all normal recurring adjustments) necessary to present fairly the consolidated financial position, results of operations and cash flows for all periods presented have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2004. Certain prior year amounts have been reclassified to conform with the 2005 presentation.


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


 (3)  Stock-Based Compensation:

 The Company accounts for employee stock options in accordance with Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees" and Financial Accounting Standards Board Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25." Under APB 25, the Company recognizes no compensation expense related to employee or director stock options when options are granted with exercise prices at the quoted market price of the stock on the date of grant.

 The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 ("FAS 123"), "Accounting for Stock-Based Compensation" and Statement of Financial Accounting Standards No. 148 ("FAS 148"), "Accounting for Stock-Based Compensation - Transition and Disclosure - An Amendment of FASB Statement No. 123." Under the provisions of SFAS 123, pro forma compensation expense related to options issued to employees is disclosed based on the fair value of options on the grant date.

 The following table (in thousands except per share data) illustrates the effect on net loss and earnings per share if the Company had applied the fair value recognition provision of SFAS 123 to stock based compensation:


 ----------------------------------------------------------------------------
                                    Three Months Ended     Nine Months Ended
                                       September 30,          September 30,
                                     2005        2004       2005        2004
 ----------------------------------------------------------------------------
 Net income (loss) (in thousands):

  As reported                      $(1,574)    $   104    $(1,566)    $  (177)
  Less: Stock-based compensation
        expense determined under
        fair value-based method       (112)       (100)      (332)     (1,050)
                                    ------      ------     ------      ------
  Pro forma net income (loss)      $(1,686)    $     4    $(1,898)    $(1,227)
                                    ======      ======     ======      ======

 Net income (loss) per share:
  As reported                      $ (0.15)    $  0.01    $ (0.15)    $ (0.02)
  Pro forma                        $ (0.16)    $  0.00    $ (0.18)    $ (0.12)

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

 The following data shows the amounts used in computing EPS and their effect on the weighted-average number of common shares and dilutive common share equivalents for the three months ended September 30, 2005 and 2004. At September 30, 2005, 1,615,381 common stock options were excluded from the diluted EPS calculation, as their effect was antidilutive. At September 30, 2004, 775,475 common stock options were excluded from the diluted EPS calculation, as their effect was antidilutive. The amounts are rounded to the nearest thousand, except per share amounts.

                                    For the three months ended               For the three months ended
                                         September 30, 2005                     September  30, 2004
                               -------------------------------------  -------------------------------------
                                   Income       Shares      Per share     Income       Shares      Per share
                                (Numerator)  (Denominator)   amount    (Numerator)  (Denominator)    amount
 Basic EPS:
 ----------
 Net income (loss) available
   to common shareholders         $(1,574)     10,769       $ (0.15)      $   104      10,656      $  0.01
 Effect of dilutive securities:
   Stock Options                        0           0          0.00             0         851         0.00
                                   ------      ------        ------        ------      ------       ------
 Diluted EPS:
 ------------
 Net income (loss) available
   to common shareholders
   plus assumed conversions       $(1,574)     10,769       $ (0.15)      $   104      11,507      $  0.01
                                   ======      ======        ======        ======      ======       ======

 The following data shows the amounts used in computing EPS and their effect on the weighted-average number of common shares and dilutive common share equivalents for the nine months ended September 30, 2005 and 2004. At September 30, 2005, 1,615,381 common stock options were excluded from the diluted EPS calculation as their effect was antidilutive. At September 30, 2004, 1,626,664 common stock options were excluded from the diluted EPS calculation, as their effect was antidilutive. The amounts are rounded to the nearest thousand, except per share amounts. Total options outstanding as of September 30, 2005 and 2004 were 1,615,381 and 1,626,664, respectively.

                                      For the nine months ended              For the nine months ended
                                         September 30, 2005                     September  30, 2004
                               -------------------------------------  -------------------------------------
                                   Income       Shares      Per share     Income       Shares      Per share
                                (Numerator)  (Denominator)   amount    (Numerator)  (Denominator)    amount
 Basic EPS:
 ----------
 Net income (loss) available
   to common shareholders         $(1,566)     10,750       $ (0.15)      $  (177)     10,559      $ (0.02)
 Effect of dilutive securities:
   Stock Options                        0           0          0.00             0           0         0.00
                                   ------      ------        ------        ------      ------       ------
 Diluted EPS:
 ------------
 Net income (loss) available
   to common shareholders
   plus assumed conversions       $(1,566)     10,750       $ (0.15)      $  (177)     10,559     $ (0.02)
                                   ======      ======        ======        ======      ======       ======


 (5)  Customer/Credit Concentration:

 Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of trade accounts receivable. The Company's customers are not concentrated in any specific geographic region but are concentrated in the health and personal care industry. Significant sales, defined as amounts in excess of ten percent (10%) of revenue, were made to three customers. Sales to Mannatech, Inc., ("Mannatech") a customer in the Consumer Services Division, accounted for 11% and 8% of the Company's total revenue during the quarter ended September 30, 2005 and 2004, respectively. Sales to Mannatech accounted for 2.8% and 2.5% of the Company's total revenue for the nine months ended September 30, 2005 and 2004, respectively. Sales to Natural Alternatives International, Inc., ("Natural Alternatives") a customer in the Consumer Services Division, accounted for 0% and 42% of the Company's total revenue during the quarter ended September 30, 2005 and 2004, respectively. Sales to Natural Alternatives accounted for 32.2% and 44.7% of the Company's total revenue for the nine months ended September 30, 2005 and 2004, respectively. Sales to Medline Industries, Inc., ("Medline") a customer in the Medical Services Division, accounted for 33% and 31% of the Company's total revenue during the quarter ended September 30, 2005 and 2004, respectively. Sales to Medline accounted for 24.9% and 27.8% of the Company's total revenue for the nine months ended September 30, 2005 and 2004, respectively.

 Sales to Mannatech and Natural Alternatives have been governed by a joint supply-pricing agreement under which the Company sells its proprietary raw material, Manapol[R], to both companies on a non-exclusive basis. The agreement expires on November 30, 2005. The Company was notified by Mannatech on October 14, 2005 that this agreement will not be renewed. The Company and Mannatech met on October 18, 2005 to discuss future sales of Manapol[R]. As a result of this meeting, the Company expects Mannatech to continue to meet its needs for Manapol[R] by purchasing on a purchase order basis without a pricing agreement. October 2005 sales and November 2005 orders total $612,000 and the Company has received a purchase order of $625,000 for Manapol[R] to be delivered in December. Should Mannatech's purchases remain at similar levels, this would materially and adversely impact the liquidity and capital resources of the Company.

 Customers with significant accounts receivable balances as of September 30, 2005, defined as amounts in excess of ten percent (10%) of gross receivables included Mannatech, ($306,300), U.S. Federal grant receivable ($209,500) and Medline ($772,800). Of these amounts, $1,192,400 has been collected as of November 4, 2005.


 (6)  Inventories:

 The following summarizes the components of inventory (in thousands):

                                           September 30, December 31,
                                                2005         2004
                                               ------       ------
 Raw materials and supplies                   $ 2,363      $ 2,306
 Work-in-process                                1,133          514
 Finished goods                                 2,432        2,613
 Less obsolescence reserve                       (688)        (819)
                                               ------       ------
 Total                                        $ 5,240      $ 4,614
                                               ======       ======


 (7)  Debt:

 The Company has a $3,000,000 line of credit with Comerica Bank-Texas ("Comerica") structured as a demand note without a stated maturity date and with an interest rate equal to the Comerica prime rate (6.75%) plus 0.5%. The line of credit is collateralized by the Company's accounts receivable and inventory and by a first lien on the Company's production facility and is used for operating needs, as required. As of September 30, 2005, there was $2,561,500 outstanding on the credit line with $500 credit available for operations, net of outstanding letters of credit of $438,000.

 The Company's credit facilities with Comerica require the Company to maintain certain financial ratios. As of September 30, 2005 the Company was not in compliance with any of the covenant provisions. The financial-ratio covenants and the Company's position at September 30, 2005 are as follows:

 Covenant              Covenant Requirement  Company's Position
 --------              --------------------  ------------------
 Total Net Worth            $12,200,000          $11,555,488
 Current Ratio                 1.60                 1.34
 Liquidity Ratio               1.75                 0.98

 While the Company was not in compliance with any of its financial-ratio covenants under the Comerica credit facility for the period ended September 30, 2005, Comerica has waived all of the events of non compliance during the three months ended September 30, 2005 and up to November 30, 2005.

 As a result of the transaction discussed in footnote 12, the Company anticipates renegotiating its financial-ratio covenants with Comerica. However, there can be no assurance that the Company will be successful and, if the covenants are not renegotiated, the Company will likely be in violation of the current financial-ratio covenants at December 31, 2005 and will seek additional waivers from Comerica.

 In September 2004, the Company received a loan of $350,000 from Bancredito, a Costa Rica bank, with interest and principal to be repaid in monthly installments over eight years. The interest rate on the loan is the U.S. Prime Rate (6.75%) plus 2.5%. As of September 30, 2005, there was $318,000 outstanding on the loan.

 In July 2003, the Company received a loan of $1,000,000 from Comerica under a variable rate installment note with interest and principal to be repaid in monthly installments over five years. The interest rate on the loan is the U.S. Prime Rate (6.75%) plus 0.5%. The loan is collateralized by the Company's accounts receivable and inventory and by a lien on the Company's production facility in Irving, Texas (with a carrying value of $4,568,000). The proceeds of the loan are being used in the Company's operations. As of September 30, 2005, there was $567,000 outstanding on the loan. Both the line of credit and loan with Comerica are cross-collateralized and have cross-default provisions.

 In March 2003, the Company received a loan of $500,000 from Bancredito, a Costa Rica bank, with interest and principal to be repaid in monthly installments over eight years. The interest rate on the loan is the U.S. Prime Rate (6.75%) plus 2.0%. As of September 30, 2005, there was $372,000 outstanding on the loan. Both of the loans through Bancredito are secured by land and equipment in Costa Rica (with a carrying value of approximately $690,000).


 (8)  Income Taxes:

 The tax effects of temporary differences including net operating loss carryforwards have given rise to net deferred tax assets. At September 30, 2005, and December 31, 2004, the Company provided a valuation allowance against the entire balance of the net deferred tax assets due to the uncertainty as to the realization of the asset. At December 31, 2004, the Company had net operating loss carryforwards of approximately $27,300,000 for federal income tax purposes, which began expiring in 2004, and research and development tax credit carryforwards of approximately $343,000, which begin to expire in 2005, all of which are available to offset federal income taxes due in current and future periods. For the three-month and nine-month periods ended September 30, 2005 and 2004, the Company recognized no benefit for income taxes.

 The Company recorded a benefit of $30,000 for foreign income taxes related to the Company's operations in Costa Rica during the third quarter of 2005. There was no foreign income tax expense incurred in the third quarter of 2004. For the nine month period ended September 30, 2005, the Company incurred $0 of foreign income tax expense with no foreign income tax expense incurred for the same period in 2004.


 (9)  Contingencies:

 From time to time in the normal course of business, the Company is a party to various matters involving claims or possible litigation. Management believes the ultimate resolution of these matters will not have a material adverse effect on the Company's financial position or results of operations.


 (10) Commitments:

 In December 2002, the Company purchased certain assets of the Custom Division of Creative Beauty Innovations, Inc. ("CBI"). As part of the purchase price for the acquired assets, for the five-year period ending in December 2007, the Company agreed to pay CBI an amount equal to 9.0909% of the Company's net sales up to $6,600,000 per year and 8.5% of the Company's net sales over $6,600,000 per year of CBI products to CBI's transferred customers. The Company recorded royalty expense of approximately $69,500 related to the sale of CBI products to CBI's transferred customers in the quarter ended September 30, 2005, and approximately $209,100 for the nine months ended September 30, 2005.


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

 Reportable Segments (in thousands)

                               Medical  Consumer
                              Services  Services  DelSite  Corporate   Total
 ----------------------------------------------------------------------------
 Quarter ended
   September 30, 2005
 Revenues from external
  customers                   $ 2,625   $ 2,400   $  608     $    -   $ 5,633
 Income (loss) before
  income taxes                   (526)     (482)    (596)         -    (1,604)
 Identifiable assets            7,323     9,865    1,748      2,063    20,999
 Land and building held
  for sale, net                 1,827     2,741        -          -     4,568
 Capital expenditures               -         8       59          -        67
 Depreciation and
  amortization                     26       197       79          -       302

 Quarter ended
   September 30, 2004
 Revenues from external
  customers                   $ 2,542   $ 5,066   $  121     $    -   $ 7,729
 Income (loss) before
  income taxes                   (584)    1,564     (876)         -       104
 Identifiable assets            7,279    10,364    1,021      3,812    22,476
 Land and building held
  for sale, net                 1,898     2,846        -          -     4,744
 Capital expenditures               -        50      617          -       667
 Depreciation and
  amortization                     89       209       51          -       349


 Nine months ended
  September 30, 2005
 Revenues from external
  customers                   $ 7,972   $12,766  $ 1,414     $    -   $22,152
 Income (loss) before
  income taxes                 (1,701)    2,659   (2,524)         -    (1,566)
 Capital expenditures              76       314      257          -       647
 Depreciation and
   amortization                    86       613      227          -       926

 Nine months ended
   September 30, 2004
 Revenues from external
  customers                   $ 7,942   $14,808   $  310     $    -   $23,060
 Income (loss) before
  income taxes                 (1,621)    3,896   (2,452)         -      (177)
 Capital expenditures               -       170    1,309          -     1,479
 Depreciation and
  amortization                    259       648      102          -     1,009


 (12) Subsequent Events:

 On October 20, 2005, the Company entered into an agreement with Rainier Capital Management, L.P., an unrelated private investment company ("Rainer"), to sell and lease back the building and real estate at the Company's corporate headquarters in Irving, Texas for $4,900,000. The proposed sale of the property is subject to the Company entering into a lease agreement (the "Lease") with Rainier. The lease agreement will require that the lease have an initial term of fifteen years, with the Company having two five-year renewal options as well as certain rights of first refusal and repurchase. Rainier's obligation to close these transactions is subject to a 30-day due diligence review, confirmation of title and survey information and certain other customary closing conditions.

 The Company currently expects that, if the sale is completed upon the terms set forth in the agreement, the net proceeds will be approximately $4,100,000, after transaction related costs and retirement of the mortgage note related to the property. Following the closing of the sale, the net proceeds will be available for general corporate purposes.

 In accordance with the provisions of Statement of Financial Accounting Standards No. 144 ("FAS 144") "Accounting for the Impairment or Disposal of Long-Lived Assets," the building and real estate have been classified as held for sale. The amount recorded as assets held for sale is the lower of the assets' carrying amount or fair value less cost to sell. As provided by FAS 144, the building is no longer being depreciated.


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

 Since 2001, significant sales, defined as amounts in excess of ten percent (10%) of revenue, have been made to three customers: Mannatech, Natural Alternatives and Medline. Sales to Mannatech, a customer in the Consumer Services Division, accounted for 11% and 8% of the Company's total revenue during the quarter ended September 30, 2005 and 2004, respectively. Sales to Natural Alternatives, a customer in the Consumer Services Division, accounted for 0% and 42% of the Company's total revenue during the quarter ended September 30, 2005 and 2004, respectively. Sales to Medline, a customer in the Medical Services Division, accounted for 33% and 31% of the Company's total revenue during the quarter ended September 30, 2005 and 2004, respectively. Effective April 9, 2004, the Company entered into an amendment to the Distributor and License Agreement which, among other things, extended the term of the Distributor and License Agreement and the accompanying Supply Agreement through November 30, 2008.

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

 In March 2004 DelSite received a Small Business Innovation Research ("SBIR") grant award of up to $888,000 over a two-year period. The grant is funding additional development of GelVac[TM], DelSite's intranasal vaccine delivery platform technology. In October 2004 DelSite received notification of a $6,000,000 grant over a three-year period from the National Institute of Allergy and Infectious Diseases ("NIAID"). The $6,000,000 grant is funding a three-year preclinical program for the development of an inactivated influenza nasal powder vaccine against the H5N1 strain, commonly known as bird flu, utilizing the Company's proprietary GelVac[TM] delivery system. The grant was awarded under a biodefense and SARS product development initiative.


 LIQUIDITY AND CAPITAL RESOURCES

 Cash at September 30, 2005 was $1,370,000 versus $2,430,000 at December 31, 2004, a decrease of $1,060,000. The decrease was primarily due to the losses from operations of $1,566,000, plus an increase in inventory of $768,000, as the Company made a decision in the second quarter of 2005, at the request of its customer Mannatech, to maintain a greater supply of strategic proprietary-raw-material inventory produced in Costa Rica. Additionally, the Company utilized $647,000 in capital expenditures to acquire operating assets and spent $127,000 in principal payments on indebtedness. These disbursements were partially offset by a reduction in accounts receivable of $1,611,000 that was primarily attributable to the reduction in sales, an increase in accounts payable and accrued liabilities of $217,000 and proceeds from common stock issuance through employee stock options and the employee stock purchase plan in the amount of $190,000.

 Sales to Mannatech and Natural Alternatives have been governed by a joint supply-pricing agreement under which the Company sells its proprietary raw material, Manapol[R], to both companies on a non-exclusive basis. The agreement expires on November 30, 2005. The Company was notified by Mannatech on October 14, 2005 that this agreement will not be renewed. The Company and Mannatech met on October 18, 2005 to discuss future sales of Manapol[R]. As a result of this meeting, the Company expects Mannatech to continue to meet its needs for Manapol[R] by purchasing on a purchase order basis without a pricing agreement. In the third quarter of 2005, combined Mannatech and NAI purchases were $612,000, an 81.1% decrease from their second quarter 2005 level and an 84.1% decrease from the same period in 2004. October 2005 sales and November 2005 orders total $612,000 and the Company has received a purchase order of $625,000 for Manapol[R] to be delivered in December 2005. Should Mannatech's purchases remain at similar levels, this would materially and adversely impact the liquidity and capital resources of the Company. The Company and Mannatech are exploring the possibility that the Company could utilize its specialty manufacturing capabilities to supply various finished products to Mannatech. The Company has initiated a focused marketing effort to identify potential new Manapol[R] customers.

 On December 1, 2000 the Company entered into an exclusive Distributor and License Agreement effective with Medline. The original agreement provided that the Company would continue to manufacture its existing line of products and sell them to Medline at specified prices. In return Medline was required to pay the Company a base royalty totaling $12,500,000 in quarterly installments that began on December 1, 2000. The final installment of this royalty was paid to the Company on September 1, 2005. The royalty revenue was recognized by the Company in equal amounts of $206,000 per month during the five year period ending November 30, 2005.

 The Company and Medline amended the Distributor and License Agreement in April 2004 to extend the term of the agreement through November 30, 2008. The amended agreement specified an advance payment of $1,250,000, which the Company has received. This royalty revenue will be recognized by the Company in equal amounts of $35,000 per month during the three year period beginning December 1, 2005. As the result of lower royalty applicable to the extension period, the Company will recognize $2,050,000 less royalty revenue per year during the extension period.

 On October 20, 2005, the Company entered into an agreement with Rainier Capital Management, L.P., an unrelated private investment company ("Rainer"), to sell and lease back the building and real estate at the Company's corporate headquarters in Irving, Texas for $4,900,000. The proposed sale of the property is subject to the Company entering into a lease agreement (the "Lease") with Rainier. The lease agreement will require that the lease have an initial term of fifteen years, with the Company having two five-year renewal options as well as certain rights of first refusal and repurchase. Rainier's obligation to close these transactions is subject to a 30-day due diligence review, confirmation of title and survey information and certain other customary closing conditions.

 The Company currently expects that, if the sale is completed upon the terms set forth in the agreement, the net proceeds will be approximately $4,100,000, after transaction related costs and retirement of the mortgage note related to the property. Following the closing of the sale, the net proceeds will be available for general corporate purposes.

 Any pending litigation could have a material adverse effect on the Company's liquidity and financial condition. Refer to the Section - "Legal Proceedings" for a description of certain pending litigation and proceedings. The Company is unable to determine the actual impact of this lawsuit on the consolidated financial statements. This claim may divert financial and management resources that would otherwise be used to benefit the operations. Although the Company believes that it has meritorious defenses to the claims made in such litigation, and intends to contest the lawsuit vigorously, no assurances can be given that the results of this matter will be favorable to the Company. An adverse resolution of any of this lawsuit could have a material adverse effect on the Company's financial position, results of operations and liquidity.

 The Company has a line of credit with Comerica that provides for borrowings of up to $3,000,000 based on the level of qualified accounts receivable and inventory. The line of credit is collateralized by accounts receivable and inventory. Borrowings under the line of credit bear interest at Comerica's prime rate (6.75%) plus 0.5%. The Company's credit facilities with Comerica require the Company to maintain certain financial ratios. As of September 30, 2005 the Company was not in compliance with any of the covenant provisions. The financial-ratio covenants and the Company's position at September 30, 2005 are as follows:

    Covenant           Covenant Requirement        Company's Position
    --------           --------------------        ------------------
 Total Net Worth           $12,200,000                $11,555,488
 Current Ratio                 1.60                       1.34
 Liquidity Ratio               1.75                       0.98

 While the Company was not in compliance with any of its financial-ratio covenants under the Comerica credit facility for the period ended September 30, 2005, Comerica has waived all of the events of non compliance during the three months ended September 30, 2005 and up to November 30, 2005.

 As a result of the transaction discussed in footnote 12, the Company anticipates renegotiating its financial-ratio covenants with Comerica. However, there can be no assurance that the Company will be successful and, if the covenants are not renegotiated, the Company will be in violation of the current financial-ratio covenants at December 31, 2005 and will seek additional waivers from Comerica.

 As of September 30, 2005, there was $2,561,500 outstanding on the credit line with $500 credit available for operations, net of outstanding letters of credit of $438,000.

 In September 2004, the Company received a loan of $350,000 from Bancredito, a Costa Rica bank, with interest and principal to be repaid in monthly installments over eight years. The interest rate on the loan is the U.S. Prime Rate (6.75%) plus 2.5%. The loan is secured by certain of the Company's equipment. The proceeds of the loan are being used in the Company's operations. As of September 30, 2005, there was $318,000 outstanding on the loan.

 In July 2003, the Company received a loan of $1,000,000 from Comerica under a variable rate installment note with interest and principal to be repaid in monthly installments over five years. The interest rate on the loan is the U.S. Prime Rate (6.75%) plus 0.5%. The loan is collateralized by the Company's accounts receivable and inventory and by a first lien on the Company's production facility in Irving, TX. The proceeds of the loan are being used in the Company's operations. As of September 30, 2005, there was $567,000 outstanding on the loan. Both of the credit facilities with Comerica are cross-collateralized and cross-defaulted.

 In March 2003, the Company received a loan of $500,000 from Bancredito, a Costa Rica bank, with interest and principal to be repaid in monthly installments over eight years. The interest rate on the loan is the U.S. Prime Rate (6.75%) plus 2.0%. The loan i s secured by a mortgage on an unused, 164-acre parcel of land owned by the Company in Costa Rica plus a lien on specified oral patch production equipment. The proceeds of the loan were used in the Company's operations. As of September 30, 2005, there was $372,000 outstanding on the loan.

 Pursuant to the Distributor and License Agreement with Medline, the Company received $12,500,000 in base royalties over a five-year period ending November 30, 2005. Effective April 9, 2004, the Company entered into an Amendment (the "Amendment") to the Distributor and License Agreement. The Amendment modified certain provisions contained in the Distributor and
 License Agreement and the Supply Agreement. Among other things, the Amendment extends the term of the Distributor and License Agreement and the term of the Supply Agreement through November 30, 2008, and subject to certain refund rights more specifically described in the Amendment, provided that the Company received an additional $1,250,000 of royalties in consideration of the extended term of the Distributor and License Agreement. The Company continues to recognize royalty income under this agreement, as amended, on a straight-line basis. At September 30, 2005, the Company had received $1,670,000 more in royalties than it had recognized in income, which is recorded as deferred revenue on the balance sheet.

 The Company anticipates capital expenditures in 2005 of approximately $666,000. The Company has spent $647,000 in the first nine months of 2005 and anticipates spending $19,000 in the remaining three months of the year. The expenditures will primarily be comprised of production and laboratory equipment and facility modifications.

 Presently, the Company's debt/equity ratio is 0.75 to 1. Based on its current estimates, management believes that the Company has the capacity to incur additional debt, whether in the form of traditional bank debt or mezzanine financing, and the Company is seeking additional financing to address its working capital needs and to fund additional research and development projects. The Company anticipates that any such borrowings, together with the expected cash flows from operations and licensing agreements and expected revenues from government grant programs, will provide the funds necessary to finance its current operations, including additional levels of research and development. However, there is no assurance that the Company will be able to obtain such funds and that they will be on satisfactory terms when they are needed.

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

 As a result of the current level of sales of raw materials produced at the Company's processing facility in Costa Rica, the Company's demand for Aloe vera L. leaves no longer exceeds the current and normal production capacity of its farm. There was no Manapol[R] produced at this facility during August and September of 2005, nor is any expected to be produced for the next several months. In addition, the Company has implemented a temporary work force reduction in Costa Rica of approximately eighty-three employees. The Company has not purchased Aloe vera L. leaves from other sources in Costa Rica or from Central and South America since July 2005. If demand were to increase, the Company would resume purchases of leaves from the same sources employed prior to August 2005, at prices comparable to the cost of acquiring leaves from the Company's farm.

 Since March 1998, the Company has been a minority investor in Aloe and Herbs International, Inc., a Panamanian corporation ("Aloe & Herbs"), the owner of Rancho Aloe (C.R.), S.A., a Costa Rica corporation, which produces Aloe vera
 L. leaves and sells them to the Company at competitive, local market rates.


 RESULTS OF OPERATIONS

 Quarter ended September 30, 2005 compared to quarter ended September 30, 2004

 Revenue
 -------

 Revenue for the quarter ended September 30, 2005 decreased $2,096,000, or 27.1%, to $5,633,000, as compared to $7,729,000 during the quarter ended September 30, 2004.

 Consumer Services revenue for the quarter decreased $2,666,000, or 52.6%, to $2,400,000 versus $5,066,000 for the same quarter last year. The decrease in Consumer Services revenue was primarily due to decreased raw material sales of $3,278,000 to Natural Alternatives, as more fully discussed under "Liquidity and Capital Resources" above. This was partially offset by increased specialty manufacturing sales of $544,000 to a single major customer.

 Medical Services revenue during the quarter ended September 30, 2005 increased by $83,000, or 3.3%, to $2,625,000 as compared to $2,542,000 for the quarter ended September 30, 2004. The increase in Medical Services revenue was primarily attributable to increased sales of Medline-branded dermal management products.

 DelSite grant revenues for the quarter increased 402%, or $487,000, to $608,000 versus $121,000 for the same quarter last year. The increase in DelSite grant revenues is primarily attributable to revenues recognized under the $6,000,000 challenge grant awarded by NIAID in October 2004. Grant revenue in the amount of $500,000 was recognized under this grant for the quarter ended September 30, 2005. Grant revenue in the amount of $108,000 was recognized under the SBIR grant for the quarter ended September 30, 2005 as compared to $121,000 for the quarter ended September 30, 2004.


 Product-Related Gross Margin
 ----------------------------

 Product-related gross margins for the quarter ended September 30, 2005, were $969,000, a $2,248,000, or 69.9%, decrease over the third quarter 2004 figure of $3,217,000. Product-related gross margin as a percentage of product-related revenue fell to 19.3% during the third quarter of 2005 from 42.3% during the same quarter last year. The decrease in product-related gross margin was primarily attributable to the significant reductions in raw material sales to Natural Alternatives plus a $250,000 charge to cost of goods sold for product recall costs associated with alcohol-free mouthwash manufactured for Medline. The third quarter product-related gross margin as a percentage of product-related revenue adjusted without the product recall reserve was 24.3%.

 The non-alcohol mouthwash product was recalled on August 26, 2005 due to the possibility that it may contain Burkholderia cepacia (B. cepacia), an organism which poses little medical risk to healthy people. However, people who have certain health problems such as weakened immune systems or chronic lung diseases, particularly cystic fibrosis, may be more susceptible to infections with B. cepacia. The effects of B. cepacia on people vary widely, ranging from no symptoms at all, to serious respiratory infections, especially in patients with cystic fibrosis.

 The product, which passed industry-standard microbial testing at the time of release, was distributed to hospitals, medical centers and long term care facilities nationwide. The Company knows of no distribution through retail sales outlets.

 Revenue generated from sales of the product covered under this recall is $141,000, which represents less than one percent of the Company's year-to-date revenue.

 The Company believes this is an isolated issue and has chosen to cease manufacture of this particular alcohol-free mouthwash classified by FDA guidelines as a cosmetic. The Company will continue to manufacture all other oral care products, including those classified as medical devices.


 Selling, General and Administrative Expenses
 --------------------------------------------

 The Company experienced a decrease of $197,000, or 10.2%, in selling, general and administrative expenses during the quarter ended September 30, 2005. These expenses totaled $1,732,000 as compared to $1,929,000 during the quarter ended September 30, 2004. The decrease was primarily related to decreased expenditures on advertising, travel, salary and personnel reductions.

 Research and Development
 ------------------------

 Specialized research and development expenses in support of the Company's ongoing operations decreased by $52,000, or 20.3%, to $204,000 for the quarter ended September 30, 2005, as compared to $256,000 for the quarter ended September 30, 2004. The Company continues to focus the efforts of this group on product development in support of its manufacturing business.

 DelSite operates independently from the Company's other research and development program and is responsible for research, development and marketing of the Company's proprietary Gelsite[R] technology for controlled release and delivery of bioactive pharmaceutical ingredients. DelSite expenses during the quarter ended September 30, 2005, increased $207,000, or 20.8%, to $1,204,000 as compared to $997,000 during the quarter ended September 30, 2004, as product development efforts for injectible and
 intranasal  delivery  platforms  continued  and  grant  related   activities
 increased.

 Interest Expense
 ----------------

 Interest expense, net of interest income, during the quarter ended September 30, 2005 decreased $11,000, or 21.2%, to $41,000 as compared to $52,000 for the quarter ended September 30, 2004. The decrease in net interest expense was a result of lower debt balances. If the Company incurs additional debt in the future, interest expense may increase materially as a result of additional indebtedness and/or higher interest rates.

 Income Taxes
 ------------

 The Company recorded a benefit of $30,000 for foreign income taxes in the quarter ended September 30, 2005 related to its operations in Costa Rica There was no foreign income tax expense incurred in the quarter ended September 30, 2004, as the operations in Costa Rica became subject to foreign income tax effective July 1, 2004 and the final ruling on the taxation on the Costa Rica operations was not obtained until November 2004.


 Net Loss
 --------

 Net loss for the quarter ended September 30, 2005 increased $1,678,000, or 1,613%, to $1,574,000 as compared to net income of $104,000 for the quarter ended September 30, 2004. The net loss was attributable to the reasons discussed above. Loss per share for the third quarter of 2005 was $0.15 per share compared to income per share of $0.01 for the third quarter of 2004. Due to uncertainties surrounding future sales to Natural Alternatives and Mannatech, the Company may incur losses for the foreseeable future.

 Nine months ended September 30, 2005 compared to nine months ended September 30, 2004

 Revenue
 -------

 Revenue for the nine months ended September 30, 2005 decreased $908,000, or 3.9%, to $22,152,000, as compared to $23,060,000 during the nine months ended September 30, 2004.

 Consumer Services revenue for the nine months decreased $2,042,000, or 13.8%,to $12,766,000 versus $14,808,000 for the same nine months last year. The decrease in Consumer Services revenue was primarily attributable to decreased raw material sales of $2,837,000 to Natural Alternatives.

 Medical Services revenue during the nine months ended September 30, 2005 increased by $30,000, or 0.4%, to $7,972,000 as compared to $7,942,000 for the nine months ended September 30, 2004. The increase in Medical Services revenue was primarily attributable to increased sales of Medline's own branded dermal management products.

 DelSite grant revenues increased to $1,414,000 for the nine months ended September 30, 2005, as compared to $310,000 from September 30, 2004. Grant revenue in the amount of $301,000 was recognized under the SBIR grant for the nine months ended September 30, 2005 as compared to $310,000 during the same period last year. Additionally, grant revenue in the amount of $1,113,000 was recognized under the October 2004 NIAID challenge grant for the nine months ended September 30, 2005.

 Product-Related Gross Margin
 ----------------------------

 Product-related gross margins for the nine months ended September 30, 2005 were $7,092,000, a $1,880,000, or 21.0%, decrease over the nine months ended September 30, 2004 figure of $8,972,000. Product-related gross margin as a percentage of product-related revenue fell to 34.2% during the nine months of 2005 from 39.4% during the same period last year. The decrease in product-related gross margin was primarily attributable to the significant reductions in raw material sales to Natural Alternatives plus a $250,000 charge to cost of goods sold for product recall costs associated with the Medline alcohol-free mouthwash (see discussion above). The September year-to-date product-related gross margin as a percentage of product-related revenue adjusted without the product recall reserve was 35.4%.

 Selling, General and Administrative Expenses
 --------------------------------------------

 The Company experienced a decrease of $379,000, or 6.5%, in selling, general and administrative expenses during the nine months ended September 30, 2005. These expenses totaled $5,488,000 as compared to $5,867,000 during the nine months ended September 30, 2004. The decrease was primarily related to decreased expenditures on freight, advertising, travel and personnel reductions.

 Research and Development
 ------------------------

 Specialized research and development expenses in support of the Company's ongoing operations for the nine month ended September 30, 2005 and 2004, decreased $53,000, or 7.5% to $657,000 as compared to $710,000 for the nine months ended September 30, 2005. The Company continues to focus the efforts of this group on product development in support of its manufacturing business.

 DelSite operates independently from the Company's other research and development program and is responsible for research, development and marketing of the Company's proprietary Gelsite[R] technology for controlled release and delivery of bioactive pharmaceutical ingredients. DelSite expenses during the nine months ended September 30, 2005, increased $1,176,000, or 42.6%, to $3,938,000 as compared to $2,762,000 during the nine months ended September 30, 2004, as product development efforts for injectible and intranasal delivery platforms continued and grant related activities increased. Additionally, $464,000 was expensed during the nine months ended September 30, 2005 for costs related to the successful completion of the Phase I clinical trail.

 Other Income
 ------------

 Other income during the nine months ended September 30, 2005 increased $96,000, or 259.5%, to $133,000 as compared to $37,000 for the nine months ended September 30, 2004. Other income primarily consists of collections the Company has received from Rancho Aloe against a fully reserved note receivable balance.

 Interest Expense
 ----------------

 Interest expense, net of interest income, during the nine months ended September 30, 2005 decreased $35,000, or 22.3%, to $122,000 as compared to $157,000 for the nine months ended September 30, 2004. The decrease in net interest expense was a result of lower debt balances. If the Company incurs additional debt in the future, interest expense may increase materially as a result of additional indebtedness and/or higher interest rates.

 Net Loss
 --------

 Net loss for the nine months ended September 30, 2005 increased $1,389,000, or 785%, to $1,566,000 as compared to a net loss of $177,000 for the nine months ended September 30, 2004. The increased net loss was attributable to the reasons discussed above. Loss per share for the nine months ended September 30, 2005 was $0.15 per share compared to a loss per share of $0.02 for the nine months ended September 30, 2004. Due to uncertainties surrounding future sales to Natural Alternatives and Mannatech, the Company may incur losses for the foreseeable future.


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

 Cautionary Statements for the Purposes of the "Safe Harbor" Provisions for "Forward-Looking Statements"

 Certain statements contained in this report are "forward-looking statements" within the meaning of Section 27A of the Act of 1933, as amended, and
 Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are subject to risks, uncertainties and other factors, which could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Potential risks and uncertainties include, but are not limited to, the ability of the Company and/or DelSite to obtain sufficient funds to finance DelSite's proposed activities; the ability of DelSite to successfully exploit the Company's new drug delivery technology; the adequacy of the Company's cash resources and cash flow from operations to finance its current operations; the Company's intention, plan or ability to repurchase shares of its outstanding Common Stock; the Company's ability to obtain the quantity or quality of raw materials it needs; the impact of the litigation expense on the Company's financial condition; the level of revenues generated with respect to future dealings with Mannatech/Natural Alternatives; the future levels of royalty income; the impact on the Company's financial condition related to the recall of Alcohol-Free Mouth Wash; the ability of the Company to renegotiate covenants under the credit facility; the ability of the
 Company to maintain compliance with such covenants; and the impact of governmental regulations. For further information about the risks, uncertainties and other factors that could cause the Company's results to differ materially from the results indicated by such forward-looking statements, refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2004.


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

 A hearing was held on October 10, 2005 on the matter of the Plaintiff damage model. The court did not rule on the motion before it but instead ordered additional discovery.

 The Company believes that Plaintiff's claims are without merit and intends to vigorously defend against those claims.


 Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

 (c)       EQUITY SECURITIES REPURCHASE PROGRAM

 In March 2001, the Board of Directors authorized the Company to repurchase up to one million shares of its outstanding Common Stock. The Company believes it has the financial resources necessary to repurchase shares from time to time pursuant to the Board's repurchase authorization. The Company did not repurchase any shares of its outstanding Common Stock during the quarter ended September 30, 2005.

 Item 6.   Exhibits

           (a)  Exhibits

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


                                    CARRINGTON LABORATORIES, INC.
                                         (Registrant)


 Date: November 10, 2005           By:   /s/ Carlton E. Turner
                                         -----------------------------
                                         Carlton E. Turner,
                                         President and
                                         Chief Executive Officer
                                         (principal executive officer)



 Date: November 10, 2005           By:   /s/ Robert W. Schnitzius
                                         -----------------------------
                                         Robert W. Schnitzius,
                                         Vice President and
                                         Chief Financial Officer
                                         (principal financial and
                                         accounting officer)

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