Form 10-K
period 2005-12-31
CARRINGTON LABORATORIES INC /TX/
filed 2006-03-31
CIK 718007

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  Form 10-K

 [X] Annual Report Pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934 for the fiscal year ended December 31, 2005

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

      Indicate by check mark if the registrant is a well-known seasoned
 issuer, as defined in Rule 405 of the Securities Act.  Yes [ ]   No  [X]

      Indicate by check mark if the registrant is not required to file
 reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ]   No [X]

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
 such filing requirements for the past 90 days.  Yes [X]   No [ ]

      Indicate by check mark if disclosure  of delinquent filers pursuant  to
 Item 405 of Regulation S-K (S229.405 of this chapter) is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

      Indicate by check mark whether the registrant is an accelerated filer, or non-accelerated filer (as defined in Rule 12b-2 of the Act).

 Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [X]

      Indicate by check mark  whether the registrant is  a shell company  (as
 defined in Rule 12b-2 of the Act).   Yes [ ]   No  [X]

      The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant (treating all executive officers and directors of the Registrant and holders of 10% or more of shares outstanding, for this purpose, as if they may be affiliates of the Registrant) was $43,374,789, computed by reference to the price at which common equity was sold on June 30, 2005 of $4.50 per share.

      Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date: 10,810,855 shares of Common Stock, par value $.01 per share, were outstanding on March 20, 2006.

                     DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the Registrant's proxy statement for its annual meeting of shareholders to be held on May 18, 2006 are incorporated by reference into
 Part III hereof, to the extent indicated herein.

                                    PART I

 ITEM 1.   BUSINESS.
           --------
                                   General
                                   -------

 Incorporated in Texas in 1973, Carrington Laboratories, Inc. ("Carrington" or the "Company") is a research-based biopharmaceutical, medical device, raw materials and nutraceutical company engaged in the development, manufacturing and marketing of naturally-derived complex carbohydrates and other natural product therapeutics for the treatment of major illnesses, the dressing and management of wounds and nutritional supplements. The Company's research and proprietary product portfolios are based primarily on complex carbohydrates isolated from the Aloe vera L. plant. The Company is comprised of three business segments. See Note Thirteen to the consolidated financial statements in this Annual Report for financial information about these business segments: the Medical Services Division, Consumer Services Division and DelSite Biotechnologies Inc., ("DelSite"). The Company sells prescription and nonprescription medical products through its Medical Services Division and provides manufacturing services to customers in medical markets. Through its Consumer Services Division the Company sells consumer and bulk raw material products and also provides product development and manufacturing services to customers in the cosmetic and nutraceutical markets. DelSite was incorporated in 2001 as a wholly-owned subsidiary. DelSite operates independently from the Company's research and development program and is responsible for the research, development and marketing of the Company's proprietary GelSite[R] technology for controlled release and delivery of bioactive pharmaceutical ingredients.

                              Business Strategy
                              -----------------

 The  Company's  strategy  is  to  continue  to  grow  as  a   research-based
 biopharmaceutical company focused on offering quality products to customers and potential partners. Key aspects of the Company's strategy are to:

 * increase revenues by offering innovative new products, growing existing product lines and continuing to offer exceptional customer service;

 * increase profitability by continuing to improve operational efficiency, working capital management and modernization of equipment;

 * enlarge and diversify our customer base to reduce dependence on a limited number of significant customers;

 * develop and market the proprietary GelSite[R] polymer technology for delivery of vaccines and therapeutics;

 * enter into strategic partnerships and collaboration arrangements related to the GelSite[R] technology; and

 * continue to develop the knowledge of polymers and their relationship to vaccines and bioactive protein and peptide therapeutics.


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

 In response to changing market conditions and to improve the Company's competitive position, the Company decided during 2000 to redirect the distribution of its Medical Services products from multiple distributors to a single source distributor. As a result of this decision, the Company entered into an exclusive Distributor and License Agreement effective December 1, 2000 with Medline Industries, Inc. ("Medline"). The agreement provides that the Company will continue to manufacture its existing line of products and sell them to Medline at specified prices. The prices are subject to adjustment not more than once each year to reflect increases in manufacturing cost. The agreement required Medline to pay the Company a base royalty totaling $12,500,000 in quarterly installments that began on December 1, 2000 and ended on September 1, 2005. The base royalties are amortized, on a straight-line basis, over the term of the contract. In addition to the base royalty, if Medline elects to market any other products under any of the Company's trademarks, Medline must pay the Company a royalty of between one percent and five percent of the annual sales of the trademarked products, depending on the aggregate amount of the net sales under this agreement to Medline. The Company and Medline amended the Distributor and License Agreement in April 2004 to extend the term of the agreement through November 30, 2008. The amended agreement specified an advance payment of $1,250,000 as additional base royalty, which the Company received in 2004.

 The Company maintains dual control with Medline Industries Inc. of certain national pricing agreements which cover hospitals, alternate care facilities, home health care agencies and cancer centers. These agreements allow Medline representatives to make presentations in member facilities throughout the country. In order to promote continued brand-name recognition, the Company engages in limited marketing and advertising to bolster Medline's efforts in these areas.

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

 The Medical Services Division also produces Acemannan Immunostimulant[TM], a biologic fully licensed by the United States Department of Agriculture ("USDA") as an adjuvant therapy for certain cancers in dogs and cats. This product, in addition to several wound and skin care products developed specifically for the veterinary market, are marketed through veterinary distributors. The Company is actively pursuing additional distribution arrangements for these products.

 The Medical Services Division is actively involved in developing and promoting the SaliCept[R] line of products, which includes an oral rinse, patches for oral wounds and extraction sites, and other products. The SaliCept[R] line is supported by dedicated sales representatives and the Company is actively seeking a strategic sales/distribution partner for this line.

                          Consumer Services Division
                          --------------------------

 The Consumer Services Division markets and licenses products in three distinct categories in the health and beauty markets: Bulk Raw Materials, Specialty Manufacturing Services and Finished Consumer Products. The Bulk Raw Materials category is comprised of proprietary bulk raw materials produced from Aloe vera L. utilizing the Company's patented complex carbohydrate technology. The premier product is Manapol[R] powder, a bulk raw material that contains greater than 60% polymeric polysaccharides. Manapo1[R] powder is marketed to manufacturers of food and nutritional products who desire quality, clinically-proven ingredients for their finished products that can carry a structure/function claim for immune system enhancement. In addition to Manapol[R] powder, the Consumer Services Division markets the bulk raw material Hydrapol[TM] powder to manufacturers of bath, beauty and skin care products. Hydrapol[TM] powder is currently the only raw material from Aloe vera L. that has the International Nomenclature Cosmetic Ingredient ("INCI") name of Aloe Barbadensis Leaf Polysaccharides. The Company is also developing additional bulk raw materials to expand their market presence and increase opportunities to sell the Company's products to other potential customers.

 In 1997, the Company signed a non-exclusive supply agreement with Mannatech, Inc. ("Mannatech") to supply Manapol[R] powder. In 2003, Natural Alternatives International, Inc. ("Natural Alternatives") was added as a party to the supply agreement as a manufacturing supplier for Mannatech and purchaser of the Manapol[R] powder from the Company. This contract was not renewed in November 2005. The Company is still supplying Manapol[R] powder to both companies on a non-contract, purchase order basis, but the consistency in size and timing of orders from these customers has decreased materially since the expiration of the supply agreement and continues to be unpredictable. As a result of the purchase order nature of these sales, the Company is presently uncertain as to the future levels of sales, if any, to these two customers. In 2005, combined sales to Natural Alternatives and Mannatech decreased approximately $5.1 million or 35.5% from their 2004 levels. Additionally, the Company has continued its focused marketing effort to identify potential new Manapo1[R] powder customers. See "Item 1A. Risk Factors" regarding our dependence on a limited number of customers.

 The Consumer Services Division also markets and licenses Specialty Manufacturing services to segments of the health, cosmetic and personal care industries. The Specialty Manufacturing Services group was created in June 2001 to concentrate efforts of providing custom product development of functional beverages, skin care products and bath products. The scope of the various services provided by the Specialty Manufacturing Services group includes taking projects from formulation design through manufacturing, manufacturing and filling according to customer-provided formulations and specifications, filling customer-provided packaging components and assembling custom kits for customers.

 In December 2002, the Company acquired certain assets of the Custom Division of Creative Beauty Innovations, Inc. ("CBI"), including specialized manufacturing customer information, intellectual property, equipment and selected inventories. Under the agreement, the Company paid CBI $1.6 million, including $0.6 million for related inventory. In addition, for the five-year period ending in December 2007, the Company agreed to pay CBI a royalty in an amount equal to 9.0909% of Carrington's net sales of CBI products to CBI's transferring customers up to $6.6 million per year, and 8.5% of its net sales of CBI products to CBI's transferring customers over $6.6 million per year. The Company recorded expenses of $262,000, $271,000 and $383,000 in 2005, 2004 and 2003, respectively, for royalties due under the agreement.

 The final category of the Consumer Services Division is Finished Consumer Products. This unit markets finished products containing Manapol[R] and Hydrapol[TM] powders into domestic health and nutritional products markets through health food stores, independent retail outlets, internet marketing services at www.aloevera.com, direct consumer sales, and to the international marketplace on a non-contract, purchase order basis.

                        DelSite Biotechnologies, Inc.
                        -----------------------------

 In 2001, the Company incorporated a wholly-owned subsidiary named DelSite Biotechnologies, Inc. DelSite was formed to commercialize innovations discovered by scientists at the Company and operates independently from the Company's other businesses. DelSite is responsible for the research, development and marketing of the Company's proprietary drug delivery technologies based on GelSite[R] polymer, a new and unique complex carbohydrate, which was isolated in 1998 from Aloe vera L. DelSite commenced operations in January 2002 and is currently developing new technologies for controlled delivery of vaccines as well as bioactive protein and peptide therapeutics. GelVac[TM] nasal powder delivery technology for vaccines is DelSite's most advanced delivery platform. An avian influenza powder vaccine utilizing this technology is currently in preclinical development.

 DelSite's business plan is to partner with biotechnology and pharmaceutical companies to provide novel delivery solutions for their drugs and vaccines. Together with its collaborators and contractors, DelSite has the following capabilities:

 * Formulation development

 * Feasibility studies

 * Preclinical development

 * Clinical supply production

 * Product scale-up

 * Technology transfer

 In 2002, DelSite formed a strategic collaboration with Southern Research Institute, Inc. of Birmingham, Alabama, ("Southern Research") to assist in the development of an injectable drug delivery system based on the
 GelSite[R] polymer. Southern Research is an independent, not-for-profit center for scientific research affiliated with the University of Alabama at Birmingham. Under the three-year collaborative agreement, DelSite retains all product rights plus intellectual property rights to its existing technology as well as any discoveries made by DelSite or Southern Research, either jointly or individually, as a result of any project undertaken as part of the agreement. Southern Research will receive fees and royalties when undertaking certain specified projects on behalf of DelSite. In addition, a second five-year collaborative agreement with Southern Research was signed in April 2003. Under this agreement the two companies will jointly develop an injectable long-term delivery system for proteins and peptides. The companies will jointly own intellectual property that originates from this relationship. In January 2005, the three-year collaborative agreement was extended through January 26, 2006, and Southern Research transferred both agreements to its affiliate, Brookwood Pharmaceuticals, Inc. During the past four years, DelSite has continued to advance and grow its internal development capabilities for drug delivery technologies. The Company has decided not to renew the 2002 Collaborative Agreement that expired on January 26, 2006 but will continue to work with Brookwood under the Agreement signed in April of 2003.

 In March 2004, the National Institute of Allergy and Infectious Diseases ("NIAID") awarded a Small Business Innovation Research ("SBIR") Biodefense Grant to DelSite of up to $888,000 over two years, based on satisfactory progress of the project. The grant proposal has funded additional development of the GelVac[TM] intranasal powder vaccine delivery platform technology. In January 2006 DelSite applied for and received a six-month extension of time to complete the approved work under this grant.

 In July 2004, DelSite leased 5,773 square feet of new laboratory and office space in the Texas A&M University Research Park in College Station, Texas. DelSite also completed a 3,000 square foot expansion of its facilities in Irving, Texas.

 In October 2004, NIAID awarded DelSite a $6 million grant to develop an inactivated influenza nasal powder vaccine against the H5N1 strain commonly known as avian or bird flu. The grant was awarded under a biodefense and SARS product development initiative and is funding a three-year preclinical program utilizing the Company's proprietary GelVac[TM] nasal powder delivery system. DelSite completed the first of the three milestones of this program in October 2005 on schedule.

                           Research and Development
                           ------------------------
                                   General
                                   -------

 Carrington has developed proprietary processes for obtaining materials from Aloe vera L. The Company intends to seek approval of the Food and Drug Administration (the "FDA") and other regulatory agencies to sell products containing materials obtained from Aloe vera L. in the United States and in foreign countries. For a more comprehensive listing of the type, indication and status of products currently under development by the Company, see "Research and Development - Summary" below. The regulatory approval process, both domestic and international, can be protracted and expensive, and there is no assurance that the Company will obtain approval to sell its products for any treatment or use (see "Governmental Regulation" below).

 The Company expended approximately $5,796,000, $4,737,000 and $3,660,000 on research and development in fiscal 2005, 2004 and 2003, respectively. Research activities associated with DelSite accounted for 86% of the 2005, 81% of the 2004 and 75% of the 2003 research and development expenditures.

                       DelSite Research and Development
                       --------------------------------

 The Company believes that DelSite's products' functionality and/or pharmacological activity make them potential candidates for further development as pharmaceutical or therapeutic agents. In 2006, DelSite will continue to focus its research and development activities on its preclinical development program for an intranasal powder avian influenza vaccine as well as developing further basic research data for the use of its GelSite[R] and GelVac[TM] delivery technologies with potential pharmaceutical and vaccine partners. There is no assurance, however, that DelSite will be successful in its efforts.

 The Company sponsors research and development activities at Texas A&M University in association with the College of Veterinary Medicine to support research activities of the Company and its DelSite subsidiary. Pursuant to this arrangement, the Company has access to leading authorities in the life sciences, as well as facilities and equipment, to help further the Company's research programs. DelSite also has a research relationship with the University of Southern Mississippi where it sponsors research in the university's School of Polymers and High Performance Materials. In July 2004, DelSite entered into a master research agreement with the Texas A&M University System Health Science Center College of Medicine through the Texas A&M Research Foundation that allows DelSite to conduct multiple research projects in association with the Center in the areas of virology and bacteriology for vaccine delivery.

 DelSite is developing new platform technologies based on its proprietary GelSite[R] polymer for controlled delivery of vaccines as well as bioactive protein and peptide therapeutics. Basic research is continuing on this material, which includes both nasal and injectable delivery of therapeutic proteins and peptides and delivery of protein and particle antigens as vaccines using its proprietary GelVac[TM] intranasal powder vaccine delivery system. Selected studies have been completed through sponsored research at Texas A&M and Southern Research Institute. The technology has varied utility, but the primary focus of research is in the area of intranasal and injectable delivery of bioactive agents. Six patents covering this invention have been issued to DelSite with several patents pending. The first composition and process patent was issued in 1999.

 DelSite successfully completed a Phase I clinical safety study for its GelVac[TM] vaccine delivery system (without vaccine antigen) in 2005.
 Additional clinical trials will be required for DelSite's products, including its avian influenza H5 nasal powder vaccine. In addition, DelSite filed a drug master file ("DMF") with the FDA for mucosal applications of its GelSite[R] polymer technology in September, 2005.

                            Human Clinical Studies
                            ----------------------

 The Company's new product programs for its operating segments do not require clinical trials for clearance or approval prior to commercial distribution. However, the Company intends to support its existing products and new products with clinical studies that will support the product claims and indications for use and thereby demonstrate the product's features and benefits. The Company initiated several such studies in 2005 and intends to initiate several such clinical studies during 2006.

                       Research and Development Summary
                       --------------------------------

 The following table outlines the status of the products and potential indications of the Company's products developed, planned or under development. There is no assurance of successful development, completion or regulatory approval of any product not yet on the market.

                PRODUCTS AND POTENTIAL INDICATIONS DEVELOPED,
                         PLANNED OR UNDER DEVELOPMENT

 PROGRAM                         INDICATION                         STATUS
 -------                         -------------------                ------
 GelVac[TM] Nasal Powder         Delivery system for vaccines       Phase I
 Delivery System                                                    completed

 GelSite[R] Polymer Powder       Mucosal delivery system for        Preclinical
                                 therapeutics

 GelSite[R] Polymer              Controlled release delivery        Preclinical
 Injectable Delivery             system for protein and peptide
 System                          therapeutics

 GelVac[TM] Avian H5 Nasal       Pandemic influenza                 Preclinical
 Powder Vaccine

 GelVac[TM] Trivalent Nasal      Seasonal influenza epidemic        Preclinical
 Powder Vaccine


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

 Oral
 ----
   Human
     Pain Reduction              Mucositis                          Marketed

   Dental
     Pain Reduction              Aphthous Ulcers, Oral Wounds       Marketed
     Post Extraction             Oral Surgery                       Marketed
     Wounds

 Injectable
 ----------
   Veterinary
     Adjunct for cancer          Fibrosarcoma                       Marketed

 Nutraceuticals
 --------------
   Immune Enhancing              Manapol[R]/Maitake Gold 404[R]     Marketed
     Product
   Immune Enhancing              Manapol[R]/Calcium Enriched        Clinical
     Product                                                        Evaluation


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

 The Company owns a 410-acre farm in the Guanacaste province of northwest Costa Rica which currently has approximately 49 acres planted with Aloe vera
 L. The Company is currently performing a land reclamation project on the farm to increase productive acreage. The Company's current need for leaves exceeds the supply of harvestable leaves from the Company's farm, requiring the purchase of leaves from other sources in Costa Rica at prices comparable to the cost of acquiring leaves from the Company's farm. The Company has entered into several supply agreements with local suppliers near the Company's factory to provide leaves. From time to time the Company also imports leaves from Central and South America at prices comparable to those in the local market. The Company anticipates that the suppliers it currently uses will be able to meet all of its requirements for leaves in 2006.

 The Company has a 21.5% ownership interest in Aloe and Herbs International, Inc., ("Aloe & Herbs"), a Panamanian corporation formed for the purpose of establishing an Aloe vera L. farm in Costa Rica. The Company purchases leaves from Rancho Aloe, S.A., ("Rancho Aloe") a wholly-owned subsidiary of Aloe & Herbs, which has a 5,000-acre farm in close proximity to the Company's farm, at a market price per kilogram of leaves supplied.

 As of December 31, 2005, Rancho Aloe was providing an average of 74% of the Company's monthly requirement of leaves. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" for further information regarding the Company's relationship with Aloe & Herbs.

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

 On January 21, 2005, the Company's wholly-owned subsidiary in Costa Rica entered into a Manufacturing Agreement with Miradent Products of Costa Rica ("Miradent"). Under the terms of the agreement, the Company will manufacture proprietary dental products for Miradent for a period of five years. The Company recorded only marginal revenue in 2005 due to start-up production delays with the proprietary dental products. As of January 2006 the Company has entered normal production for two products.

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

 The Company has obtained patents or filed patent applications in the United States and approximately 26 other countries in three series regarding the compositions of acetylated mannan derivatives, the processes by which they are produced and the methods of their use. The first series of patent applications, relating to the compositions of acetylated mannan derivatives and certain basic processes of their production, was filed in a chain of U.S. patent applications and its counterparts in the other 26 countries. The first U.S. patent application in this first series, covering the composition claims of acetylated mannan derivatives, matured into U.S. Patent No. 4,735,935 (the "935 Patent"), which was issued on April 5, 1988, and expired on April 5, 2005. U.S. Patent No. 4,917,890 (the "890 Patent") was issued on April 17, 1990 from a divisional application to the 935 Patent. This divisional application pertains to most of the remaining claims in the original application not covered by the 935 Patent. The 890 Patent generally relates to the basic processes of producing acetylated mannan derivatives, to certain specific examples of such processes and to certain formulations of acetylated mannan derivatives. Two other divisional applications covering the remaining claims not covered by the 890 Patent matured into patents, the first on September 25, 1990, as U.S. Patent No. 4,959,214, and the second on October 30, 1990, as U.S. Patent No. 4,966,892. Foreign patents that are counterparts to the foregoing U.S. patents have been granted in some of the member states of the European Union and several other countries.

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

 The third series of patent applications, relating to the uses of acetylated mannan derivatives, was filed subsequent to the second series. Three of them matured into U.S. Patent Nos. 5,106,616, issued on April 21, 1992; 5,118,673, issued on June 2, 1992, and 5,308,838, issued on May 3, 1994.
 The Company has filed a number of divisional applications to these patents, each dealing with specific uses of acetylated mannan derivatives. Patent Cooperation Treaty applications based on the parent U.S. applications have been filed designating a number of foreign countries.

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

 The Company obtained a patent in the United States (U.S. Patent No. 5,902,796, issued on May 11, 1999) related to the process for obtaining bioactive material from Aloe vera L. Also obtained was a U.S. patent (U.S. Patent No. 5,925,357, issued on July 20, 1999) related to the process for a new Aloe vera L. product that maintains the complex carbohydrates with the addition of other substances normally provided by "Whole Leaf Aloe."

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

 The Company has received several patents related to the drug delivery technology that is the foundation for its subsidiary DelSite Biotechnologies, Inc. The first patent obtained was in the United States (U.S. Patent No. 5,929,051, issued on July 27, 1999) related to the composition and process for a new complex carbohydrate (pectin) isolated from Aloe vera L.

 The Company received the grant of two U.S. patents (Patent No. 6,274,548 issued August 14, 2001, and Patent No. 6,313,103 issued November 6, 2001) associated with the use of pectins for purification, stabilization and delivery of certain growth factors. The Company also received, on August 17, 2004, a U.S. patent (No. 6,777,000) relating to the use of pectin "in-situ" gelling formulations for the delivery and sustained release of physiologically active agents such as drugs and vaccines. Also, the Company was issued, on September 28, 2005, a European Patent (No. EP 1 086 141) relating to aloe pectins, process of isolation and their use. On December 21, 2005, the Company was issued EP Patent No. 1 607 407 that relates to compositions and delivery of bioactive substances. Other U.S. PCT applications on aloe pectin and its drug delivery applications are pending. A U.S. patent application on growth factor and protease enzyme is also pending.

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

 On December 15, 2004, DelSite filed an Opposition proceeding in the European Patent Office against EP Patent EP 0 975 367. This EP patent was granted March 31, 2004 and assigned to West Pharmaceutical Services Drug Delivery & Clinical Research Centre Limited ("West"). A similar U.S. Patent No. 6,432,440 issued to West on August 13, 2002, and similar West patents have been granted or applications are pending in several non-European countries, such as Australia, Japan, New Zealand, and South Africa. The aforementioned patents have now been assigned to Archimedes Pharma.

 The claims of the Archimedes patents are directed to aqueous liquid compositions for delivering drugs which contain therapeutic agents and pectins and can form therapeutic agent-containing gels when applied to mucosal surfaces. The Archimedes patents also claim methods of using and manufacturing the liquid pharmaceutical compositions, and the pharmaceutical gel compositions formed by "in-situ" gellation processes.

 DelSite also desires to clear a legal path so that potential DelSite products can be sold for administration in liquid form in the future. The objective of the DelSite opposition to the Archimedes EP patent is to force legal revocation of the Archimedes patent in Europe, or a significant narrowing of the Archimedes claims, by legally demonstrating that, in view of prior art not considered by the patent examiners, the current claims of the EP patent should not have been granted and/or are invalid. Completion of the EP opposition proceedings is anticipated to take as long as three to six years.

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

 In October 2004 the Company acquired a U.S. registration for the mark Orapatch[TM] as well as a Canadian application from the same mark.

 In addition, applications for the registration of the marks GelVac[TM] and, Brace-Eez[TM], and OraPatch[TM] are pending in the United States. In June 2005, the Company obtained registration in Europe of its marks GelVac[TM] and Salicept[R].

                                  Employees
                                  ---------

 As of February 28, 2006, the Company employed 263 persons, of whom 54 were engaged in the operation and maintenance of its Irving, Texas processing plant, 147 were employed at the Company's facility in Costa Rica and the remainder were executive, research, quality assurance, manufacturing, administrative, sales, and clerical personnel. Of the total number of employees, 114 were located in the U.S., 147 in Costa Rica, one in Puerto Rico and one in Europe. The Company considers relations with its employees to be good. The employees are not represented by a labor union.


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

 Additionally, the Company's corporate governance code of business conduct and ethics and the charters of the Company's Board Committees, including the Audit, Board Governance and Nominating, Compensation and Stock Option and Executive Committees, are available on the Company's website. The Company will also furnish copies of such information free of charge upon written request to the Company's Investor Relations department. Individuals can contact the Company's Investor Relations Department at:

 Carrington Laboratories,  Inc., 2001  Walnut Hill  Lane, Irving,  TX  75038,
 Attention:  Maria Mitchell.


 ITEM 1A.  RISK FACTORS.
           ------------

 You should carefully consider the following risk factors, in addition to those discussed elsewhere in this Form 10-K, in evaluating our company and our business.

 Risks Related to Our Business

 We may not achieve or sustain profitability.

 We incurred a net loss in the year ended December 31, 2005 of $5,336,000. We reported nominal net income of approximately $36,000 for the year ended December 31, 2004. We incurred a net loss for the year ended December 31, 2003 of $1,506,000.

 We rely heavily on outside sources  of funds to maintain our liquidity.  Our
 prospects  for  achieving  profitability   will  depend  primarily  on   how
 successful we are in executing our business plan to:

      * increase revenues by offering innovative new products, growing existing product lines and continuing to offer exceptional customer service;

      * increase profitability by continuing to improve operational efficiency, working capital management and modernization of equipment;

      * enlarge and diversify our customer base to reduce dependence on a limited number of significant customers;

      *  develop and market our proprietary GelSite[R] technology;

      * enter into strategic partnerships and collaboration arrangements related to our GelSite[R] drug delivery programs and product candidates; and

      * continue to develop our preclinical product candidates and advance them to the point where they are available for strategic partnerships and collaboration arrangements.

 If we are not successful in executing our business plan, we may not achieve or sustain profitability.

 We are dependent on a limited number of customers.

 Three large customers account for most of our revenue. For the year ended December 31, 2005, Natural Alternatives, Mannatech and Medline accounted for 26.6%, 6.6% and 26.6%, respectively, of our total revenue. For the year ended December 31, 2004, sales to those three customers accounted for approximately 44.8%, 1.9% and 22.6%, repectively, of our total revenue. For the year ended December 31, 2003, sales to those three customers accounted for approximately 35.6%, 3.4% and 24.9%, respectively, of our total revenue. We expect that, for the foreseeable future, sales to a limited number of customers will continue to account, alone or in the aggregate, for a high percentage of our net revenues. Dependence on a limited number of customers exposes us to the risk that order reductions from any one customer may have a material adverse effect on our financial position and results of operations. For instance, in 2005, combined sales to Natural Alternatives and Mannatech decreased approximately $5.1 million or 35.5% from their 2004 levels. Presently, we are uncertain as to the future levels of sales if any, to these two customers. A further significant decrease in orders from these two customers would have a material adverse impact on our revenues and net income, as well as our ability to fund our continuing operations from cash flow.

 We may be subject to product liability exposure.

 We have recently been (See Item 3. Legal Proceedings regarding voluntary product recall discussions), and could in the future be, subject to product liability claims in connection with the use of products that we and our licensees are currently manufacturing, testing or selling or that we and any licensees may manufacture, test or sell in the future. We may not have sufficient resources to satisfy any liability resulting from these claims or would be able to have its customers indemnify or insure us against such claims. We currently carry product liability insurance in the amount of $10,000,000, but that coverage may not be adequate in terms and scope to protect us against material adverse effects in the event of a successful product liability claim.

 We  will  need  significant  additional   funds  for  future  research   and
 development.

 Our research and development expenses for the years ended December 31, 2005, 2004, 2003 were $5,796,000, $4,737,000, and $3,660,000 respectively. Given our current level of cash reserves and rate of revenue generation, we may not be able to fully advance the development of our products unless we raise additional cash through financing from the sale of our securities and/or through additional partnering agreements or research grants, none of which may be available on terms acceptable to us or at all.

 We will need significant funding to pursue our overall product development plans. In general, our products under development will require significant, time-consuming and costly research and development, clinical testing, regulatory approval and significant additional investment prior to their commercialization. The research and development activities we conduct may not be successful; our products under development may not prove to be safe and effective; our clinical development work may not be completed; and the anticipated products may not be commercially viable or successfully marketed.

 The terms of our credit facility restrict our operational flexibility.

 Our credit facility contains covenants that restrict, among other things, our ability to borrow money, make particular types of investments, including investments in our subsidiaries, or other restricted payments, swap or sell assets, merge or consolidate, or make acquisitions. Default under our credit facility could allow the lenders to declare all amounts outstanding to be immediately due and payable. We have pledged substantially all of our assets to secure the debt under our credit facility. If the lenders declare amounts outstanding under the credit facility to be due, the lenders could proceed against those assets. Any event of default, therefore, could have a material adverse effect on our business if the creditors determine to exercise their rights and could cause us to be unable to repay all or a substantial portion of our then outstanding indebtedness. Our credit facility also requires us to maintain specified financial ratios. Our ability to meet these financial ratios can be affected by events beyond our control. On three occasions in the past two years, and currently, we have been required to seek and obtain waivers for failure to satisfy certain financial ratios under our credit facility. We may also incur future debt obligations that might subject us to restrictive covenants that could affect our financial and operational flexibility, restrict our ability to pay dividends on our common stock or subject us to other events of default. Any such restrictive covenants in any future debt obligations we incur could limit our ability to fund our businesses with equity investments or intercompany advances, which would impede our ability to operate or expand our business.

 From time to time we may require consents or waivers from our lenders to permit actions that are prohibited by our credit facility. If, in the future, our lenders refuse to provide waivers of our credit facility's restrictive covenants and/or financial ratios, then we may be in default under our credit facility, and may be prohibited from making payments on our then outstanding indebtedness.

 We may be unable to generate the cash flow to service our debt obligations.

 Our business may not generate sufficient cash flow, and we may be unable to borrow funds under our credit facility in an amount sufficient to enable us to service our indebtedness or to make anticipated capital expenditures. Our ability to meet our expenses and debt obligations, to refinance our debt obligations and to fund planned capital expenditures will depend on our future performance, which will be affected by general economic, financial, competitive, legislative, regulatory and other factors beyond our control. If we are unable to generate sufficient cash flow from operations or to borrow sufficient funds in the future to service our debt, we may be required to sell assets, reduce capital expenditures, refinance all or a portion of our existing debt or obtain additional financing. We may not be able to refinance our debt, sell assets or borrow more money on terms acceptable to us, if at all.

 We are subject to extensive governmental laws and regulations that may adversely affect the cost, manner or feasibility of doing business.

 We are subject to regulation by numerous governmental authorities in the United States and other countries. The commercialization of certain of our proposed products will require approvals from the FDA, and comparable regulatory agencies in most foreign countries. To obtain such approvals, the safety and efficacy of the products must be demonstrated through extensive preclinical testing and human clinical trials. The safety or efficacy of a product, to the extent demonstrated in preclinical testing, may not be pertinent to the development of, or indicative of the safety or efficacy of, a product for the human market. In addition, the results of clinical trials of a product may not be consistent with results obtained in preclinical tests. Furthermore, there is no assurance that any product will be shown to be safe and effective or that regulatory approval for any product will be obtained on a timely basis, if at all.

 Certain of our proposed products will require governmental approval or licensing prior to commercial use. Our research, development, preclinical and clinical trial activities, as well as the manufacture and marketing of any products that we may successfully develop, are subject to an extensive regulatory approval process by the FDA and other regulatory agencies abroad. The process of obtaining required regulatory approvals for some of our products is lengthy, expensive and uncertain, and any regulatory approvals may contain limitations on the indicated usage of a product, distribution restrictions or may be conditioned on burdensome post-approval study or other requirements, including the requirement that we institute and follow a special risk management plan to monitor and manage potential safety issues, all of which may eliminate or reduce the product's market potential. Post-market evaluation of a product could result in marketing restrictions or withdrawal from the market.

 The results of preclinical and Phase 1 and Phase 2 clinical studies are not necessarily indicative of whether a product will demonstrate safety and efficacy in larger patient populations, as evaluated in Phase 3 clinical trials. Additional adverse events that could impact commercial success, or even continued regulatory approval, might emerge with more extensive post-approval patient use. Future United States or foreign legislative or administrative acts could also prevent or delay regulatory approval of our or our licensees' products. Failure to obtain requisite governmental approvals or failure to obtain approvals of the scope requested could delay or preclude us and any of our licensees from marketing our products, or could limit the commercial use of the products, and thereby have a material adverse effect on our liquidity and financial condition.

 We operate in a highly competitive industry, and our failure to remain competitive with our competitors, many of which have greater resources than we do, could adversely affect our results of operations.

 The biopharmaceutical field is expected to continue to undergo rapid and significant technological change. Potential competitors in the United States and abroad are numerous and include pharmaceutical, chemical and biotechnology companies. Many of these companies have substantially greater capital resources, research and development staffs, facilities and expertise (in areas including research and development, manufacturing, testing, obtaining regulatory approvals and marketing) than we have. This competition can be expected to become more intense as commercial applications for biotechnology and pharmaceutical products increase. Some of these companies may be better able than we to develop, refine, manufacture and market products which have application to the same indications as we are exploring. We understand that certain of these competitors are in the process of conducting human clinical trials of, or have filed applications with government agencies for approval to market, certain products that will compete in markets associated with products we currently have under development. We compete against many companies that sell products which are competitive with our products, with many of our competitors using very aggressive marketing efforts. Many of our competitors are substantially larger than we are in terms of sales and distribution networks and have substantially greater financial and other resources. Our ability to compete against these companies will depend in part on the expansion of the marketing network for our products.

 The breadth, validity and enforceability of patents we have obtained cannot be predicted.

 We attempt to protect our proprietary rights by filing U.S. and foreign patent applications related to our proprietary technology, inventions and improvements that are important to the development of the our business. The patent positions of biotechnology and pharmaceutical companies can be highly uncertain and involve complex legal and factual questions, and therefore the breadth, validity and enforceability of claims allowed in patents we have obtained cannot be predicted.

 Our pending applications or patent applications in preparation may or may not be issued as patents in the future. Additionally, our existing patents, patents pending and patents that we may subsequently obtain will not necessarily preclude competitors from developing products that compete with products we have developed and thus would substantially lessen the value of our proprietary rights. We intend to file additional patent applications, when appropriate, relating to our technologies, improvements to our technologies and specific products we may develop. If any of our patents are challenged, invalidated, circumvented or held to be unenforceable, we could lose the protection of rights we believe to be valuable, and our business could be materially and adversely affected. Also, the laws of certain foreign countries do not protect our intellectual property rights to the same extent as do the laws of the U.S.

 We also rely on trade secrets to protect our technology, especially where patent protection is not believed to be appropriate or obtainable. We protect our proprietary technology and processes, in part, by confidentiality agreements with our employees, consultants and certain contractors. These agreements may not ultimately provide us with adequate protection in the event of unauthorized use or disclosure of confidential or proprietary information, and, in addition, the parties may breach such agreements or our agreements may be deemed unenforceable. Our trade secrets may otherwise become known to, or be independently developed by, our competitors.

 We are dependent on key personnel and the loss of any of these individuals could have a material adverse effect on our operations.

 Our success depends in large part upon our ability to attract and retain highly qualified scientific, manufacturing, marketing and management personnel. We believe that we employ highly qualified personnel in all these areas. However, we face competition for such personnel from other companies, academic institutions, government entities and other organizations. We may not be successful in hiring or retaining the requisite personnel.

 Risks Related to Our Common Stock
 ---------------------------------

 We may be unable to maintain our listing on the Nasdaq National Market.

 Our common stock currently is listed for trading on the Nasdaq National Market. If we are unable to continue to meet Nasdaq's original listing standards, our common stock could be delisted from the Nasdaq National Market. If our common stock is delisted, we would likely seek to list our common stock on the Nasdaq SmallCap Market, the American Stock Exchange, or on a regional stock exchange. Listing on such other market or exchange could reduce the liquidity for our common stock. If our common stock is not listed on the Nasdaq SmallCap Market or an exchange, trading of our common stock will be conducted in the over-the counter market on an electronic bulletin board established for unlisted securities or directly through market makers in our common stock. If our common stock were to trade in the over-the-counter market, an investor would find it more difficult to dispose of, or to obtain accurate quotations for the price of, the common stock. A delisting from the Nasdaq National Market and failure to obtain listing on such other market or exchange could subject our securities to so-called "penny stock rules" that impose additional sales practice and market-making requirements on broker-dealers that sell or make a market in such securities. Consequently, removal from the Nasdaq National Market and failure to obtain listing on another market or exchange could affect the ability or willingness of broker-dealers to sell or make a market in our common stock and the ability of purchasers of our common stock to sell their securities in the secondary market.

 The market price for our common stock may be volatile, and many factors could cause the market price of our common stock to fall.

 Many factors could cause the market price of our common stock to rise and fall, including the following:

  *   variations in our quarterly results;

  * announcements of technological innovations by us or by our competitors;

  * introductions of new products or new pricing policies by us or by our competitors;

  *   acquisitions or strategic alliances by us or by our competitors;

  *   recruitment or departure of key personnel;

  *   the gain or loss of significant orders;

  *   the gain or loss of significant customers;

  * changes in the estimates of our operating performance or changes in recommendations by any securities analysts that follow our stock; and

  * market conditions in our industry, the industries of our customers, and the economy as a whole.

 Since our initial public offering in 1983, the market price of our common stock has fluctuated over a wide range, and it is likely that the price of our common stock will fluctuate in the future. Announcements of a positive or negative nature regarding technical innovations, new commercial products, regulatory approvals, patent or proprietary rights or other developments concerning us or our competitors could have a significant impact on the market price of our common stock.

 You may experience dilution of your ownership interests due to the future issuance of additional shares of our common stock, which could have an adverse effect on our stock price.

 Future sales of shares of our common stock by existing shareholders, or by shareholders who receive shares of our common stock through the exercise of options or warrants, the conversion of preferred stock or otherwise, could have an adverse effect on the price of our common stock. Future sales of substantial amounts of our common stock, or the perception that sales could occur, could have a material adverse effect on the price of our common stock.

 We do not pay cash dividends.

 We have not paid any cash dividends on our common stock since our initial public offering in 1983 and do not anticipate that we will pay cash dividends in the foreseeable future. Instead, we intend to apply any earnings to the expansion and development of our business.

 Certain provisions of Texas law, our restated articles of incorporation and our bylaws could make it more difficult for a third party to acquire us, discourage a takeover and adversely affect existing shareholders.

 Our restated articles of incorporation and the Texas Business Corporation Act contain provisions that may have the effect of making more difficult or delaying attempts by others to obtain control of our company, even when these attempts may be in the best interests of shareholders. These include provisions limiting the shareholders' powers to remove directors or take action by written consent instead of at a shareholders' meeting. Our restated articles of incorporation also authorizes our board of directors, without shareholder approval, to issue one or more series of preferred stock, which could have voting and conversion rights that adversely affect or dilute the voting power of the holders of common stock. Our bylaws also include provisions that divide our directors into three classes that are elected for staggered three-year terms and that establish advance notice procedures with respect to submissions by shareholders of proposals to be acted on at shareholder meetings and of nominations of candidates for election as directors. Texas law also imposes conditions on certain business combination transactions with "interested shareholders."

 We have also adopted a shareholder rights plan intended to encourage anyone seeking to acquire our company to negotiate with our board of directors prior to attempting a takeover. While the plan was designed to guard against coercive or unfair tactics to gain control of our company, the plan may have the effect of making more difficult or delaying any attempts by others to obtain control of our company.

 These provisions and others that could be adopted in the future could deter unsolicited takeovers or delay or prevent changes in our control or management, including transactions in which shareholders might otherwise receive a premium for their shares over then current market prices. These provisions may also limit the ability of shareholders to approve transactions that they may deem to be in their best interests.


 ITEM 1B.  UNRESOLVED STAFF COMMENTS.
           -------------------------

           None.


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

 Walnut Hill Facility. The Company's corporate headquarters and principal U.S. manufacturing facility occupy all of the 42,733 square foot office and manufacturing building (the "Walnut Hill Facility"), which is situated on an approximate 6.6-acre tract of land located in the Las Colinas area of Irving, Texas. The Company completed a sale of this property in December 2005 for $4,800,000 to private investors and simultaneously entered into a lease of the land and the building for a fifteen-year term. The manufacturing operations occupy approximately 17,279 square feet of the facility, administrative offices occupy approximately 17,204 square feet and with an additional 8,250 square foot undeveloped.

 Laboratory and Warehouse Facility. In June 2001, the Company leased a 51,200 square foot building in close proximity to the Walnut Hill facility for a ten-year term to house its Research and Development, Quality Assurance and Quality Control Departments. Laboratories and offices for DelSite are also located in this facility. In addition, the Company utilizes a portion of the building as warehouse space. The Company relocated those functions to this facility in the third quarter of 2001. During 2004, the Company completed a 3,000 square feet expansion of the DelSite facilities at this location.

 Warehouse and Distribution Facility. In February 2003, the Company leased a 58,130 square foot building for a term of five years for additional warehouse space. In addition, the Company relocated its distribution operations to this new facility.

 Texas A & M University Research Park Facility. In July 2004, DelSite leased 5,773 square feet of new laboratory and office space in the Texas A&M University Research Park in College Station, Texas for a term of 24 months. DelSite will use this facility primarily for vaccine delivery research and development.

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

 The suit sought permanent injunctive relief, including a permanent injunction prohibiting Defendants from disclosing or using to Plaintiff's disadvantage any confidential proprietary information belonging to Plaintiff which Mr. Vogel allegedly obtained from his former employer, or from developing or marketing products based on Plaintiff's formulas or other information allegedly taken from Mr. Vogel's former employer. The suit also sought to recover damages in an unspecified amount from Defendants.

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

 On June 20, 2005, the court postponed the trial, ordered additional discovery and set a new trial date for January 31, 2006.

 A hearing was held on October 10, 2005 on the matter of the Plaintiff damage model. The court did not rule on the motion before it but instead ordered additional discovery.

 On December 20, 2005, the Company entered into a settlement agreement with Swiss-American Products, Inc., to resolve all claims related to the lawsuit. The settlement agreement provides for, among other things: (i) a cash payment to Swiss-American of $400,000, (ii) the issuance of a promissory note in  favor  of Swiss-American  with  an original  principal  balance  of
 $400,000; and (iii) the issuance to Swiss-American of a Series C Common Stock Purchase Warrant (the "Series C Warrant") to purchase a total of 200,000 shares of the Company's common stock, with an exercise price per share equal to $5.00 and which expires, subject to certain acceleration events relating to the closing stock price, on November 18, 2009. The note bears interest at the rate of 6.0% per annum, payable quarterly in arrears, and all outstanding principal is due and payable in full, subject to certain mandatory prepayments discussed below, on December 20, 2009. The note requires mandatory prepayment of all principal and interest in the event that the holder of such note exercises its Series C Warrant in full. The note is subordinate to the Company's indebtedness to Comerica Bank and certain other indebtedness.

 On August 26, 2005, the Company issued a voluntary recall of Medline labeled alcohol-free mouthwash. As a result of this recall, Medline initiated a voluntary recall of Personal Hygiene Admission kits containing the same alcohol-free mouthwash. The mouthwash, which passed industry standard testing at the time of release, was recalled due to the possibility that it may contain Burkholderia cepacia. The Company continues to coordinate with the FDA and the Texas Department of Health in its recall efforts and in the investigation of this matter.

 On January 11, 2006, a lawsuit was filed in Circuit Court of Etowah County, Alabama styled as Sonya Branch and Eric Branch vs. Carrington Laboratories, Inc., Medline Industries, Inc., and Gadsden Regional Medical Center. Plaintiffs have alleged they were damaged by the mouthwash product. The amounts of damages have not been specified. The Company has $10,000,000 of product liability insurance. The Company and its insurance carrier intend to vigorously defend against these claims.


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

            Fiscal 2005                 High           Low
            -----------                 ----           ----
            First Quarter              $7.40          $4.84
            Second Quarter              5.39           3.12
            Third Quarter               5.65           3.10
            Fourth Quarter              5.74           3.31

            Fiscal 2004                 High           Low
            -----------                 ----           ----
            First Quarter              $5.48          $3.72
            Second Quarter              5.41           3.52
            Third Quarter               4.55           3.02
            Fourth Quarter              6.90           3.73

 At March 20, 2006, there were 872 holders of record (including brokerage firms) of Common Stock and the closing price of the Company's Common Stock was $7.18.

 The Company has not paid any cash dividends on the Common Stock and presently intends to retain all earnings for use in its operations. Any decision by the Board of Directors of the Company to pay cash dividends in the future will depend upon, among other factors, the Company's earnings, financial condition and capital requirements.

                     Equity Compensation Plan Information
                     ------------------------------------
                                                        Number of
                     Number of          Weighted-       securities remaining
                     securities to      average         available for
                     be issued upon     exercise price  future issuance
                     exercise of        of outstanding  under equity
                     outstanding        options,        compensation plans
                     options, warrants  warrants and    (excluding securities
 Plan Category       and rights         rights          reflected in column a)
 -----------------------------------------------------------------------------
                          (a)               (b)                  (c)
 Equity compensation
 plans approved by
 security holders      1,814,081           $3.39              403,627

 Equity compensation
 plans not approved
 by security holders           0               0                    0
                       ---------            ----              -------
 Total                 1,814,081           $3.39              403,627
                       =========            ====              =======


 ITEM 6. SELECTED FINANCIAL DATA.
         -----------------------

 The selected consolidated financial data below should be read in conjunction with the consolidated financial statements of the Company and notes thereto and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations." The selected consolidated financial information for the five years ended December 31, 2005, is derived from the consolidated financial statements of the Company, of which the Statements for the years ended December 31, 2001 and 2002, have been audited by Ernst & Young LLP, and for the years ended December 31, 2003, 2004 and 2005 have been audited by Grant Thornton LLP.


                                                  Years ended December 31,
 (Dollars and numbers of shares in    -----------------------------------------
 thousands except per share amounts)  2005     2004     2003     2002     2001
 ------------------------------------------------------------------------------

 OPERATIONS STATEMENT INFORMATION:

 Revenues:
   Net product sales                $24,038  $27,584  $26,636  $15,571  $15,115
   Royalty income                     2,299    2,470    2,467    2,470    2,479
   Grant income                       1,624      767        -        -        -
                                     ------   ------   ------   ------   ------
 Total revenues                      27,961   30,821   29,103   18,041   17,594

 Costs and expenses:
   Cost of product sales             18,581   18,250   18,806   11,739    9,803
   Selling, general and
    administrative                    8,731    7,560    8,017    6,040    5,016
   Research and development             822      911      899    1,701    2,442
   Research and development,
     DelSite                          4,974    3,826    2,761    1,879        -
   Other expense (income), net         (131)     (92)    (123)      19      (13)
   Interest expense (income), net       301      205      249       41      (32)
                                     ------   ------   ------   ------   ------
  Income (loss) before income taxes  (5,317)     161   (1,506)  (3,378)     378
     Provision for income taxes          19      125        -        -        -
                                     ------   ------   ------   ------   ------
 Net income (loss)                  $(5,336) $    36  $(1,506) $(3,378) $   378
                                     ======   ======   ======   ======   ======
 Net income (loss) per common share
   - basic and diluted(1)           $ (0.50) $  0.00  $ (0.15) $ (0.34) $  0.04
                                     ======   ======   ======   ======   ======

 BALANCE SHEET INFORMATION (as of December 31):

  Working capital                   $ 6,975  $ 2,244  $ 3,019  $ 3,989  $ 6,315
  Total assets                       21,989   23,017   22,784   22,159   21,217
  Total long-term debt and capital
   lease obligations, net of debt
   discount                           3,418    1,324    1,953    1,517        -
  Total shareholders' equity         11,508   13,371   12,619   13,689   16,929

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

 Prior to 1996, the Company generated most of its revenues from product sales in its Medical Services Division. In 1996, the Company launched its line of raw materials, including Manapol[R] powder, through its Consumer Services Division. In 2001, the Company created its specialty manufacturing group to provide services to cosmetic and nutraceutical markets, and in December 2002, the Company acquired the assets of the custom division of CBI, resulting in increased revenues for the Consumer Services Division.

 In 2005 approximately 38% of the Company's revenues were generated through product sales, services and royalties in its Medical Services Division, 56% through sales of products and services in its Consumer Services Division and 6% through U.S. Federal grant income in its DelSite research and development subsidiary.

 Sales to Natural Alternatives, Mannatech and Medline accounted for 26.6%, 6.6% and 26.6%, respectively, of the Company's total revenue in 2005. Further, in 2005 combined sales to Natural Alternatives and Mannatech decreased approximately $5.1 million or 35.5% from their 2004 levels. The Company's supply agreement with Natural Alternatives and Mannatech expired in November 2005 and was not renewed. Since that time, the consistency in size and timing of orders from these customers has decreased materially. As a result of the purchase order nature of these sales, the Company is presently uncertain as to the future levels of sales, if any, to these two customers.

 Revenues
 --------                                         Year-over-   Year-over-
                                                     Year         Year
                                 2005     2004      Growth       Growth
                                                     ($)           (%)
 -----------------------------------------------------------------------
 Net product sales             $24,038  $27,584    $(3,546)      (12.9%)
 Royalty income                  2,299    2,470       (171)       (6.9%)
 Grant income                    1,624      767        857       111.7%
                                ------   ------     ------        ----
 Total revenues                $27,961  $30,821    $(2,860)       (9.3%)
                                ======   ======     ======        ====

 Grant Awards
 ------------

 In March 2004 DelSite received an SBIR grant award of up to $888,000 over a two-year period. The grant has funded additional development of GelVac[TM], DelSite's intranasal vaccine delivery platform technology. In January 2006, DelSite applied for and received a six-month extension of time to complete the approved work under this grant. In October 2004 DelSite received notification of a $6 million grant over a three-year period from the National Institute of Allergy and Infectious Diseases. The $6 million grant is funding the development of an inactivated influenza nasal powder vaccine against the H5N1 strain, commonly known as bird flu, utilizing the Company's proprietary GelVac[TM] delivery system. The grant was awarded under a biodefense and SARS product development initiative and is funding a three-year preclinical program.

 The Company's costs and expenses generally fall into five broad categories: cost of product sales; sales and distribution expenses in support of product sales; general and administrative expenses; product support and DelSite research and development expenses. In recent years, the Company has shifted a greater percentage of its overall research and development expenses to its DelSite subsidiary. General and administrative expenses represent corporate infrastructure costs, such as accounting, human resources and information systems, and executive management expenses. In addition to its operating expenses, the Company also incurs interest expense arising from the debt portion of its capital structure.

 Costs and Expenses
 ------------------                               Year-over-   Year-over-
                                                     Year         Year
                                 2005     2004      Growth       Growth
                                                     ($)           (%)
 -----------------------------------------------------------------------
 Cost of product sales         $18,581  $18,250    $  330          1.8%
 Selling, general and
   administrative                8,731    7,560     1,171         15.5%
 Research and development          822      911       (89)        (9.8%)
 Research and development,
   DelSite                       4,974    3,826     1,148         30.0%
 Other expenses (income)          (131)     (92)      (39)       (42.4%)
 Interest expense (income),
   net                             301      205        96         46.8%

 Financing Transactions
 ----------------------

 On November 18, 2005, the Company sold $5,000,000 aggregate principal amount of 6.0% subordinated notes. The notes have a term of four years and mature on November 18, 2009. Interest on the notes is payable quarterly in arrears. In connection with the sale of the notes, the purchasers of the notes received (i) Series A Common Stock Purchase Warrants ("Series A Warrants") to purchase an aggregate of 2,500,000 shares of the Company's common stock, par value $.01 per share, and (ii) Series B Common Stock Purchase Warrants ("Series B Warrants") to purchase an aggregate of 2,500,000 shares of the Company's common stock. The 5,000,000 warrants have a fair value of $4.8 million and an allocated value of $2.7 million based on their relative fair value with the associated debt, which was recorded as a debt discount. In addition, the placement agent involved in the offering of the notes and warrants received a Series A Warrant to purchase 200,000 shares of the Company's common stock. All of the Series A Warrants have an exercise price of $5.00 per share, are immediately exercisable and expire, subject to certain acceleration events relating to the closing stock price, on November 18, 2009. All of the Series B Warrants have an exercise price of $10.00 per share, are immediately exercisable and expire on November 18, 2009. As of December 31, 2005, there was $5,000,000 outstanding on the notes with an associated debt discount of $2,691,000 for a net balance of $2,309,000. Additionally, the Company incurred $674,000 of debt issue costs related to this financing arrangement, which will be amortized over the term of the debt. As a result of the debt discount associated with the value of the warrants the effective interest rate on this transaction was 30%.

 On December 23, 2005, the Company completed a sale and leaseback transaction involving its corporate headquarters and manufacturing operations located in Irving, Texas to the Busby Family Trust and the Juice Trust, both of which are assignees of the original purchaser, none of which are related to the Company. The building and land were sold for a total sale price of $4.8 million. Net proceeds from the transaction amounted to $4.1 million, after deducting transaction-related costs and retiring the mortgage note related to the property. Simultaneously, the Company agreed to lease the land and building from the purchaser for a period of 15 years, subject to two five-year renewal options. The rental payment for the first five years of the lease term is $ 470,000 per year and increases by 10.4% for each of the next two five-year increments. Rent for the renewal terms under this lease agreement will be the greater of 95% of the then current market rent or the rent for the last year prior to renewal. The Company has provided the lessor a $100,000 letter of credit which is used as security on the lease. The Company has accounted for this lease as an operating lease.

 Cash Flow
 ---------                                        Year-over-   Year-over-
                                                     Year         Year
                                 2005     2004      Growth       Growth
                                                     ($)           (%)
 -----------------------------------------------------------------------
 Net cash provided by (used
   in) operating activities    $(3,430) $ 2,412   $(5,842)      (242.2%)
 Net cash provided by (used
   in) investing activities      4,006   (2,172)    6,178        284.4%
 Net cash provided by
   financing activities          3,256      270     2,986      1,105.9%

 The decrease in net cash provided by operating activities was primarily related to the $5.3 million net loss for the year as compared to net income of $36,000 in 2004 and a decrease in deferred revenue of $1.1 million as compared to an increase of $553,000 in 2004. The deferred revenue increase in 2004 was due to the receipt of $1.2 million of additional royalty payments from Medline. The increase in cash provided by investing activities resulted from the disposal of the assets in the sale/leaseback transaction with a book value of $4.6 million, which was partially offset by investment in facilities and equipment during 2005 of $610,000. In 2004 the Company invested $2.2 million in capital improvements. The increase in net cash provided by financing activities reflects the sale of the $5.0 million 6% subordinated notes partially offset by principal payments on debt and capital lease obligations of $1.5 million and a cash payment for debt issue costs of $426,000.

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

 Key Performance Indicators
 --------------------------

 The following table illustrates the key performance indicators that the Company uses to measure the performance and manage the business.

                                                   FISCAL YEARS ENDED
                                                   ------------------
                                                    2005        2004
                                                   ------      ------
                                                 (Dollars in thousands)
 Days Sales Outstanding:
   Accounts receivable                            $ 2,679     $ 3,325
   Fourth quarter sales                             5,809       7,761
   Divided by 90 days equals
     average daily sales                             64.5        86.2
                                                   ------      ------
   Accounts receivable divided by
     average daily sales equals
       days sales outstanding                        41.5        38.6
                                                   ======      ======
 Months Inventory on Hand:
   Inventory                                      $ 4,705     $ 4,614
   Fourth quarter cost of product sales             4,935       4,473
   Divided by 3 equals
     average monthly cost of product sales          1,645       1,491
                                                   ------      ------
   Inventory divided by average
     monthly cost of product sales equals
       Months inventory on hand                       2.9         3.1
                                                   ======      ======
 Current Ratio:
   Current assets                                 $14,038     $10,566
   Divided by
     current liabilities                            7,063       8,322
                                                   ------      ------
   Equals current ratio                              1.99        1.27
                                                   ======      ======
 Quick Ratio:
   Quick assets                                   $ 8,941     $ 5,755
   Divided by
     current liabilities                            7,063       8,322
                                                   ------      ------
   Equals quick ratio                                1.27        0.69
                                                   ======      ======
 Debt to Equity:
   Current liabilities                            $ 7,063     $ 8,322
   Long-term debt                                   3,418       1,324
                                                   ------      ------
   Total debt                                     $10,481     $ 9,646
   Divided by equity                               11,508      13,371
                                                   ------      ------
   Equals debt to equity                             0.91        0.72
                                                   ======      ======
 Long-Term Debt to Equity:
   Long-term debt                                 $ 3,418     $ 1,324
   Divided by equity                               11,508      13,371
                                                   ------      ------
   Equals long-term debt to
     equity                                          0.30        0.10
                                                   ======      ======
 Working Capital:
   Current assets                                 $14,038     $10,566
   Less current liabilities                         7,063       8,322
                                                   ------      ------
   Equals working capital                         $ 6,975     $ 2,244
                                                   ======      ======

                       Liquidity and Capital Resources
                       -------------------------------

 The following table summarizes the Company's contractual obligations at December 31, 2005 (dollars in thousands):

                                              Payments Due by Period
                                      ---------------------------------------
                                      Less than   One to  Three to  More than
                                         One      Three     Five      Five
                               Total     Year     Years     Years     Years
 ----------------------------------------------------------------------------
 Contractual Obligations
 Notes Payable
  Line of Credit with
   Comerica Bank (7.75% at
   December 31, 2005)        $ 1,812   $ 1,812   $     -   $     -   $     -
  Private Placement note
   payable (6.0% at
   December 31, 2005)          5,000         -         -     5,000         -
  Swiss American Products
   note payable (6.0% at
   December 31, 2005)            400         -         -       400         -
  Bancredito note payable
   (U.S. prime plus 2.25%,
   9.5% at December 31, 2005)    671        96       212       242       121
  Other                           10         2         8         -         -
  Capital leases                 207        90        82        35         -
  Operating leases            11,906     1,419     2,528     2,227     5,732
                              ------    ------    ------    ------    ------
  Total contractual
   obligations               $20,006   $ 3,419   $ 2,830   $ 7,904   $ 5,853
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

 Sales to Natural Alternatives, Mannatech and Medline accounted for 26.6%, 6.6% and 26.6%, respectively, of the Company's total revenue in 2005. Further, in 2005 combined sales to Natural Alternatives and Mannatech decreased approximately $5.1 million or 35.5% from their 2004 levels. The Company's supply agreement with Natural Alternatives and Mannatech expired in November 2005 and was not renewed. Since that time, the consistency in size and timing of orders from these customers has decreased materially. As a result of the purchase order nature of these sales, the Company is presently uncertain as to the future levels of sales, if any, to these two customers. A further significant decrease in orders from these two customers would have a material adverse impact on our liquidity.

 At December 31, 2005 and 2004, the Company held cash and cash equivalents of $6,262,000 and $2,430,000, respectively, an increase of $3,832,000. The increase was primarily due to the sale of the $5.0 million 6% subordinated notes, the receipt of $4.1 million in net proceeds from the sale/leaseback transaction and $240,000 in proceeds from stock option exercises and employee purchases of shares. These cash receipts were partially offset by $3.4 million of cash used in operating activities, the Company's investment in property plant and equipment of $610,000, debt issuance costs of $426,000 and debt and capital lease obligation payments, excluding $517,000 for retirement of the mortgage associated with the sale/leaseback transaction, of $966,000. Customers with significant accounts receivable balances at the end of 2005 include Mannatech ($625,000), Medline ($972,000) and Natural Alternatives ($291,500), and of these amounts $1,802,000 (95.4%) has been collected as of February 28, 2006.

 The Company has a line of credit with Comerica Bank Texas ("Comerica") that provides for borrowings of up to $3 million based on the level of qualified accounts receivable and inventory. The line of credit is collateralized by accounts receivable and inventory. Borrowings under the line of credit bear interest at the bank's prime rate (7.25% at December 31, 2005) plus 0.5%. As of December 31, 2005, there was $1,812,000 outstanding on the credit line with $650,000 of credit available for operations, net of outstanding letters of credit of $538,000. The line of credit has no expiration date and is payable on demand.

 The Company's credit facilities with Comerica require the Company to maintain certain financial ratios. The covenants and the Company's position at December 31, 2005 are as follows:

 Covenant                   Covenant Requirement   Company's Position
 ---------                  --------------------   ------------------
 Total net worth                $12,200,000            $11,116,140
 Current ratio                      1.60                   2.40
 Liquidity ratio                    1.75                   4.94

 Although the Company was not in compliance with one of its financial-ratio covenants under the Comerica line of credit for the period ended December 31, 2005, Comerica has waived the event of non-compliance through March 31, 2006. The Company anticipates renegotiating its financial-ratio covenants with Comerica and/or seeking a waiver for non-compliance in periods after March 31, 2006. However, there can be no assurance that the Company will be successful in renegotiating its covenants or obtaining a waiver, and the Company's ability to do so may be adversely impacted by the uncertainty surrounding the Company's operating cash flow resulting from the present sales levels to Natural Alternatives and Mannatech. If the Company is unable to renegotiate its covenants or obtain a waiver and the existing covenant defaults continue, Comerica could accelerate the indebtedness under the Company's credit facility as well as all other debt that the Company has outstanding with Comerica, if any. In that event, the Company would be forced to refinance all of the Comerica indebtedness with another lender. Any such refinancing would likely contain interest rates and terms which are more burdensome for the Company than those presently in place under the Comerica facility, resulting in an adverse impact on liquidity.

 In September 2004, the Company received a loan of $350,000 from Bancredito, a Costa Rica bank, with interest and principal to be repaid in monthly installments over eight years. The interest rate on the loan is the U.S. Prime Rate plus 2.5% (9.75%). The loan is secured by certain of the Company's equipment. The proceeds of the loan were used in the Company's operations. As of December 31, 2005, there was $310,000 outstanding on the loan.

 In March 2003, the Company received a loan of $500,000 from Bancredito, a Costa Rica bank, with interest and principal to be repaid in monthly installments over eight years. The interest rate on the loan is the U.S. Prime Rate plus 2.0% (9.25%). The loan is secured by a mortgage on an unused, 164-acre parcel of land owned by the Company in Costa Rica plus a lien on specified oral patch production equipment. The proceeds of the loan were used in the Company's operations. As of December 31, 2005, there was $361,000 outstanding on the loan.

 The Company had no additional material capital commitments as of that date other than its leases and agreements with suppliers.

 In July 1998, the Company provided a $187,000 cash advance to Rancho Aloe, which is evidenced by a note receivable, due in installments, with payments being made monthly based upon farm production. The Company also advanced $300,000 to Rancho Aloe in November 1998 for the acquisition of an irrigation system to improve production on the farm and allow harvesting of leaves year-round. In the fourth quarter of 1998, the Company fully reserved all amounts owed to it by Rancho Aloe, in the total amount of $487,000, due to the start-up nature of the business. In 2005, the Company received payments totaling $132,675 from Rancho Aloe against the amount due.

 In December 2002 the Company acquired the assets of the custom division of Cosmetic Beauty Innovations ("CBI") for $1.0 million plus a royalty on the Company's sales to custom division customers for five years and $0.6 million for useable inventories. The royalty amount is equal to 9.0909% of the Company's net sales of CBI products to CBI's transferring customers up to $6.6 million per year and 8.5% of the Company's net sales of CBI products to CBI's transferring customers over $6.6 million per year. The Company recorded expenses of $262,000 and $271,000 in 2005 and 2004, respectively, for royalties due under the agreement. The CBI custom division provided product development and manufacturing services to customers in the cosmetic and skin care markets. Included in the purchase were intellectual property, certain inventories and specified pieces of equipment. The Company provides services to these customers through the Consumer Services Division development and manufacturing services group. The Company began producing products for the transferring CBI customers in February 2003 at its Irving, Texas facility.

 The Company anticipates capital expenditures in 2006 of approximately $800,000. The expenditures will primarily be comprised of production and laboratory equipment and facility modifications and will be financed through leases or out of the Company's operating cash flows.

 Presently, the Company's debt/equity ratio is 0.91 to 1. Based on its current estimates, management believes that the Company has the capacity to incur additional debt, and, in the future, the Company may seek additional financing to be used as working capital to fund additional research and development projects. The Company anticipates that any such borrowings, together with the expected cash flows from operations and licensing agreements and expected revenues from government grant programs, will provide the funds necessary to finance its operations, including additional levels of research and development. However, the Company does not expect that its current cash resources will be sufficient to finance future major clinical studies and costs of filing new drug applications which may be necessary to develop its products to their full commercial potential. Additional funds, therefore, may need to be raised through equity offerings, borrowings, licensing arrangements or other means. Management believes that each of the enumerated financing avenues is presently available to the Company. However, there is no assurance that the Company will be able to obtain such funds on satisfactory terms when they are needed.

 In March 2001 the Board of Directors authorized the repurchase of up to 1,000,000 shares, or approximately 9.3% of the Company's outstanding Common Stock, dependent on market conditions. Under the authorization, purchases of Common Stock may be made on the open market or through privately negotiated transactions at such times and prices as are determined jointly by the Chairman of the Board and the President of the Company. The Board authorized the repurchase program based on its belief that the Company's stock is undervalued in light of the Company's future prospects and that it would be in the best interest of the Company and its shareholders to repurchase some of its outstanding shares. Through February 2006, the Company had repurchased 2,400 of its outstanding Common Stock under the program.

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

                        Off-Balance Sheet Arrangements
                        ------------------------------

 As of December 31, 2005, the Company has outstanding a letter of credit in the amount of $338,000, which is used as security on the lease for the Company's laboratory and warehouse facility. The Company has outstanding a letter of credit in the amount of $100,000, which is used as security on a capital lease for equipment. The Company has outstanding a letter of credit in the amount of $100,000, which is used as security on the lease for the Company's corporate headquarters and manufacturing facility.

                            Results of Operations
                            ---------------------

 The information presented in this financial review should be read in conjunction with other financial information provided throughout this 2005 Annual Report. The following discussion of operating results focuses on the Company's three reportable business segments: Medical Services Division, Consumer Services Division and DelSite.

 Net Revenue
 -----------
 Net revenues in 2005 were $28.0 million, a 9.1% decrease from $30.8 million in 2004. The sales decrease of $2.8 million is primarily attributable to reduced sales of bulk raw materials to Mannatech and Natural Alternatives, with a year-over-year sales decrease of $5.1 million. This was partially offset by sales increases to other Consumer Services customers in the amount of $1.3 million, increased DelSite grant revenue of $857,000 and increased Medical Services revenue of $152,000.

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

 Comparative net revenue information related to the Company's operating segments is shown in the following tables.

                                                          2005 vs. 2004
                                                             Change
                                           % of         ----------------
 Net Revenue                     2005      Total           $         %
 -----------                    ------     -----        ------     -----
 Medical Services Division     $10,543      37.7%      $   152       1.5%
 Consumer Services Division     15,794      56.5%       (3,869)    (19.7%)
 DelSite                         1,624       5.8%          857     111.7%
                                ------     -----        ------     -----
   Total                        27,961     100.0%      $(2,860)     (9.3%)
                                ======     =====        ======     =====

                                                          2004 vs. 2003
                                                             Change
                                           % of         ----------------
 Net Revenue                     2004      Total          $          %
 -----------                    ------     -----        ------     -----
 Medical Services Division     $10,391      33.7%      $  (391)     (3.6%)
 Consumer Services Division     19,663      63.8%        1,342       7.3%
 DelSite                           767       2.5%          767     100.0%
                                ------     -----        ------     -----
   Total                       $30,821     100.0%      $ 1,718       5.9%
                                ======     =====        ======     =====

 Medical Services Division revenues in 2005 increased $152,000, or 1.5% from 2004, primarily due to increased demand of Medline's own branded dermal management products, which are sold to Medline under a non-exclusive supply agreement entered into in December 2000. Sales under this agreement totaled $3.60 million in 2005, compared to $2.97 million in 2004, an increase of $630,000. This increase was partially offset by a decrease in domestic sales of the Division's Carrington-branded wound care products from $4.10 million in 2004 to $3.93 million in 2005, as Medline decreased its inventory stock levels at year end, and by a decrease in sales of the Division's international wound care products from $844,000 in 2004 to $712,000 in 2005, due to decreased European sales. The Division also recorded royalty revenue of $2.30 million in 2005 versus $2.47 million in 2004, a decrease of $170,000, due to the expiration of the original five-year term of the Medline Distribution and Licensing agreement in November 2005 and the commencing of the three-year extension period of the agreement with its associated lower royalties.

 In 2004, the Medical Services Division revenues decreased $391,000, or 3.6%, versus 2003, primarily due to decreased demand of Carrington-branded wound care products from Medline, the Company's exclusive domestic distributor. Total sales of the Division's domestic wound care products decreased by $1.44 million to $4.10 million in 2004 from $5.54 million in 2003, as Medline decreased its inventory stock levels during the year. Additionally, the Division's products faced increasing competitive pressure from low-end, commodity-type products which eroded their market share. Educational efforts were initiated to support Medline's sales efforts in product differentiation, performance and net cost of therapy to the customer. The Company also initiated selective advertisements to support its brand. Total sales of the Division's international wound care products increased $396,000 to $844,000 in 2004 from $448,000 in 2003, with the increase primarily in European sales. Additionally, revenues of $2.97 million in 2004, compared to $2.33 million in 2003, were generated from sales to Medline of its own branded dermal management products. The Division also recorded royalty revenue of $2.47 million in each of 2004 and 2003 relating to the exclusive Licensing and Distribution Agreement with Medline.

 The Company's Consumer Services Division recorded revenues of $15.79 million in 2005, a decrease of $3.87 million, or 19.7%, when compared to revenues of $19.66 million in 2004. Sales of bulk Manapol[R] powder decreased $5.20 million in 2005 to $9.36 million, down from $14.56 million in 2004. In recent years the Division has sold bulk Manapol[R] to Mannatech and Natural Alternatives under one-year, non-exclusive, supply and licensing agreements which were renewed annually. The most recent contract expired on November 30, 2005 and was not renewed by Mannatech. The Division is still supplying Manapol[R] to both companies on a non-contract, purchase order basis, but the consistency  in size  and  timing of  orders  from these  customers  has decreased materially since the expiration of the supply agreement and continues to be unpredictable. As a result of the purchase order nature of these sales, the Company is presently uncertain as to the future levels of sales, if any, to these two customers. Total sales to these two customers were $9.29 million, $14.41 million and $11.35 million for the years 2005, 2004 and 2003, respectively. Sales of the Division's specialty manufacturing services business, which develops and manufactures a variety of gels, creams, lotions and drinks for customers in the cosmetic, skin care and nutraceutical markets, increased $1.23 million from $4.66 million in 2004 to $5.89 million in 2005 due to the gain of a major new customer and the re-launch of a customer's product previously sold in 2003. Additionally, sales of the Division's AloeCeuticals[R] line of immune-enhancing dietary supplements increased by $105,000 to $547,000, up from $442,000 in 2004.

 In 2004 the Consumer Services Division recorded an increase in revenues of $1.34 million, or 7.3%, to $19.66 million in 2004 over revenues of $18.32 million in 2003. Sales of bulk Manapol[R] powder grew $3.11 million to $14.56 million in 2004 from $11.46 million in 2003. Sales for the Division's specialty manufacturing services business decreased $1.69 million to $4.66 million in 2004 from $6.35 million in 2003, due in part to intensifying competition in the specialty manufacturing market. Of this decrease, $529,000 was attributable to the cancellation of a single product manufactured for a major customer, and $171,000 was due to a decrease in international sales of drinks manufactured for Japan, Taiwan and Korea markets. Additionally, sales of the Division's Aloeceuticals[R] line of immune-enhancing dietary supplements decreased by $77,000 to $442,000 in 2004 from $519,000 in 2003.

 The Company's  DelSite  subsidiary  recorded  an  increase  in  revenues  of
 $857,000, or 112%,  to $1.6  million in 2005  over revenues  of $767,000  in
 2004. In 2005, $334,000 of revenue was recognized under the SBIR grant, awarded in March 2004, as compared to $447,000 in 2004. Additionally, in 2005 $1.3 million of revenue was recognized under the $6 million NIAID grant for preclinical development of an intranasal vaccine against avian influenza. Revenue in 2004 under this grant was $320,000.

 Revenues in 2004 from the Company's DelSite subsidiary were $767,000, the first year that DelSite recorded revenues. These revenues represent two grant awards received from NIAID as discussed above.

 Product-Related Gross Margin
 ----------------------------
 The product-related gross margin of $7.76 million in 2005 is a $4.04 million, or 34.3%, decrease from 2004 levels. This decrease reflects the decreased revenue levels for the Consumer Services Division, specifically sales of bulk raw materials, plus unfavorable manufacturing variances from manufacturing operations in Costa Rica attributable to decreased Manapol[R] production in the second half of the year. The product-related gross margins of $11.80 million in 2004 reflect a $1.51 million, or 14.6%, increase over 2003 levels. This increase reflects the increased revenue levels for the Consumer Services Division plus cost reduction programs that led to improvements in capacity utilization and production efficiencies.

                                                           2005 vs. 2004
                                                              Change
                                                         ----------------
 Product-Related Gross Margin     2005      Total           $         %
 ----------------------------    ------     -----        ------     -----
 Medical Services Division      $ 2,142     27.6%       $  (408)   (16.0)%
 Consumer Services Division       5,614     72.4%        (3,640)   (39.3)%
                                 ------     -----        ------     -----
   Total                        $ 7,756    100.0%       $(4,048)   (34.3)%
                                 ======     =====        ======     =====

                                                           2004 vs. 2003
                                                              Change
                                                         ----------------
 Product-Related Gross Margin     2004      Total           $         %
 ----------------------------    ------     -----        ------     -----
 Medical Services Division      $ 2,550     21.6%       $  (465)    (15.4%)
 Consumer Services Division       9,254     78.4%         1,971      27.1%
                                 ------     -----        ------     -----
   Total                        $11,804    100.0%       $ 1,506      14.6%
                                 ======     =====        ======     =====

 Product-related gross margin for the Medical Services Division, which includes $2.30 million of royalty revenue for 2005, decreased 16.0% to $2.14 million in 2005 from $2.55 million in 2004. This reduction in 2005 is primarily the result of decreased royalty revenue plus costs incurred as a result of the mouthwash product recall.

 In 2004 product-related gross margin for the Medical Services Division, which includes $2.47 million of royalty revenue for 2004 and 2003, decreased 15.4% to $2.55 million from $3.01 million in 2003. This reduction was primarily the result of increased sales of Medline-branded dermal management products which have dramatically lower product-related gross margins than the Carrington-branded wound care products the Company produces. The increased production of these products improved the capacity utilization and thereby helped to reduce manufacturing variances in the Irving manufacturing facility.

 The Consumer Services Division reported a decline of $3.64 million, or 39.3%, in product-related gross margin, decreasing to $5.61 million in 2005 from $9.25 million in 2004. The decrease was primarily related to the reduced sales of bulk Manapol[R] powder and increased unfavorable manufacturing variances from the operations in Costa Rica attributable to reduced Manapol[R] production in the second half of the year.

 In 2004 the Consumer Services Division reported an increase of $1.97 million, or 27.1%, in product-related gross margin compared to 2003. The increase was primarily due to the increase in sales noted above. In addition, the Division experienced reductions in the direct cost of packaging components and a shift in product mix toward higher margin product sales.

 DelSite's  2005  and   2004  revenues  were   $1.6  million  and   $767,000,
 respectively. DelSite has no direct cost of goods sold, only research and development cost.

 Selling, General and Administrative Expenses
 --------------------------------------------

 The Company experienced an increase of 15.5% in selling, general and administrative expenses during 2005. These expenses totaled $8.73 million in 2005, an increase of $1.17 million from $7.56 million in 2004. The increase is primarily related to $1.05 million in expense recorded as the result of the settlement of the Swiss American Products lawsuit discussed more fully in "Item 3, Legal Proceedings."

 During 2004 the Company experienced a decrease of 5.7% in selling, general and administrative expenses. These expenses totaled $7.56 million in 2004, a decrease of $457,000 from $8.02 million in 2003. The Company recorded a decrease in distribution-related expenses of $254,000 to $2.03 million in 2004 from $2.29 million in 2003. The reduction was primarily related to consolidated shipping programs and reduced freight rates achieved through improved negotiations with freight carriers. Additionally, the Company experienced a $74,000 decline in selling expenses in 2004, decreasing to $2.06 million from $2.13 million in 2003. This decrease was primarily attributable to headcount reductions in Aloeceuticals[R] sales personnel. The Company also recorded a decrease of $128,000 in administrative expenses to $3.47 million in 2004 from $3.60 million in 2003 as the Company more efficiently managed these expenses.

 Research and Development
 ------------------------
 Specialized research and development expenses in support of the Company's ongoing operations fell by 9.8%, decreasing to $822,000 in 2005 from $911,000 in 2004. The decrease in 2005 was a result of lower new product development research activities by the Company in 2005 as opposed to 2004.

 Specialized research and development expenses in support of the Company's ongoing operations rose by 1.3%, increasing to $911,000 in 2004 from $899,000 in 2003.

 DelSite operates independently from the Company's specialized research and development program and is responsible for the research, development and marketing of the Company's proprietary Gelsite[R] technology for controlled release and delivery of bioactive pharmaceutical ingredients. DelSite's expenses totaled $4.97 million in 2005, a 29.8% increase over the 2004 expenditures of $3.83 million. This increase was primarily due to expenses from the first full year of work on the preclinical avian influenza vaccine grant program. The 2004 expenditures were a 38.6% increase over the 2003 expenditures of $2.76 million primarily due to initial expenses recorded under both NAIAD grant programs.

 Combined research and development expenses totaled $5.80 million, $4.74 million and $3.66 million for the years 2005, 2004 and 2003, respectively.

 Other Expense (Income)
 ----------------------
 Other expense or income primarily consists of collections the Company has received from Rancho Aloe against a fully reserved note receivable balance.

 Interest Expense
 ----------------
 Net interest expense of $301,000 was recorded in 2005 versus net interest expense of $205,000 in 2004. The increase of $96,000 was due to the charge-off of unamortized debt-issue costs associated with the note retired as part of the sale/leaseback of the Company's corporate headquarters, plus the amortization of new debt-issue costs associated with the sale of the $5.0 million 6% subordinate notes. Net interest expense of $205,000 was recorded in 2004 versus net interest expense of $249,000 in 2003, with the decrease of $44,000 due to lower outstanding debt balances throughout 2004.

 Income Taxes
 ------------

 The Company incurred $19,000 of foreign income tax expense related to the Company's operations in Costa Rica in 2005 and $125,000 in 2004, which was the first year that these activities were subject to income taxes. The Company commenced operations in Costa Rica in July 1992 and was granted a 100% exemption for the first twelve years of operation and a 50% exemption for the next six years of operation. The Company's current tax rate in Costa Rica is 15% and will increase to 30% effective July 1, 2010.

 There was no benefit or expense for U.S. income taxes in 2005, 2004 or 2003 as the Company has provided a valuation allowance against all U.S. deferred tax asset balances at December 31 of each year due to the uncertainty regarding realization of the asset.

 Net Earnings and Earnings Per Share
 -----------------------------------
 The Company's net loss for 2005 was $5.34 million, or basic and diluted loss per share of $0.50. Net earnings was $36,000 in 2004, or basic and diluted earnings per share of $0.00, compared to a loss of $1.50 million, or basic and diluted loss per share of $0.15, in 2003. Basic and diluted average shares outstanding for 2005 were 10,762,342, compared to basic and diluted average shares outstanding for 2004 of 10,590,062 and 11,171,305, respectively, and basic and diluted average shares outstanding for 2003 of 10,120,147. The increase in basic and diluted average shares outstanding was primarily due to employee share purchases and additional stock option grants.

 Impact of Inflation
 -------------------
 The Company does not believe that inflation has had a material impact on its results of operations.

 New Pronouncements
 ------------------
 In November 2004, the FASB issued SFAS No. 151 "Inventory Costs." This Statement amends the guidance in ARB No. 43 to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. This Statement requires that those items be recognized as current period charges regardless of whether they meet the criterion of "so abnormal." In addition, this Statement requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of SFAS No. 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company anticipates no material effect from the adoption of SFAS No. 151.

 In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payments", which replaces SFAS No. 123 "Accounting for Stock Based Compensation", and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees" and amends SFAS No. 95, "Statement of Cash Flows." SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. As such, pro forma disclosure in lieu of expensing is no longer an alternative. The new standard is effective in the first annual reporting period beginning after June 15, 2005. As of December 31, 2005, all outstanding options are vested. Therefore, the Company will recognize expense in future periods if new grants are made.

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

 The Company records reductions to revenue for estimated returns based upon recent history. Historical returns have been $5,000, $2,000 and $105,000 for the years ending December 31, 2005, 2004, and 2003, respectively. Accordingly, the Company has a $35,000 reserve recorded for customer returns at December 31, 2005. If market conditions were to decline or inventory was in danger of expiring or becoming obsolete, the Company may be required to implement customer incentive offerings, such as price discounts, resulting in an incremental reduction of revenue at the time the incentive is offered. Additionally, if demand for the Company's product were to drop, the Company's distributors may request permission from the Company to return product for credit causing a need to re-evaluate and possibly increase the reserve for product returns. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The Company writes down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. The Company has provided a valuation allowance against the net deferred tax assets, based on available evidence that the assets may not be realized, based on the Company's history of losses and uncertainty as to future income.

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

 Although the Company believes that the expectations reflected in its forward-looking statements are reasonable, no assurance can be given that such expectations will prove correct. Factors that could cause the Company's results to differ materially from the results discussed in such forward-looking statements include but are not limited to the possibilities that the Company may be unable to obtain the funds needed to carry out large-scale clinical trials and other research and development projects, that the results of the Company's clinical trials may not be sufficiently positive to warrant continued development and marketing of the products tested, that new products may not receive required approvals by the appropriate government agencies or may not meet with adequate customer acceptance, that the Company may not be able to obtain financing when needed, that the Company may not be able to obtain appropriate licensing agreements for products that it wishes to market or products that it needs assistance in developing, that the Company's efforts to improve its sales and reduce its costs may not be sufficient to enable it to fund its operating costs from revenues and available cash resources, that one or more of the customers that the Company expects to purchase significant quantities of products from the Company may fail to do so, that competitive pressures may require the Company to lower the prices of or increase the discounts on its products, that the Company's sales of products it is contractually obligated to purchase from suppliers may not be sufficient to enable and justify its fulfillment of those contractual purchase obligations, that other parties who owe the Company substantial amounts of money may be unable to pay what they owe the Company, that the Company's patents may not provide the Company with adequate protection, that the Company's manufacturing facilities may be inadequate to meet demand, that the Company's distributors may be unable to market the Company's products successfully, that the Company may not be able to resolve its disputes with third parties in a satisfactory manner, that the Company may be unable to reach a satisfactory agreement with other important suppliers, that the Company may not be able to use its tax loss carryforwards before they expire, that the Company may not have sufficient financial resources necessary to repurchase shares of its outstanding Common Stock, that the Company may be unable to maintain effective internal controls over financial reporting, that the Company may not be able to attract or retain qualified personnel in key positions, that the Company may not be able to generate sufficient cash flow to service its debt obligations, and that the Company may be unable to produce or obtain, or may have to pay excessive prices for, the raw materials or products it needs.

 All forward-looking statements in this report are expressly qualified in their entirety by the cautionary statements in the two immediately preceding paragraphs.


 ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
           ----------------------------------------------------------

                               Foreign Currency
                               ----------------

 The Company's manufacturing operation in Costa Rica accounted for 27.9% of cost of sales for the year ended December 31, 2005. The Company's functional currency in Costa Rica is the U.S. Dollar. As a result, the Company's financial results could be significantly affected by factors such as changes in foreign currency exchange rates or economic conditions in Costa Rica. When the U.S. Dollar strengthens against the Costa Rica Colon the cost of sales decreases. During 2005, the exchange rate from U.S. Dollar to Costa Rica Colon increased by 8.5% to 497 at December 31, 2005. The effect of an additional 10% strengthening in the value of the U.S. Dollar relative to the Costa Rica Colon in 2005 would have resulted in an increase of $464,489 in gross profit. The Company's sensitivity analysis of the effects of changes in foreign currency rates does not factor in a potential change in sales levels or local currency prices.

 Sales of products to foreign markets comprised 5.6% of sales for 2005. These sales are generally denominated in U.S. Dollars. The Company does not believe that changes in foreign currency exchange rates or weak economic conditions in foreign markets in which the Company distributes its products would have a significant effect on operating results. If sales to foreign markets increase in future periods, the effects could become significant.

 Changes in short-term interest rates on debt balances with variable interest rates could have an affect on the Company's earnings. At December 31, 2005, a hypothetical one percent increase in interest rates would result in an increase in interest expense of $41,000 on an annual basis.

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


 ITEM 9B.  OTHER INFORMATION.
           -----------------

 On December 18, 2005, the Compensation Committee of the Company approved the acceleration of the vesting of all then-unvested stock options. As a result, options to purchase approximately 145,900 shares became exercisable immediately. The accelerated options had exercise prices ranging from $4.00 to $5.30 per share, with a weighted average exercise price of $4.75 per share, and included 53,000 shares held by executive officers of the Company. All options issued to outside directors are vested immediately. Therefore, no options held by outside directors of the Company were accelerated.

 The accelerated options were granted under the Company's 1995 and 2004 Stock Option Plans. The terms of the accelerated options previously provided that 50% of the options would vest on the first anniversary of the grant date. The acceleration of vesting resulted in no additional expense in the fourth quarter of 2005.

 Beginning January 1, 2006, the Company was required to adopt the provisions of Statement of Financial Accounting Standards No. 123(R) "Share Based Payment" ("FAS 123(R)"), which requires the recognition of stock-based compensation associated with stock options as an expense in financial statements. The primary purpose of the vesting acceleration was to reduce the non-cash compensation expense that would have been recorded in future periods following the Company's adoption of FAS 123(R). As a result of accelerating these options in advance of the adoption of FAS 123(R), the Company expects to reduce the pre-tax stock option expense it would otherwise be required to record.


                                   PART III
                                   --------

 ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
           --------------------------------------------------

 The information required by Item 10 of Form 10-K is hereby incorporated by reference from the information appearing under the captions "Election of Directors", "Corporate Governance and Board Committees", "Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive Proxy Statement relating to its 2006 annual meeting of shareholders, which will be filed pursuant to Regulation 14A within 120 days after the Company's fiscal year ended December 31, 2005.


 ITEM 11.  EXECUTIVE COMPENSATION.
           ----------------------

 The information required by Item 11 of Form 10-K is hereby incorporated by reference from the information appearing under the caption "Executive Compensation" in the Company's definitive Proxy Statement relating to its 2006 annual meeting of shareholders, which will be filed pursuant to Regulation 14A within 120 days after the Company's fiscal year ended December 31, 2005.


 ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS, MANAGEMENT AND
           ---------------------------------------------------------------
           RELATED STOCKHOLDERS MATTERS.
           ----------------------------

 The information required by Item 12 of Form 10-K is hereby incorporated by reference from the information appearing under the captions "Security Ownership of Management" and "Principal Shareholders" in the Company's definitive Proxy Statement relating to its 2006 annual meeting of shareholders, which will be filed pursuant to Regulation 14A within 120 days after the Company's fiscal year ended December 31, 2005.


 ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
           ----------------------------------------------

 The information, if any, required by Item 13 of Form 10-K is hereby incorporated by reference from the information appearing under the caption "Certain Transactions", if any, in the Company's definitive Proxy Statement relating to its 2006 annual meeting of shareholders, which will be filed pursuant to Regulation 14A within 120 days after the Company's fiscal year ended December 31, 2005.


 ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.
           --------------------------------------

 The information required by Item 14 of Form 10-K is hereby incorporated by reference from the information appearing under the captions "Principal Accountant Fees and Services" in the Company's definitive Proxy Statement relating to its 2006 annual meeting of shareholders, which will be filed pursuant to Regulation 14A within 120 days after the Company's fiscal year ended December 31, 2005.


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

    (3)    Exhibits.

           Reference is made to the Index to Exhibits on pages E-1 through E-7 or a list of all exhibits to this report.

                        CARRINGTON LABORATORIES, INC.
           INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE


 Consolidated Financial Statements of the Company:

      Consolidated Balance Sheets --
           December 31, 2005 and 2004                             F-2

      Consolidated Statements of Operations -- years ended
           December 31, 2005, 2004 and 2003                       F-3

      Consolidated Statements of Shareholders' Equity --
           years ended December 31, 2005, 2004 and 2003           F-4

      Consolidated Statements of Cash Flows -- years ended
           December 31, 2005, 2004 and 2003                       F-5

      Notes to Consolidated Financial Statements                  F-6

      Financial Statement Schedule
           Valuation and Qualifying Accounts                      F-21

      Report of Independent Registered Public Accounting Firm     F-22

 Consolidated Balance Sheets
 (Amounts in thousands, except share and per share amounts)


                                                           December 31,
                                                      ----------------------
                                                        2005          2004
                                                      --------      --------
 ASSETS:
 Current Assets:
   Cash and cash equivalents                         $   6,262     $   2,430
   Accounts receivable, net of allowance for
    doubtful accounts of $329 and $162 at
    December 31, 2005 and 2004, respectively             2,679         3,325
   Inventories, net                                      4,705         4,614
   Prepaid expenses                                        392           197
                                                      --------      --------
 Total current assets                                   14,038        10,566

 Property, plant and equipment, net                      6,755        11,674
 Customer relationships, net                               392           585
 Other assets, net                                         804           192
                                                      --------      --------
 Total assets                                        $  21,989     $  23,017
                                                      ========      ========
 LIABILITIES AND SHAREHOLDERS' EQUITY:
 Current Liabilities:
   Line of credit                                    $   1,812     $   1,887
   Accounts payable                                      2,092         1,674
   Accrued liabilities                                   1,585         1,328
   Current portion of long-term debt and
    capital lease obligations                              188         1,000
   Deferred revenue                                      1,386         2,433
                                                      --------      --------
 Total current liabilities                               7,063         8,322

 Long-term debt and capital lease obligations,
   net of debt discount                                  3,418         1,324

 Commitments and contingencies

 SHAREHOLDERS' EQUITY:
   Common stock, $.01 par value, 30,000,000 shares
    authorized, 10,805,725 and 10,722,364 shares
    issued at December 31, 2005 and 2004,
    respectively                                           108           107
   Capital in excess of par value                       57,185        53,713
   Accumulated deficit                                 (45,782)      (40,446)
   Treasury stock at cost, 2,400 shares
    at December 31, 2005 and 2004                           (3)           (3)
                                                      --------      --------
 Total shareholders' equity                             11,508        13,371
                                                      --------      --------
 Total liabilities and shareholders' equity          $  21,989     $  23,017
                                                      ========      ========

     The accompanying notes are an integral part of these balance sheets.

 Consolidated Statements of Operations
 (Amounts in thousands, except per share amounts)


                                                 Years Ended December 31,
                                               ----------------------------
                                                2005       2004       2003
                                               ------     ------     ------
 Revenues:
  Net product sales                           $24,038    $27,584    $26,636
  Royalty income                                2,299      2,470      2,467
  Grant income                                  1,624        767          -
                                               ------     ------     ------
 Total net revenues                            27,961     30,821     29,103

 Cost and expenses:
   Cost of product sales                       18,581     18,250     18,806
   Selling, general and administrative          8,731      7,560      8,017
   Research and development                       822        911        899
   Research and development, DelSite            4,974      3,826      2,761
   Other income                                  (131)       (92)      (123)
   Interest expense, net                          301        205        249
                                               ------     ------     ------
 Net income (loss) before income taxes         (5,317)       161     (1,506)
 Provision for income taxes                        19        125          -
                                               ------     ------     ------
 Net income (loss)                            $(5,336)   $    36    $(1,506)
                                               ======     ======     ======

 Basic and diluted earnings (loss) per
   share                                      $ (0.50)   $  0.00    $ (0.15)
                                               ======     ======     ======

 Basic shares outstanding                      10,762     10,590     10,120

 Diluted shares outstanding                    10,762     11,171     10,120


        The accompanying notes are an integral part of these statements.


 Consolidated Statements of Shareholders' Equity
 For the Years Ended December 31, 2005, 2004 and 2003
 (Amounts in thousands)


                       Common Stock    Capital in                Treasury Stock
                      --------------   Excess of   Accumulated   --------------
                      Shares  Amount   Par Value     Deficit     Shares  Amount   Total
                      ------   -----     ------      -------     ------   -----   ------
 January 1, 2003       9,968  $  100    $52,568     $(38,976)         2  $   (3) $13,689
 Issuance of common
  stock for employee
  stock purchase plan    246       2        197            -          -       -      199
 Issuance of common
  stock for stock
  option plan            171       2        235            -          -       -      237
 Net loss                  -       -          -       (1,506)         -       -   (1,506)
                      ------   -----     ------      -------     ------   -----   ------
 December 31, 2003    10,385     104     53,000      (40,482)         2      (3)  12,619
 Issuance of common
  stock for employee
  stock purchase plan     56       -        163            -          -       -      163
 Issuance of common
  stock for stock
  option plan            281       3        550            -          -       -      553
 Net income                -       -          -           36          -       -       36
                      ------   -----     ------      -------     ------   -----   ------
 December 31, 2004    10,722     107     53,713      (40,446)         2      (3)  13,371
 Issuance of common
  stock for employee
  stock purchase plan     41       -        156            -          -       -      156
 Issuance of common
  stock for stock
  option plan             43       1         83            -          -       -       84
 Issuance of warrants
  in private placement
  debt offering            -       -      2,985            -          -       -    2,985
 Issuance of warrants
  in Swiss American
  Products settlement      -       -        248            -          -       -      248
 Net loss                  -       -          -       (5,336)         -       -   (5,336)
                      ------   -----     ------      -------     ------   -----   ------
 December 31, 2005    10,806  $  108    $57,185     $(45,782)         2  $   (3) $11,508



           The accompanying notes are an integral part of these statements.


 Consolidated Statements of Cash Flows
 (Amounts in thousands)
                                                     Years Ended December 31,
                                                    --------------------------
                                                     2005      2004      2003
                                                    ------    ------    ------
 Operating activities:
  Net income (loss)                                $(5,336)  $    36   $(1,506)
    Adjustments to reconcile net income (loss)
     to net cash provided by (used in)
     operating activities:
    Provision for bad debts                            243        48       150
    Provision for inventory obsolescence               318       205       200
    Depreciation and amortization                    1,238     1,241     1,309
    Loss on disposal of assets                           -         -         8
    Legal settlement                                   647         -         -
  Changes in operating assets and liabilities:
    Accounts receivable                                403      (275)     (878)
    Inventories                                       (409)    1,141    (1,827)
    Prepaid expenses                                  (195)       56       350
    Other assets                                        62        46        21
    Accounts payable and accrued liabilities           675     (639)       927
    Deferred revenue                                (1,076)      553       (42)
                                                    ------    ------    ------
 Net cash provided by (used in) operating
  activities                                        (3,430)    2,412    (1,288)

 Investing activities:
  Cash paid in purchase of business, net of
   cash acquired                                         -         -       (79)
  Disposal of property, plant, and equipment
   in sale/leaseback transaction                     4,616         -         -
  Purchases of property, plant and equipment          (610)   (2,172)   (1,393)
                                                    ------    ------    ------
 Net cash provided by (used in) investing
  activities                                         4,006    (2,172)   (1,472)

 Financing activities:
  Borrowings on line of credit                           -       300         -
  Payments on line of credit                           (75)        -         -
  Proceeds from debt issuances                       2,263       350     1,500
  Proceeds from warrant issuances                    2,737         -         -
  Principal payments on debt and capital
   lease obligations                                (1,483)   (1,096)     (892)
  Issuances of common stock                            240       716       436
  Debt issuance costs                                 (426)        -         -
                                                    ------    ------    ------
 Net cash provided by financing activities           3,256       270     1,044
                                                    ------    ------    ------
 Net increase (decrease) in cash and cash
  equivalents                                        3,832       510    (1,716)
                                                    ------    ------    ------
 Cash and cash equivalents at beginning of year      2,430     1,920     3,636
                                                    ------    ------    ------
 Cash and cash equivalents at end of year          $ 6,262   $ 2,430   $ 1,920
                                                    ======    ======    ======
 Supplemental disclosure of cash flow information
  Cash paid during the year for interest           $   260   $   225   $   259
  Cash paid during the year for income taxes       $   140         -         -
  Non-cash warrant issue to broker                 $   248         -         -
  Property plant and equipment
    acquired under capital leases                  $   104         -         -

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

 The agreement required Medline to pay the Company a base royalty totaling $12,500,000 in quarterly installments that began on December 1, 2000 and ended on September 1, 2005. In addition to the base royalty, if Medline elects to market any of the Other Products under any of the Company's trademarks, Medline must pay the Company a royalty of between one percent and five percent of Medline's aggregate annual net sales of the Products and the Other Products, depending on the amount of the net sales. The Company and Medline amended the Distributor and License Agreement in April 2004 to extend the term of the agreement through November 30, 2008. The amended agreement specified an advance payment of $1,250,000, which the Company has received.

 The Company entered into a Supply Agreement with Medline effective December 1, 2000, which among other things, provides that the Company will manufacture Medline-brand dermal management products. The Supply Agreement is co-terminus with the amended Distributor and License Agreement.

 The Consumer Services Division markets or licenses bulk raw materials, specialty manufacturing services and finished consumer products. Principal sales of the Division are bulk raw materials which are sold to U.S. manufacturers who include the high quality extracts from Aloe vera L. in their finished products.

 The Company formed a subsidiary, DelSite Biotechnologies, Inc., in October 2001 as a vehicle to further the development and commercialization of its new proprietary complex carbohydrate (GelSite[R] polymer) that the Company is developing for use as a drug and vaccine delivery system.

 In December 2002 the Company entered into an agreement to acquire certain assets of the Custom Division of Creative Beauty Innovations, Inc. ("CBI"), including specialized manufacturing customer information, intellectual property and equipment. CBI is a privately-held manufacturer of skin and cosmetic products with operations in Fort Worth, Texas.

 Under the agreement, the Company paid CBI $1.6 million, including $0.6 million for inventory of CBI. In addition, for the five-year period ending in December 2007 the Company agreed to pay CBI an amount equal to 9.0909% of its net sales of CBI products to CBI's transferring customers up to $6.6 million per year and 8.5% of its net sales of CBI products to CBI's transferring customers over $6.6 million per year. The acquired assets include equipment and other physical property previously used by CBI's Custom Division to compound and package cosmetic formulations of liquids, creams, gels and lotions into bottles, tubes or cosmetic jars. The Company uses these assets in a substantially similar manner. The Company provides services to these customers through the Consumer Services Division's development and manufacturing services group. The Company recorded $100,000 for the purchase of equipment and $980,000 for the purchase of customer relationship intangibles in connection with the acquisition.

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

 CUSTOMER RELATIONSHIPS. In connection with the CBI acquisition described in Note One, the Company recorded a finite-lived intangible asset of $980,000 for customer relationships acquired. The Company is amortizing this intangible asset over five years, which is based on the estimated life of the customer relationships. Future amounts paid to the sellers based on a percentage of sales of CBI products as described in Note One will be recorded as an expense in the same period the corresponding sales are recorded. The Company recorded expenses of $262,000, $271,000 and $383,000 in 2005, 2004 and 2003, respectively, for royalties due under the agreement. The Company recorded expense for amortization of the intangible asset of $193,000 in each of the years 2005 and 2004 and $195,000 in 2003, and accumulated amortization of $588,000, $395,000 and $202,000 at December 31, 2005, 2004 and 2003, respectively. Amortization expenses over each of the next two years are expected to be approximately $200,000 per year.

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

 FREIGHT COSTS. Shipping costs incurred by the Company are included in the consolidated statement of operations in selling, general and administrative expenses and were $1,032,000, $914,000 and $1,230,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

 ADVERTISING COSTS.   Advertising  costs, included  in  selling, general  and
 administrative, are expensed as incurred and were $136,000, $240,000 and $190,000 for the years ended 2005, 2004 and 2003, respectively.

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

 The following table illustrates the effect on net income (loss) if the Company had applied the fair value recognition provision of FAS 123 to stock based compensation:

 ---------------------------------------------------------------------------
                                              2005        2004        2003
 ---------------------------------------------------------------------------
 Net income (loss) (in thousands):
      As reported                            $(5,336)    $    36     $(1,506)
      Less:  Stock-based compensation
       expense determined under fair
       value-based method                     (1,055)     (1,496)       (583)
                                              ------      ------      ------
      Pro forma net loss                     $(6,391)    $(1,460)    $(2,089)
                                              ======      ======      ======

      Basic and diluted shares outstanding    10,762      10,590      10,120

 Net income (loss) per share:
      Basic and diluted as reported          $ (0.50)    $  0.00     $ (0.15)
      Basic and diluted pro forma              (0.59)      (0.14)      (0.21)
 ---------------------------------------------------------------------------

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

 FAIR VALUE OF FINANCIAL INSTRUMENTS. The carrying value of the Company's cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities estimate fair value due to their relative short-term nature. The majority of the Company's debt approximates fair value due to the nature of the floating interest rates being charged. The fair value of the $5.0 million note payable is approximately $4.0 million, based on a valuation calculation using a market interest rate of 12.5%.

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

 In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payments", which replaces SFAS No. 123 "Accounting for Stock Based Compensation", and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees" and amends SFAS No. 95, "Statement of Cash Flows." SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. As such, pro forma disclosure in lieu of expensing is no longer an alternative. The new standard is effective in the first annual reporting period beginning after June 15, 2005. As of December 31, 2005, all outstanding options are vested. Therefore, the Company will recognize expense in future periods if new grants are made.


 NOTE THREE.  INVENTORIES

 The following summarizes the components of inventory at December 31, 2005 and 2004, in thousands:

                                                 2005          2004
 ---------------------------------------------------------------------------
 Raw materials and supplies                    $2,652        $2,306
 Work-in-process                                  322           514
 Finished goods                                 2,522         2,613
 Less obsolescence reserve                       (791)         (819)
 ---------------------------------------------------------------------------
 Total                                         $4,705        $4,614
 ---------------------------------------------------------------------------


 NOTE FOUR.  PROPERTY, PLANT AND EQUIPMENT

 Property, plant and equipment consisted of the following at December 31, 2005 and 2004, in thousands:
                                                         Estimated
                                  2005        2004      Useful Lives
 ---------------------------------------------------------------------------
 Land                           $   151     $ 1,391
 Buildings and improvements       2,702      10,297     7 to 25 years
 Furniture and fixtures             773         638     4 to  8 years
 Machinery and equipment         10,754       9,488     3 to 10 years
 Leasehold improvements           1,327       1,332     3 to 10 years
 Equipment under capital leases     490         392           5 years
 ---------------------------------------------------------------------------
 Total                           16,197      23,538
 Less accumulated depreciation
   and amortization               9,442      11,864
 ---------------------------------------------------------------------------
 Property, plant and
   equipment, net               $ 6,755     $11,674
 ---------------------------------------------------------------------------

 The net book value for equipment under capital leases as of December 31, 2005 and 2004, was $355,000 and $251,000, respectively.

 The net book value of property, plant and equipment in Costa Rica at December 31, 2005 and 2004 was $4,209,000 and $4,241,000, respectively.


 NOTE FIVE.  ACCRUED LIABILITIES

 The following summarizes significant components of accrued liabilities at December 31, 2005 and 2004, in thousands:
                                             2005           2004
 ---------------------------------------------------------------------------
 Accrued payroll                           $  215         $  267
 Accrued insurance                            166            194
 Accrued taxes                                117            290
 Accrued professional fees                    260            145
 Accrued rent                                 165            151
 Accrued interest                              37              -
 Accrued product recall costs                 251              -
 Other                                        374            281
 ---------------------------------------------------------------------------
 Total                                     $1,585         $1,328
 ---------------------------------------------------------------------------


 NOTE SIX.  LINE OF CREDIT

 The Company has a line of credit with Comerica Bank Texas ("Comerica") that provides for borrowings of up to $3 million based on the level of qualified accounts receivable and inventory. The line of credit is collateralized by accounts receivable and inventory. Borrowings under the line of credit bear interest at the bank's prime rate (7.25% at December 31, 2005) plus 0.5%.

 As of December 31, 2005, there was $1,812,000 outstanding on the credit line with $650,000 of credit available for operations, net of outstanding letters of credit of $538,000. The line of credit has no expiration date and is payable on demand.

 The Company's credit facilities with Comerica require the Company to maintain certain financial ratios. The covenants and the Company's position at December 31, 2005 are as follows:

 Covenant                   Covenant Requirement   Company's Position
 ---------                  --------------------   ------------------
 Total net worth                $12,200,000            $11,116,140
 Current ratio                      1.60                   2.40
 Liquidity ratio                    1.75                   4.94

 Although the Company was not in compliance with one of its financial-ratio covenants under the Comerica line of credit for the period ended December 31, 2005, Comerica has waived the event of non-compliance through March 31, 2006.

 The Company is in the process of renegotiating its financial-ratio covenants with Comerica. However, there can be no assurance that the Company will be successful and, if the covenants are not renegotiated, the Company will likely be in violation of the total net worth covenant in the future and will seek additional waivers from Comerica, however, there can be no assurance that Comerica will issue future waivers.

 The total net worth, current ratio and liquidity ratio covenant amounts and the Company's position are calculated as defined in the amendment. The covenant amounts for these ratios will remain at these same fixed amounts until maturity.


 NOTE SEVEN.  LONG-TERM DEBT

 In March 2003 the Company received a loan of $500,000 from Bancredito, a Costa Rica bank, with interest and principal to be repaid in monthly installments over eight years. The interest rate on the loan is the U.S. Prime Rate (7.25%) plus 2.0%. As of December 31, 2005, there was $361,000 outstanding on the loan.

 In September 2004 the Company received a loan of $350,000 from Bancredito, a Costa Rica bank, with interest and principal to be repaid in monthly installments over eight years. The interest rate on the loan is the U.S. Prime Rate (7.25%) plus 2.5%. As of December 31, 2005, there was $310,000 outstanding on the loan.

 Both the loans through Bancredito are secured by land and equipment in Costa Rica (with a carrying value of approximately $680,000).

 On November 18, 2005, the Company sold $5,000,000 aggregate principal amount of 6.0% subordinated notes. The notes mature, subject to certain mandatory prepayments discussed below, on November 18, 2009. Interest on the notes is payable quarterly in arrears. The notes require mandatory prepayment of all principal and interest in the event that the holder of such note exercises its Series A Warrant, which was also issued as part of the transaction, in full. The note is subordinate to the Company's indebtedness to Comerica Bank and certain other indebtedness. As of December 31, 2005, there was $5,000,000 outstanding on the note with an associated debt discount of $2,691,000 for a net balance of $2,309,000. The 5,000,000 warrants have a fair value of $4.8 million as determined by independent appraisers, and an allocated value of $2.7 million, which was recorded as a debt discount. Additionally, the Company incurred $674,000 of debt issue costs related to this financing arrangement, which will be amortized using the effective interest method over the term of the debt. As a result of the debt discount associated with the value of the warrants the effective interest rate on the debt is 30%.

 On December 20, 2005, the Company entered into a settlement agreement with Swiss-American Products, Inc. ("Swiss-American") and G. Scott Vogel to resolve all claims related to a lawsuit filed by Swiss-American in June 2001. The settlement agreement provides for, among other things, a cash payment of $400,000 and the issuance of a promissory note in favor of Swiss-American with an original principal balance of $400,000. The note bears interest at the rate of 6.0% per annum, payable quarterly in arrears, and all outstanding principal is due and payable in full, subject to certain mandatory prepayments discussed below, on December 20, 2009. The note requires mandatory prepayment of all principal and interest in the event that the holder of such note exercises its Series C Warrant, which was also issued as part of the settlement agreement, in full. The note is subordinate to the Company's indebtedness to Comerica Bank and certain other indebtedness. As of December 31, 2005, there was $400,000 outstanding on the note.

 The following summarizes annual maturities at December 31, 2005, in thousands:

                 2006                        $   108
                 2007                            107
                 2008                            112
                 2009                          5,517
                 2010                            125
                 Thereafter                      121
                                              ------
                 Subtotal                      6,090
                 Debt Discount                (2,691)
                                              ------
                 Total                       $ 3,399
                                              ======


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

 EMPLOYEE STOCK PURCHASE PLAN. The Company has an Employee Stock Purchase Plan under which employees may purchase shares of the Company's common stock. Prior to January 1, 2006 employees purchased shares at a price equal to the lesser of 85% of the market price of the Company's common stock on the last business day preceding the enrollment date (defined as January 1, April 1, July 1 or October 1 of any plan year) or 85% of the market price on the last business day of each month. Effective January 1, 2006, the purchase price is 95% of the market price of the Company's common stock on the last business day of each month. A maximum of 1,250,000 shares of common stock was reserved for purchase under this Plan. As of December 31, 2005, a total of 968,573 shares had been purchased by employees at prices ranging from $0.77 to $29.54 per share.

 STOCK OPTIONS. The Company has an incentive stock option plan which was approved by the shareholders in 2004 under which incentive stock options and nonqualified stock options may be granted to employees, consultants and non-employee directors. Options are granted at a price no less than the market value of the shares on the date of the grant, except for incentive options to employees who own more than 10% of the total voting power of the Company's Common Stock, which must be granted at a price no less than 110% of the market value. Employee options are normally granted for terms of 10 years. Options granted in 2005 were 100% vested on December 20, 2005. Options granted in 2004 vested at the rate of 50% per year beginning on the first anniversary of the grant date, with the remaining 50% receiving accelerated vesting on December 20, 2005. Options to non-employee directors have terms of ten years and are 100% vested on the grant date. The Company has reserved 500,000 shares of Common Stock for issuance under this plan. As of December 31, 2005, options to purchase 122,200 shares were available for future grants under the plan.

 The Company also has an incentive stock option plan which was approved by the shareholders in 1995 under which incentive stock options and nonqualified stock options were granted to employees, consultants and non-employee directors. Options were granted at a price no less than the market value of the shares on the date of the grant, except for incentive options to employees who own more than 10% of the total voting power of the Company's Common Stock, which were required to be granted at a price no less than 110% of the market value. Employee options were normally granted for terms of 10 years. Options granted through 2001 had various vesting rates and all such options still outstanding were fully vested at December 31, 2005. Options granted subsequent to 2001 vested at the rate of 50% per year beginning on the first anniversary of the grant date and all options outstanding received accelerated vesting on December 20, 2005. Options to non-employee directors have terms of ten years and are 100% vested on the grant date. The Company has reserved 2,250,000 shares of Common Stock for issuance under this plan. The Plan expired on April 1, 2005 after which no additional grants have been or may be made under the plan. In accordance with the provisions of the plan, all options issued under the plan and outstanding on the expiration date of the plan shall remain outstanding until the earlier of their exercise, forfeiture or lapse.

 Beginning January 1, 2006, the Company will be required to adopt the provisions of Statement of Financial Accounting Standards No. 123(R) "Share Based Payment" ("FAS 123(R)"), which requires the recognition of stock-based compensation associated with stock options as an expense in financial statements. The primary purpose of the vesting acceleration was to reduce the non-cash compensation expense that would have been recorded in future periods following the Company's adoption of FAS 123(R). As a result of accelerating these options in advance of the adoption of FAS 123(R), the Company expects to reduce the pre-tax stock option expense it would otherwise be required to record by an estimated $162,500 in 2006 and $4,400 in 2007.

 The following summarizes stock option activity for each of the three years in the period ended December 31, 2005 (shares in thousands):

                                                             Weighted
                                                             Average
                                                             Exercise
                                 Shares   Price Per Share     Price
 ---------------------------------------------------------------------------
 Balance, January 1, 2003       1,511     $ 1.05 to $28.75     $2.58

    Granted                       358     $ 1.58 to $ 4.26     $2.94
    Forfeited                     (73)    $ 1.05 to $10.25     $1.68
    Exercised                    (171)    $ 1.05 to $ 4.81     $1.41
 ---------------------------------------------------------------------------
 Balance, December 31, 2003     1,625     $ 1.05 to $28.75     $2.82

    Granted                       632     $ 3.90 to $ 5.30     $4.66
    Forfeited                    (204)    $ 1.05 to $28.75     $4.95
    Exercised                    (231)    $ 1.05 to $ 4.26     $1.62
 ---------------------------------------------------------------------------
 Balance December 31, 2004      1,822     $ 1.05 to $27.00     $3.38
    Granted                       226     $ 3.86 to $ 5.18     $3.95
    Forfeited                    (192)    $ 1.05 to $27.00     $4.31
    Exercised                     (42)    $ 1.05 to $ 4.81     $1.98
 ---------------------------------------------------------------------------
 Balance December 31, 2005      1,814     $ 1.05 to $ 7.50     $3.39
                               ======
 Options exercisable at
    December 31, 2003           1,326     $ 1.05 to $28.75     $2.81
 ---------------------------------------------------------------------------
 Options exercisable at
    December 31, 2004           1,440     $ 1.05 to $27.00     $3.13
 ---------------------------------------------------------------------------
 Options exercisable at
    December 31, 2005           1,814     $ 1.05 to $ 7.50     $3.39
 ---------------------------------------------------------------------------

 The following table summarizes information about stock options outstanding at December 31, 2005:

                          Options Outstanding       Options Exercisable
                    ------------------------------  -------------------
                             Weighted
                             Average     Weighted            Weighted
                   Shares   Remaining    Average    Shares   Average
    Range of        (In     Contractual  Exercise    (In     Exercise
 Exercise Prices thousands)    Life       Price   thousands)  Price
 ---------------------------------------------------------------------
 $ 7.50 to $ 7.50     28    1.01 years   $ 7.50       28     $ 7.50
 $ 3.86 to $ 5.30  1,023    7.19 years   $ 4.56    1,023     $ 4.56
 $ 1.75 to $ 2.50    375    4.04 years   $ 2.09      375     $ 2.09
 $ 1.05 to $ 1.50    388    4.30 years   $ 1.28      388     $ 1.28
                   -----                           -----
                   1,814    6.02 years   $ 3.39    1,814     $ 3.39
                   =====                           =====

 The fair value of each option granted was estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants to employees in 2005, 2004, and 2003, respectively: risk-free interest rates of 4.35%, 3.51% and 4.27%; expected dividend yields of 0%; expected volatility of 61.9%, 79.2% and 89.7% and expected term of 5 years for all periods presented. The weighted average fair values of options granted were $2.22, $3.11 and $2.20 in 2005, 2004 and 2003, respectively.

 STOCK WARRANTS. From time to time, the Company has granted warrants to purchase common stock to the Company's research consultants and other persons rendering services to the Company. The exercise price of such warrants was normally the market price or in excess of the market price of the common stock at date of issuance.

 On November 18, 2005, the Company sold $5,000,000 aggregate principal amount of 6.0% subordinated notes. In connection with the sale of the notes, the purchasers of the notes received (i) Series A Common Stock Purchase Warrants to purchase an aggregate of 2,500,000 shares of the Company's common stock, par value $.01 per share, and (ii) Series B Common Stock Purchase Warrants to purchase an aggregate of 2,500,000 shares of the Company's common stock. The 5,000,000 warrants have a fair value of $4.8 million, as determined by an independent appraisal, and an allocated value of $2.7 million, which was recorded as a debt discount. In addition, the placement agent involved in the offering of the notes and warrants received a Series A Warrant to purchase 200,000 shares of the Company's common stock, with a fair value of $248,000. All of the Series A Warrants have an exercise price of $5.00 per share, are immediately exercisable and expire, subject to certain acceleration events relating to the closing stock price, on November 18, 2009. All of the Series B Warrants have an exercise price of $10.00 per share, are immediately exercisable and expire on November 18, 2009.

 On December 20, 2005 the Company entered into a settlement agreement with Swiss-American and G. Scott Vogel to resolve all claims related to a lawsuit filed by Swiss-American in June 2001. The settlement agreement provides for, among other things, the issuance to Swiss-American of a Series C Common Stock Purchase Warrant to purchase a total of 200,000 shares of the Company's common stock, with a fair value of $248,000, and with an exercise price per share equal to $5.00 and which expires, subject to certain acceleration events relating to the closing stock price, on November 18, 2009.

 At December 31, 2004 there were no warrants outstanding.

 COMMON STOCK RESERVED.   At December  31, 2005, the  Company had reserved  a
 total of 7,617,708 common shares for future issuance relating to the employee stock purchase plan, stock option plan and warrants.


 NOTE NINE.  COMMITMENTS AND CONTINGENCIES

 On August 26, 2005, the Company issued a voluntary recall of Medline-labeled alcohol-free mouthwash. As a result of this recall, Medline initiated a voluntary recall of Personal Hygiene Admission kits containing the same alcohol-free mouthwash. The mouthwash, which passed industry standard testing at the time of release, was recalled due to the possibility that it may contain Burkholderia cepacia. The Company continues to coordinate with the FDA and the Texas Department of Health in its recall efforts and in the investigation of this matter. The Company has accrued at December 31, 2005, $251,000 as a reserve for costs incurred related to this product recall.

 On January 11, 2006, a lawsuit was filed in Circuit Court of Etowah County, Alabama styled as Sonya Branch and Eric Branch vs. Carrington Laboratories, Inc., Medline Industries, Inc., and Gadsden Regional Medical Center. Plaintiffs have alleged they were damaged by the mouthwash product. The amounts of damages have not been specified. The Company has $10,000,000 of product liability insurance. The Company and its insurance carrier intend to vigorously defend against these claims.

 On December 23, 2005, the Company completed a sale and leaseback transaction involving its corporate headquarters and manufacturing operations located in Irving, Texas to the Busby Family Trust and the Juice Trust, both of which are assignees of the original purchaser, none of which are related to the Company. The building and land were sold for a total sale price of $4.8 million. Net proceeds from the transaction amounted to $4.1 million, after deducting transaction-related costs and retiring the mortgage note related to the property. The Company recorded a gain on the transaction of approximately $30,000, which is being amortized over the term of the lease described below. Simultaneously, the Company agreed to lease the land and building from the purchaser for a period of 15 years, subject to two five-year renewal options. The rental payment for the first five years of the lease term is $470,000 per year and increases by 10.4% for each of the next two five-year increments. Rent for the renewal terms under this lease agreement will be the greater of 95% of the then current Market rent or the rent for the last year prior to renewal. The Company has accounted for this lease as an operating lease.

 The Company conducts a significant portion of its operations from four office/warehouse/distribution/laboratory facilities under operating leases. In addition, the Company leases certain office equipment under operating leases and certain manufacturing and transportation equipment under capital leases. Future minimum lease payments under noncancelable operating leases and the present value of future minimum capital lease payments as of December 31, 2005 were as follows, in thousands:

                                                Capital    Operating
                                                 Leases      Leases
 ---------------------------------------------------------------------
 2006                                             $  104     $ 1,419
 2007                                                 56       1,343
 2008                                                 38       1,185
 2009                                                 31       1,102
 2010                                                  5       1,125
 Thereafter                                            0       5,732
 ---------------------------------------------------------------------
 Total minimum lease payments                     $  234     $11,906
                                                              ======
 Amounts representing interest                       (27)
                                                   -----
 Present value of capital lease obligations          207
 Less current portion of capital lease obligations   (90)
                                                   -----
 Obligations under capital lease agreements,
   excluding the current portion                  $  117
                                                   =====

 Total rental expense under operating leases was $1,035,000, $881,000, and $774,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

 From time to time in the normal course of business, the Company is a party to various matters involving claims or possible litigation. Management believes the ultimate resolution of these matters will not have a material adverse effect on the Company's financial position or results of operations.

 The Company has outstanding a letter of credit in the amount of $338,000 which is used as security on the lease for the Company's laboratory and warehouse facility. The Company has outstanding a letter of credit in the amount of $100,000 which is used as security on a capital lease for equipment. The Company has outstanding a letter of credit in the amount of $100,000 which is used as security on the lease for the Company's corporate headquarters and manufacturing facility.


 NOTE TEN.  INCOME TAXES

 The tax effects of temporary differences that gave rise to deferred tax assets at December 31, 2005 and 2004 were as follows, in thousands:


                                             2005          2004
 ---------------------------------------------------------------------
 Net operating loss carryforward          $11,488       $ 9,274
 Research and development
    and other credits                         185           343
 Property, plant and equipment                 18           210
 Inventory                                    317           341
 Foreign tax credits                          144           125
 Other, net                                    52            55
 Bad debt reserve                             255           198
 Deferred income                              449           827
 ACI Stock Valuation                          204           204
 Accrued liability                              4            16
 Less - Valuation allowance               (13,116)      (11,593)
                                           ------        ------
                                          $     0       $     0
                                           ======        ======

 The Company has provided a valuation allowance against the entire net deferred tax asset at December 31, 2005 and 2004, due to the uncertainty as to the realization of the asset.

 The Company incurred $19,000 and $125,000 of foreign income tax expense related to the Company's operations in Costa Rica in 2005 and 2004, respectively. There was no foreign income tax expense incurred in 2003.

 The provision (benefit) for income taxes varies from the federal statutory rate as follows (in thousands):

                                             2005          2004
                                            ------        ------
 Taxes at federal statutory rate           $(1,814)      $    55
 Permanent differences                          14            13
 Unbenefitted foreign income taxes              19           125
 Unbenefitted foreign losses                   252             -
 Prior year adjustments                       (114)            -
 Expired and unbenefitted net
   operating loss carryforwards                  -        (5,575)
 Expired research and development credits      158           (42)
 Other                                         (19)           82
 Change in valuation allowance               1,523         5,467
                                            ------        ------
 Total tax provision                       $    19       $   125
                                            ======        ======

 The tax provision for 2003 varies from the federal statutory rate due primarily to changes in the valuation allowance.

 At December 31, 2005, the Company had net operating loss carryforwards of approximately $33.8 million for federal income tax purposes, which begin to expire in 2009, and research and development tax credit carryforwards of approximately $185,313, which began to expire in 2005, all of which are available to offset federal income taxes due in future periods. All net operating loss carryforwards will expire between the year 2009 and the year 2024.


 NOTE ELEVEN.  CONCENTRATIONS OF CREDIT RISK

 Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of trade accounts receivable. The Company's customers are not concentrated in any specific geographic region but are concentrated in the health care industry. Significant sales were made to three customers. Sales to Natural Alternatives International, Inc., ("Natural Alternatives"), a customer in the Consumer Services Division, accounted for 27%, 45%, and 36% of the Company's net sales in 2005, 2004 and 2003, respectively. Accounts receivable from Natural Alternatives represented 10% and 64% of gross accounts receivable at December 31, 2005 and 2004, respectively. Sales to Mannatech, Inc., ("Mannatech"), a customer in the Consumer Services Division, accounted for 7%, 2% and 3% of the Company's net sales in 2005, 2004 and 2003, respectively. Accounts receivable from Mannatech represented 21% and 0% of gross accounts receivable at December 31, 2005 and 2004, respectively. Sales to Medline Industries, Inc., ("Medline") a customer in the Medical Services Division, accounted for 27%, 23% and 26% of the Company's sales during 2005, 2004 and 2003, respectively. Accounts receivable from Medline represented 32% and 20% of the Company's gross accounts receivable at December 31, 2005 and 2004, respectively. The Company performs initial and ongoing credit evaluations of new and existing customers' financial condition and establishes an allowance for doubtful accounts based on factors surrounding the credit risk of specific customers and historical trends and other information.

 Accounts are considered past due after contractual terms (net 30 days) and are written-off after extensive collection efforts and nine months time. The following table summarizes the allowance for doubtful accounts activity for the period ended December 31, 2005 and 2004, in thousands.

            Balance at Beginning    Charges to                Balance at End
                of Period           Expenses      Deductions    of Period
 ---------------------------------------------------------------------------
 A/R Reserve-2005    $162             $243           $76           $329
 A/R Reserve-2004    $181             $ 48           $67           $162


 NOTE TWELVE.  NET INCOME (LOSS) PER SHARE

 The Company calculates basic earnings per share by dividing net earnings by the weighted average number of shares outstanding. Diluted earnings per share reflect the impact of outstanding stock options and warrants during the periods presented using the treasury stock method. The following table provides a reconciliation of the denominators utilized in the calculation of basic and diluted earnings per share with the amounts rounded to the nearest thousands, except per share amounts:

                                              2005        2004        2003
                                             ------      ------      ------
 Net income (loss)                          $(5,336)    $    36     $(1,506)
 Basic earnings (loss) per share:
   Weighted average number of common shares
     outstanding                             10,762      10,590      10,120
     Basic per share amount                 $ (0.50)    $  0.00     $ (0.15)
                                             ======      ======      ======
 Diluted earnings (loss) per share:
   Weighted average number of common shares
     outstanding                             10,762      10,590      10,120
   Dilutive effect of stock options and
      warrants                                    0         581           0
                                             ------      ------      ------
   Diluted weighted average number of
     common shares outstanding               10,762      11,171      10,120
   Diluted per share amount                 $ (0.50)    $  0.00     $ (0.15)
                                             ======      ======      ======

 At December 31, 2005, all of the Company's 1,814,081 common stock options and 5,400,000 warrants were excluded from its diluted earnings per share calculation as their effect was antidilutive due to the Company's net loss for the year.

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

 The Medical Services Division sells a comprehensive line of wound and skin care medical products and provides manufacturing services to customers in medical products markets. These products are primarily sold through a domestic, sole source distributor, where the products are ultimately marketed to hospitals, nursing homes, alternative care facilities, cancer centers, home health care providers and managed care organizations. International sales of these products account for less than 10% of the Division's consolidated net sales for the years ended December 31, 2005, 2004, and 2003.

 The Consumer Services Division sells and licenses consumer products and bulk raw materials that utilize the Company's patented complex carbohydrate technology into the consumer health and beauty care products markets. The Division also sells finished products, provides product development and manufacturing services to customers in the cosmetic and nutraceutical markets. These products are primarily sold domestically, with international sales accounting for less than 10% of the Division's consolidated net sales for the years ended December 31, 2005, 2004, and 2003.

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

 Net revenues represent revenues from external customers. Assets which are used in more than one segment are reported in the segment where the predominant use occurs. Total cash for the Company is included in the Corporate Assets figure. The accounting policies for segments are the same as described in Note Two.

 The segment data for the years ended December 31, 2005, 2004 and 2003 were as follows:

                                              2005        2004        2003
                                             ------      ------      ------
 Net revenues:
  Medical Services Division                 $10,543     $10,391     $10,782
  Consumer Services Division                 15,794      19,663      18,321
  DelSite                                     1,624         767           0
                                             ------      ------      ------
                                            $27,961     $30,821     $29,103
                                             ======      ======      ======
 Income (loss) before income taxes:
  Medical Services Division                 $(2,673)    $(1,861)    $(1,335)
  Consumer Services Division                    687       5,081       2,590
  DelSite                                    (3,350)     (3,059)     (2,761)
                                             ------      ------      ------
                                            $(5,336)    $   161     $(1,506)
                                             ======      ======      ======
 Identifiable assets:
  Medical Services Division                 $ 4,487     $ 6,094     $ 7,248
  Consumer Services Division                  8,636      12,129      12,813
  DelSite                                     1,428       1,978         324
  Corporate                                   7,438       2,816       2,399
                                             ------      ------      ------
                                            $21,989     $23,017     $22,784
                                             ======      ======      ======
 Capital expenditures:
  Medical Services Division                 $     0     $     0     $   291
  Consumer Services Division                    419         278         920
  DelSite                                       191       1,894         182
                                             ------      ------      ------
                                            $   610     $ 2,172     $ 1,393
                                             ======      ======      ======
 Depreciation and amortization:
  Medical Services Division                 $   197     $   244     $   357
  Consumer Services Division                    595         711         888
  DelSite                                       446         286          64
                                             ------      ------      ------
                                            $ 1,238     $ 1,241     $ 1,309
                                             ======      ======      ======


 NOTE FOURTEEN.  RELATED PARTY TRANSACTIONS

 At December 31, 2005, the Company had a 21.5% interest in a company which was formed in 1998 to acquire and develop a 5,000-acre tract of land in Costa Rica to be used for the production of Aloe vera L. leaves, the
 Company's primary raw material. The Company's initial investment was written off in 1998 and no additional investments have been made or are expected to be made. The Company has no influence on the business or operating decisions of this company and receives no timely financial information. Additionally, $132,675 and $92,250 was collected in 2005 and 2004, respectively, from this company against the fully reserved note receivable balances. The Company is accounting for its investment on the cost basis. The Company purchases Aloe vera L. leaves from this company at prices the Company believes are competitive with other sources. Such purchases totaled $888,000, $1,447,000 and $1,229,000 in 2005, 2004 and
 2003, respectively.

 On November 18, 2005, the Company sold $5,000,000 aggregate principal amount of 6.0% subordinated notes. The notes have a term of four years and mature on November 18, 2009. Interest on the notes is payable quarterly in arrears. In connection with the sale of the notes, the purchasers of the notes received (i) Series A Common Stock Purchase Warrants to purchase an aggregate of 2,500,000 shares of the Company's common stock, par value $.01 per share, and (ii) Series B Common Stock Purchase Warrants to purchase an aggregate of 2,500,000 shares of the Company's common stock. In addition, the placement agent involved in the offering of the notes and warrants received a Series A Warrant to purchase 200,000 shares of the Company's common stock. All of the Series A Warrants have an exercise price of $5.00 per share, are immediately exercisable and expire, subject to certain acceleration events relating to the closing stock price, on November 18, 2009. All of the Series B Warrants have an exercise price of $10.00 per share, are immediately exercisable and expire on November 18, 2009. The majority of the purchasers of the notes were existing shareholders of the Company's common stock. On November 18, 2005, immediately preceding the transaction, the largest individual investor held 6.3% of the Company's outstanding shares and collectively the group held 16.4%.


 NOTE FIFTEEN.  DEFERRED REVENUE

 Pursuant to the Distributor and License Agreement with Medline, as amended on April 9, 2004, the Company received, subject to certain refund rights more specifically described in the Amendment, an additional $1.25 million of royalties, to be paid upon the signing of the Amendment, in consideration of the extended term of the Distributor and License Agreement. The Company continues to recognize royalty income under this agreement, as amended, on a straight-line basis. At December 31, 2005, the Company had received $1.2 million more in royalties than it had recognized in income, which is recorded as deferred revenue on the balance sheet.


 NOTE SIXTEEN.  UNAUDITED SELECTED QUARTERLY FINANCIAL DATA

 The unaudited selected quarterly financial data below reflect the fiscal years ended December 31, 2005 and 2004, respectively.

 (Amounts in thousands, except per share amounts)
 ---------------------------------------------------------------------------
 2005                    1st Quarter  2nd Quarter  3rd Quarter  4th Quarter
 ---------------------------------------------------------------------------
 Net revenue               $8,182       $8,337       $5,633       $5,809
 Cost of product sales      4,872        4,718        4,056        4,935
 Net income (loss)            (80)          87       (1,574)      (3,769)
 Basic and diluted income
   (loss) per share        $(0.01)      $ 0.01       $(0.15)      $(0.35)
 ---------------------------------------------------------------------------
 2004                    1st Quarter  2nd Quarter  3rd Quarter  4th Quarter
 ---------------------------------------------------------------------------
 Net revenue               $7,340       $7,991       $7,729       $7,761
 Cost of product sales      4,573        4,813        4,391        4,473
 Net income (loss)           (245)         (36)         104          213
 Basic and diluted income
   (loss) per share        $(0.03)      $(0.00)      $ 0.01       $ 0.02
 ---------------------------------------------------------------------------


 NOTE SEVENTEEN.  SUPPLY CONCENTRATION

 Commodities or components used in the Company's production processes that can only be obtained from a single supplier could potentially expose the Company to risk of production interruption should the supplier be unable to deliver the necessary materials in a timely manner. The Company utilizes alcohol as a key part of its production process in Costa Rica. The Company engages the services of an alcohol refinery company, located adjacent to its facility, to repurify the alcohol used in its production utilizing a distillation process. The purified alcohol is then returned to the Company's inventory for further use. The Company is unaware of any other providers of this service in Costa Rica. Senior managers from the Company's Costa Rica operations meet regularly with owners and managers of the refinery company to discuss operational issues.


 NOTE EIGHTEEN.  EMPLOYEE BENEFIT PLANS

 The Company has a 401(k) Plan to provide eligible employees with a retirement savings plan. All employees are eligible to participate in the plan if they are age 21 years or older. Company matching contributions are made dollar for dollar up to 3% of pay and 50% for contributions greater than 3% of pay but not in excess of 5% of pay. The Company may make discretionary contributions upon direction of the Board of Directors. The Company's contribution expense for the years ended December 31, 2005, 2004 and 2003 was approximately $138,000, $129,000 and $134,000, respectively.

 Financial Statement Schedule
 Valuation and Qualifying Accounts
 (In thousands)

  Description                         Additions
                                   ----------------
                         Balance   Charged  Charged
                           at         to      to                   Balance
                        Beginning  Cost and  Other                 at End
                        of Period  Expenses Accounts  Deductions  of Period
 ---------------------------------------------------------------------------
 2005
 ---------------------------------------------------------------------------
 Bad debt reserve         $  162    $  243   $   -     $   76      $   329
 Inventory reserve           819       318       -        346          791
 Reserve Aloe & Herbs
   non-current notes and
   investments included
   in other assets           135         -       -        133            2
 Reserve for returns          35         -       -          -           35
 ---------------------------------------------------------------------------
 2004
 ---------------------------------------------------------------------------
 Bad debt reserve         $  181    $   48   $   -     $   67      $   162
 Inventory reserve           735       205       -        121          819
 Reserve Aloe & Herbs
   non-current notes and
   investments included
   in other assets           227         -       -         92          135
 Reserve for returns          35         -       -          -           35
 ---------------------------------------------------------------------------
 2003
 ---------------------------------------------------------------------------
 Bad debt reserve         $  110    $  150   $   -     $   79      $   181
 Inventory reserve           632       200       -         97          735
 Reserve for Aloe & Herbs
   non-current notes and
   investments included
   in other assets           377         -       -        150          227
 Reserve for returns         136         -       -        101           35

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


 Shareholders and Board of Directors
   Carrington Laboratories, Inc.


 We have audited the accompanying consolidated balance sheets of Carrington Laboratories, Inc. and subsidiaries as of December 31, 2005 and 2004 and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

 In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Carrington Laboratories, Inc. and subsidiaries as of December 31, 2005 and 2004, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

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

 Dallas, Texas
 March 1, 2006

                                  SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto dully authorized.

                                    Carrington Laboratories, Inc.



 Date:  March 30, 2006              By:  /s/ Carlton E. Turner, Ph.D., D.Sc.
                                    ----------------------------------------
                                    Carlton E. Turner, President,
                                    Chief Executive Officer and Director

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


 /s/ Carlton E. Turner         President, Chief Executive      March 30, 2006
 -------------------------         Officer and Director
 Carlton E. Turner, Ph.D.     (principal executive officer)
 D.Sc.


 /s/ Robert W. Schnitzius      Vice President and Chief        March 30, 2006
 -------------------------        Financial Officer
 Robert W. Schnitzius          (principal financial and
                                 accounting officer)


 /s/ Ronald R. Blanck                 Director                 March 30, 2006
 -------------------------
 Ronald R. Blanck, D.O.


 /s/ R. Dale Bowerman                 Director                 March 30, 2006
 -------------------------
 R. Dale Bowerman


 /s/ George DeMott                    Director                 March 30, 2006
 -------------------------
 George DeMott


 /s/ Thomas J. Marquez                Director                 March 30, 2006
 -------------------------
 Thomas J. Marquez


 /s/ Edwin Meese, III                 Director                 March 30, 2006
 -------------------------
 Edwin Meese, III


 /s/ Selvi Vescovi                    Director                 March 30, 2006
 -------------------------
 Selvi Vescovi

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

  4.6 Form of 6% Subordinated Promissory Note due 2009 dated November 18, 2005 between Carrington and several investors (incorporated by reference to Exhibit 4.1 to Carrington's Form 8-K as filed with the SEC on November 22, 2005).

  4.7 Form of Series A Common Stock Purchase Warrant dated November 18, 2005 between Carrington
             Laboratories, Inc. and several investors
             (incorporated by reference to Exhibit 4.2 to Carrington's Form 8-K as filed with the SEC on November 22, 2005).

  4.8 Form of Series B Common Stock Purchase Warrant dated November 18, 2005 between Carrington
             Laboratories, Inc. and several investors
             (incorporated by reference to Exhibit 4.3 to Carrington's Form 8-K as filed with the SEC on November 22, 2005).

  4.9 6% Subordinated Promissory Note due 2009 dated December 20, 2005 between Carrington and Swiss American Products, Inc. (incorporated by reference to Exhibit 4.1 to Carrington's Form 8-K as filed with the SEC on December 22, 2005).

  4.10 Form of Series C Common Stock Purchase Warrant dated November 22, 2005 between Carrington and Swiss American Products, Inc. (incorporated by reference to Exhibit 4.2 to Carrington's Form 8-K as filed with the SEC on December 22, 2005).

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

 10.7 Promissory Note of Aloe Commodities International, Inc.,dated June 17, 1998, payable to the order of the Registrant in the principal amount of $200,000 (incorporated herein by reference to Exhibit 10.4 to Carrington's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998).

 10.8 Letter agreements dated September 30, 1998 and November 4, 1998 between Aloe Commodities International, Inc. and the Registrant amending due date of Promissory Note dated June 17, 1998 from Aloe Commodities International, Inc. to the Registrant (incorporated herein by reference to Exhibit 10.2 to Carrington's Quarterly Report on Form 10-Q for the quarter ended September 30,
             1998).

 10.9 Letter Agreement dated February 4, 1999 between Aloe Commodities International, Inc. and the Registrant amending due date of Promissory Note dated June 17, 1998 from Aloe Commodities International, Inc. to the Registrant (incorporated herein by reference to Exhibit
             10.98 to Carrington's 1998 Annual Report on Form
             10-K).

 10.10 Promissory Note dated July 1, 1998 of Rancho Aloe, (C.R.) S.A. payable to the order of the Registrant in the principal amount of $186,655.00 (incorporated herein by reference to Exhibit 10.1 to Carrington's Quarterly Report on Form 10-Q for the quarter ended September 30,
             1998).

 10.11 Promissory Note of Aloe & Herbs International, Inc. dated November 23, 1998 payable to the order of the Registrant in the principal amount of $300,000 (incorporated herein by reference to Exhibit 10.92 to Carrington's 1998 Annual Report on Form 10-K).

 10.12 Letter Agreement dated September 29, 1999 between Aloe Commodities International, Inc. and Carrington Laboratories, Inc. (incorporated herein by reference to Exhibit 10.1 to Carrington's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999).

 10.13 # Distributor and License Agreement dated November 3, 2000 between Carrington Laboratories, Inc. and Medline Industries, Inc.(incorporated by reference to Exhibit 10.82 to Carrington's 1999 Annual Report on Form 10-K).

 10.14 #     Supply Agreement dated November 3, 2000 between
             Carrington Laboratories, Inc. and Medline
             Industries, Inc. (incorporated by reference to Exhibit 10.83 to Carrington's 1999 Annual Report on Form 10-K).

 10.15       Lease Agreement dated January 22, 2001 between
             Plazamerica, Inc and Carrington Laboratories, Inc.

 10.16 + Employee Stock Purchase Plan of Carrington Laboratories, Inc., as amended through May 17, 2001 (incorporated by reference to Exhibit 10.1 to Carrington's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).

 10.17 +     1995 Stock Option Plan of Carrington
             Laboratories, Inc., as Amended and Restated
             Effective January 15, 1998 and further amended through May 17, 2001 (incorporated by reference to Exhibit 10.2 to Carrington's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).

 10.18 Credit Agreement dated as of September 1, 2002, between Carrington Laboratories, Inc. and
             Comerica Bank.

 10.19       Advance Formula Agreement dated as of September
             1, 2002, between Carrington Laboratories, Inc., and Comerica Bank, Caraloe, Inc., and DelSite
             Biotechnologies, Inc.

 10.20 Amendment to Distributor and License Agreement and Supply Agreement between Carrington Laboratories, Inc., and Medline Industries, Inc. (incorporated by reference to Exhibit 10.1, filed on Carrington's Form 8-K on April 22,
             2004).

 10.21       2004 Stock Option Plan of Carrington
             Laboratories, Inc., (incorporated by reference to Exhibit 4.1 to Carrington's Form S-8
             Registration Statement filed with the SEC on August 17, 2004).

 10.22 Employee Stock Purchase Plan as amended through May 20, 2004 of Carrington Laboratories Inc. (incorporated by reference to Exhibit 4.1 to Carrington's Form S-8 Registration Statement filed with the SEC on August 17, 2005).

 10.23 Certificate of Pledge between Sabila Industrial, S.A., a Costa Rica Corporation and wholly-owned subsidiary of Carrington Laboratories, Inc., and Banco Credito Agricola de Cartage dated August 6, 2004 (incorporated by reference to Exhibit
             10.1 to Carrington's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).

 10.24 Amendment dated October 15, 2004 and effective as of July 1, 2004, to Credit agreement and Advanced Formula Agreement dated September 1, 2002, between Carrington Laboratories, Inc., and Comerica Bank, Caraloe, Inc., and DelSite Biotechnologies, Inc. (incorporated by reference to Exhibit 10.1, filed on Carrington's Form 8-K on October 21, 2004).

 10.25 #     Manufacturing Agreement between Sabila
             Industrial, S.A., a Costa Rica Corporation and wholly-owned subsidiary of Carrington
             Laboratories, Inc., and Miradent Products of Costa Rica, S.A., dated January 21, 2005
             (incorporated by reference to Exhibit 10.34 to Carrington's Form 10-K as filed with the SEC on March 28, 2005).

 10.26 One-year extension of the Strategic Collaboration Agreement between Carrington Laboratories, Inc., and Southern Research Institute, dated February 4, 2005 (incorporated by reference to Exhibit 10.1 to Carrington's Form 8-K as filed with the SEC on February 22,
             2005).

 10.27 # Supply Agreement dated June 1, 2005 between MedTrade Products, Ltd., and Carrington Laboratories, Inc., (incorporated by reference to Exhibit 10.1 filed on Carrington's quarterly report on Form 10-Q for the quarter ended June 30, 2005).

 10.28       Purchase and Sale Agreement dated October 20,
             2005, between Carrington and Rainier Capital
             Management, L.P. (incorporated by reference to Exhibit 99.3 to Carrington's Form 8-K as filed with the SEC on December 29, 2005).

 10.29       Note and Warrant Purchase Agreement dated
             November 18, 2005 between Carrington
             Laboratories, Inc. and several investors
             (incorporated by reference to Exhibit 10.1 to Carrington's Form 8-K as filed with the SEC on November 22, 2005).

 10.30 Placement Agent Agreement dated October 7, 2005, between Carrington and Stonewall Securities, Inc. (incorporated by reference to Exhibit 10.2 to Carrington's Form 8-K as filed with the SEC on November 22, 2005).

 10.31 Amendment to Placement Agent Agreement effective October 7, 2005, between Carrington and Stonewall Securities, Inc. (incorporated by reference to Exhibit 10.3 to Carrington's Form 8-K as filed with the SEC on November 22, 2005).

 10.32       Settlement Agreement and Mutual Release of All
             Claims dated as of December 20, 2005, by and among Swiss American Products, Inc., and G.
             Scott Vogel and Carrington (incorporated by reference to Exhibit 10.1 as filed with SEC on Carrington's Form 8-K on December 22, 2005).

 10.33       Master Lease Agreement among the Busby Family
             Trust and the Juice Trust (Landlords) and
             Carrington (Tenant) (incorporated by reference to Exhibit 99.2 to Carrington's Form 8-K as filed with the SEC on December 29, 2005).

 10.34 First Amendment to Purchase and Sale Agreement dated November 21, 2005 between Carrington and Ranier Capital Management, L.P. (incorporated by reference to Exhibit 99.4 to Carrington's Form 8-K as filed with the SEC on December 29, 2005).

 10.35 * +   Employee Stock Purchase Plan of Carrington
             Laboratories, Inc., Amendment No. 2 dated
             December 29, 2005 and effective as of January 1,
             2006.

 21.1 *      Subsidiaries of Carrington.

 23.1 *      Consent of Grant Thornton.

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


 *    Filed herewith.
 # Application has been made to the Securities and Exchange Commission for confidential treatment of certain provisions of this exhibit. Omitted material for which confidential treatment has been requested has been filed with the Securities and Exchange Commission.
 +    Management contract or compensatory plan.