Form 10-Q
period 2006-03-31
CARRINGTON LABORATORIES INC /TX/
filed 2006-05-05
CIK 718007

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549
                                  Form 10-Q

 (Mark One)
   ( x )  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 2006

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

 Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the
 Exchange Act. (Check one) Large accelerated filer [   ]
 Accelerated filer [   ]   Non-accelerated filer   [ X ]

 Indicate by check mark whether the registrant is a shell company (as defined
 in Rule 12b-2 of the Exchange Act).  Yes [   ]    No  [ X ]

 The number of shares of the registrant's common stock outstanding as of April 25, 2006 was 10,819,417.

                                    INDEX


                                                                     Page
                                                                     ----
      Part I.   FINANCIAL INFORMATION

           Item 1.   Financial Statements

                     Condensed Consolidated Balance Sheets
                     at March 31, 2006(unaudited) and
                     December 31, 2005                                 3

                     Condensed Consolidated Statements of
                     Operations for the three months ended
                     March 31, 2006 and 2005 (unaudited)               4

                     Condensed Consolidated Statements
                     of Cash Flows for the three months ended
                     March 31, 2006 and 2005 (unaudited)               5

                     Notes to Condensed Consolidated Financial
                     Statements (unaudited)                            6

           Item 2.   Management's Discussion and Analysis of
                     Financial Condition and Results of Operations    11

           Item 3.   Quantitative and Qualitative Disclosures
                     About Market Risk                                18

           Item 4.   Controls and Procedures                          18

      Part II.  OTHER INFORMATION

           Item 2.   Unregistered Sales of Equity Securities
                     and Use of Proceeds                              19

           Item 6.   Exhibits                                         19

                        PART I - FINANCIAL INFORMATION

 Item 1.   Financial Statements

 Carrington Laboratories, Inc.
 Condensed Consolidated Balance Sheets
 (Amounts in thousands)

                                                   March 31,   December 31,
                                                      2006         2005
                                                     ------       ------
                                                  (unaudited)
 ASSETS:
 Current Assets:
   Cash and cash equivalents                        $ 4,454      $ 6,262
   Accounts receivable, net                           3,162        2,679
   Inventories, net                                   4,919        4,705
   Prepaid expenses                                     540          392
                                                     ------       ------
 Total current assets                                13,075       14,038

 Property, plant and equipment, net                   6,667        6,755
 Customer relationships, net                            344          392
 Other assets, net                                      732          804
                                                     ------       ------
 Total assets                                       $20,818      $21,989
                                                     ======       ======
 LIABILITIES AND SHAREHOLDERS' EQUITY:
 Current Liabilities:
   Line of credit                                   $ 1,812      $ 1,812
   Accounts payable                                   2,321        2,092
   Accrued liabilities                                1,794        1,585
   Current portion of long-term debt and
     capital lease obligations                          175          188
   Deferred revenue                                   1,220        1,386
                                                     ------       ------
 Total current liabilities                            7,322        7,063

 Long-term debt and capital lease obligations,
   net of debt discount                               3,479        3,418

 Commitments and contingencies

 Shareholders' Equity:
 Common stock                                           108          108
 Capital in excess of par value                      57,226       57,185
 Accumulated deficit                                (47,314)     (45,782)
 Treasury stock at cost                                  (3)          (3)
                                                     ------       ------
 Total shareholders' equity                          10,017       11,508
                                                     ------       ------
 Total liabilities and shareholders' equity         $20,818      $21,989
                                                     ======       ======


       The accompanying notes are an integral part of these statements.

 Carrington Laboratories, Inc.
 Condensed Consolidated Statements of Operations (unaudited)
 (Dollar amounts and shares in thousands, except per share amounts)

                                                      Three Months Ended
                                                          March 31,
                                                      2006         2005
                                                     ------       ------

 Revenues:
   Net product sales                                $ 7,040      $ 7,255
   Royalty income                                       104          617
   Grant income                                         343          310
                                                     ------       ------
 Total revenues                                       7,487        8,182

 Costs and expenses:
   Cost of product sales                              5,600        4,872
   Selling, general and administrative                1,850        1,841
   Research and development                             203          264
   Research and development-DelSite                   1,156        1,320
   Other income                                          (7)         (80)
   Interest expense, net                                217           43
                                                     ------       ------
 Loss before income taxes                            (1,532)         (78)
 Provision for income taxes                               -            2
                                                     ------       ------
 Net loss                                           $(1,532)     $   (80)
                                                     ======       ======

 Basic and diluted loss per share                   $ (0.14)     $ (0.01)
                                                     ======       ======

 Basic and diluted average shares outstanding        10,810       10,731


       The accompanying notes are an integral part of these statements.

 Carrington Laboratories, Inc.
 Condensed Consolidated Statements of Cash Flows (unaudited)
 (Dollar amounts in thousands)

                                                         Three Months Ended
                                                              March 31,
                                                         2006          2005
                                                        ------        ------
 Cash flows used in operating activities
   Net loss                                            $(1,532)      $   (80)
   Adjustments to reconcile net loss to net
     cash provided by operating activities:
     Provision for bad debt                                 15            23
     Provision for inventory obsolescence                   45            45
     Depreciation and amortization                         329           329
     Interest expense related to debt discount              93             -
   Changes in assets and liabilities:
     Receivables                                          (498)        1,415
     Inventories                                          (259)         (696)
     Prepaid expenses                                     (148)         (332)
     Other assets                                           72            23
     Accounts payable and accrued liabilities              438           301
     Deferred revenue                                     (166)         (201)
                                                        ------        ------
    Net cash provided by (used in) operating
      activities                                        (1,611)          827


 Investing activities:
    Purchases of property, plant and equipment            (193)         (357)
                                                        ------        ------
   Net cash used in investing activities                  (193)         (357)

 Financing activities:
   Principal payments on debt and capital lease
     obligations                                           (45)         (493)
   Issuances of common stock                                41            49
                                                        ------        ------
   Net cash used in financing activities                    (4)         (444)

   Net increase (decrease) in cash and
     cash equivalents                                   (1,808)           26

   Cash and cash equivalents, beginning of period        6,262         2,430
                                                        ------        ------
   Cash and cash equivalents, end of period            $ 4,454       $ 2,456
                                                        ======        ======

     Cash paid during the period for interest          $   124       $    52


       The accompanying notes are an integral part of these statements.

 Notes to Condensed Consolidated Financial Statements (unaudited)

 (1)  Condensed Consolidated Financial Statements:

 The condensed consolidated balance sheet as of March 31, 2006, the condensed consolidated statements of operations and the condensed consolidated statements of cash flows for the three month periods ended March 31, 2006 and 2005 of Carrington Laboratories, Inc., (the "Company") have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments (which include all normal recurring adjustments) necessary to present fairly the consolidated financial position, results of operations and cash flows for all periods presented have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2005.


 (2)  Stock-Based Compensation:

 The Company has the Carrington Laboratories, Inc. 2004 Stock Option Plan and the Carrington Laboratories, Inc. 1995 Stock Option Plan under which the Company has granted nonqualified and incentive stock options to officers, employees, non-employee directors and consultants. Prior to January 1, 2006, the company accounted for stock-based awards to employees under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and related interpretations, as permitted by Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123").

 Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004),"Share-Based Payment," ("SFAS 123(R)") which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 ("SAB 107") relating to SFAS 123(R). The Company has applied the provisions of SAB 107 in our adoption of SFAS 123(R).

 The Company adopted SFAS 123(R) using the modified prospective transition method, which requires that application of the accounting standard as of January 1, 2006, the first day of the Company's fiscal year 2006. The consolidated financial statements as of and for the three months ended March 31, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Stock-based compensation expense recognized under SFAS 123(R) for the three months ended March 31, 2006 was $2,000. There was no stock-based compensation expense related to employee stock options recognized during the three months ended March 31, 2005.

 Effective December 18, 2005, the Company's Board of Directors approved the acceleration of the vesting of all outstanding and unvested options held by officers and employees under the incentive stock option plan. This action was taken to eliminate, to the extent permitted, the transition expenses that the Company otherwise would have incurred in connection with the adoption of SFAS 123 (R).

 The weighted average estimated grant date fair value, as defined by SFAS 123
 (R), for options granted under the Company's stock option plan during the three months ended March 31, 2006 was $2.63 per share.

 If the Company had applied the fair value recognition provision of SFAS  123
 (R) in the three month period ended March 31, 2005, the weighted average estimated grant date fair value for options granted during the three months ended March 31, 2005 under the Company's stock option plan would have been $2.91 per share.

 The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition principles of SFAS No. 123 to stock-based employee compensation during fiscal 2005.

 ----------------------------------------------------------------------------
 Three Months Ended March 31,                            2005
 ----------------------------------------------------------------------------

 Net income (loss) (in thousands):

   As reported                                        $   (80)
   Less: Stock-based compensation
         expense determined under
         fair value-based method                         (108)
                                                       ------
   Pro forma net income (loss)                        $  (188)
                                                       ======
 Net income (loss) per share:
   As reported                                        $ (0.01)
   Pro forma                                          $ (0.02)

 SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the statement of operations. Prior to the adoption of SFAS 123(R), the Company accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25 as allowed under SFAS 123. Under the intrinsic value method, no stock-based compensation had been recognized in the statement of operations, because the exercise price of the stock options granted to employees and directors equaled the fair market value of the underlying stock at the date of grant.

 Stock-based compensation expense recognized during a period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during that period. Stock-based compensation expense recognized in the statement of operations for the three months ended March 31, 2006 included compensation expense for share-based payment award granted on January 5, 2006. The Company uses the straight-line method of attributing the value of stock-based compensation to expense. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. For the one grant award made in 2006, forfeitures were estimated at zero. Additionally, for the one grant award in 2006 the vesting period is 2 years, the contractual life of the option is 10 years and the source of the shares to be issued upon exercise will be from new shares.

 The fair value of each option granted is estimated on the grant date using the Black-Scholes option pricing model which takes into account as of the grant date the exercise price and expected life of the option, the current price of the underlying stock and its expected volatility, expected dividends on the stock and the risk-free interest rate for the term of the option. The following is the average of the data used to calculate the fair value:

                 Risk-free        Expected        Expected          Expected
 March 31,     Interest Rate        Life         Volatility         Dividends
 ----------------------------------------------------------------------------

   2006           4.57%           5 years            62%                ---

 As of March 31, 2006, $11,600 of unrecognized compensation costs related to non-vested awards is expected to be recognized over the course of the following 21 months.


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

 In calculating the diluted loss per share for the three-month periods ended March 31, 2006 and 2005, no effect was given to options or warrants because the effect of including these securities would have been anti-dilutive. Total options outstanding as of March 31, 2006 and 2005 were 1,809,781 and 1,832,906 respectively. Total warrants outstanding as of March 31, 2006 were 5,400,000. There were no warrants outstanding as of March 31, 2005.


 (4)  Customer/Credit Concentration:

 Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of trade accounts receivable. The Company's customers are not concentrated in any specific geographic region but are concentrated in the health and personal care industry. Significant sales, defined as amounts in excess of ten percent (10%) of revenue, were made to four customers. Sales to Natural Alternatives International, Inc., ("Natural Alternatives") a customer in the Consumer Services Division, accounted for 28% and 48% of the Company's total revenue during the quarter ended March 31, 2006 and 2005, respectively. Sales to Bare Escentuals, ("Bare Escentuals") a customer in the Consumer Services Division, accounted for 10% and 4% of the Company's total revenue during the quarter ended March 31, 2006 and 2005, respectively. Sales to Novartis Consumer Health, Inc., ("Novartis") a customer in the Consumer Services Division, accounted for 11% and 0% of the Company's total revenue during the quarter ended March 31, 2006 and 2005, respectively. Sales to Medline Industries, Inc., ("Medline") a customer in the Medical Services Division, accounted for 25% and 23% of the Company's total revenue during the quarter ended March 31, 2006 and 2005, respectively.

 Customers with significant accounts receivable balances as of March 31, 2006, defined as amounts in excess of ten percent (10%) of gross receivables included Medline, ($750,000), Natural Alternatives, ($935,000), Bare Escentuals, ($462,400), and Novartis, ($370,100). Of these amounts, $904,200 has been collected as of April 25, 2006.


 (5)  Inventories:

 The following summarizes the components of inventory (in thousands):

                                             March 31,   December 31,
                                                2006         2005
                                               ------       ------
 Raw materials and supplies                   $ 2,782       $2,652
 Work-in-process                                  618          322
 Finished goods                                 2,230        2,522
 Less obsolescence reserve                       (711)        (791)
                                               ------       ------
 Total                                        $ 4,919      $ 4,705
                                               ======       ======


 (6)  Debt:

 The Company has a credit facility with Comerica Bank Texas ("Comerica") that provides for borrowings of up to $3 million based on the level of qualified accounts receivable and inventory. The credit facility is collateralized by accounts receivable and inventory. Borrowings under the credit facility bear interest at the bank's prime rate plus 0.5% (8.25% at March 31, 2006). As of March 31, 2006, there was $1,812,000 outstanding on the credit line with $650,000 of credit available for operations, net of outstanding letters of credit of $538,000. The credit facility has no expiration date and is payable on demand.

 The Company's credit facility with Comerica requires the Company to maintain certain financial ratios. The covenants and the Company's position at March 31, 2006 are as follows:

 Covenant              Covenant Requirement  Company's Position
 --------              --------------------  ------------------
 Total net worth            $12,200,000          $ 9,674,280
 Current ratio                  1.60                 2.02
 Liquidity ratio                1.75                 4.20

 Although the Company was not in compliance with one of its financial-ratio covenants under the Comerica credit facility for the period ended March 31, 2006, Comerica has waived the event of non-compliance through March 31, 2006. The Company anticipates renegotiating its financial-ratio covenants with Comerica and/or seeking a waiver for non-compliance in periods after March 31, 2006. However, there can be no assurance that the Company will be successful in renegotiating its covenants or obtaining a waiver. If the Company is unable to renegotiate its covenants or obtain a waiver and the existing covenant defaults continue, Comerica could accelerate the indebtedness under the Company's credit facility as well as all other debt that the Company has outstanding with Comerica, if any. In that event, the Company would be forced to refinance all of the Comerica indebtedness with another lender. Any such refinancing would likely contain interest rates and terms which are more burdensome for the Company than those presently in place under the Comerica facility, resulting in an adverse impact on liquidity.

 In November 2005, the Company sold $5,000,000 aggregate principal amount of 6.0% subordinated notes. The notes mature, subject to certain mandatory prepayments discussed below, on November 18, 2009. Interest on the notes is payable quarterly in arrears. The notes require mandatory prepayment of all principal and interest in the event that the holder of such note exercises its Series A Warrant, which was also issued as part of the transaction, in full. The note is subordinate to the Company's indebtedness to Comerica Bank and certain other indebtedness. As of March 31, 2006, there was $5,000,000 outstanding on the note with an associated debt discount of $2,593,200 for a net balance of $2,406,800.

 In December 2005, the Company entered into a settlement agreement with Swiss-American Products, Inc. ("Swiss-American") and G. Scott Vogel to resolve all claims related to a lawsuit filed by Swiss-American in June 2001. The settlement agreement provides for, among other things, the issuance of a promissory note in favor of Swiss-American with an original principal balance of $400,000. The note bears interest at the rate of 6.0% per annum, payable quarterly in arrears, and all outstanding principal is due and payable in full, subject to certain mandatory prepayments discussed below, on December 20, 2009. The note requires mandatory prepayment of all principal and interest in the event that the holder of such note exercises its Series C Warrant, which was also issued as part of the settlement agreement, in full. The note is subordinate to the Company's indebtedness to Comerica Bank and certain other indebtedness. As of March 31, 2006, there was $400,000 outstanding on the note.

 In September 2004, the Company received a loan of $350,000 from Bancredito, a Costa Rica bank, with interest and principal to be repaid in monthly installments over eight years. The interest rate on the loan is the U.S. Prime Rate plus 2.5% (10.25% at March 31, 2006). As of March 31, 2006, there was $301,000 outstanding on the loan.

 In March 2003, the Company received a loan of $500,000 from Bancredito, a Costa Rica bank, with interest and principal to be repaid in monthly installments over eight years. The interest rate on the loan is the U.S. Prime Rate plus 2.0% (9.75% at March 31, 2006). As of March 31, 2006, there was $346,000 outstanding on the loan. Both of the loans through Bancredito are secured by land and equipment in Costa Rica (with a carrying value of approximately $680,000).


 (7)  Income Taxes:

 The tax effects of temporary differences including net operating loss carryforwards have given rise to net deferred tax assets. At March 31, 2006 and December 31, 2005, the Company provided a valuation allowance against the entire balance of the net deferred tax assets due to the uncertainty as to the realization of the asset. At December 31, 2005, the Company had net operating loss carryforwards of approximately $33.8 million for federal income tax purposes, which begins to expire in 2009, and research and development tax credit carryforwards of approximately $185,300, all of which are available to offset federal income taxes due in current and future periods. For the three-month period ended March 31, 2006 and 2005, the Company recognized no benefit for income taxes.

 For the three month period ended March 31, 2006, the Company incurred no foreign income tax expense with $2,000 foreign income tax expense incurred for the same period in 2005.


 (8)  Contingencies:

 From time to time in the normal course of business, the Company is a party to various matters involving claims or possible litigation. Management believes the ultimate resolution of these matters will not have a material adverse effect on the Company's financial position or results of operations.


 (9)  Commitments:

 In December 2002, the Company purchased certain assets of the Custom Division of Creative Beauty Innovations, Inc. ("CBI"). As part of the purchase price for the acquired assets, for the five-year period ending in December 2007, the Company agreed to pay CBI an amount equal to 9.0909% of the Company's net sales up to $6,600,000 per year and 8.5% of the Company's net sales over $6,600,000 per year of CBI products to CBI's transferred customers. The Company recorded royalty expense of approximately $88,600 related to the sale of CBI products to CBI's transferred customers in the quarter ended March 31, 2006.


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

 Reportable Segments (in thousands)

                               Medical  Consumer
                              Services  Services  DelSite  Corporate   Total
 ----------------------------------------------------------------------------
 Quarter ended March 31, 2006
 Revenues from external
  customers                   $ 2,215   $ 4,929   $  343     $    -   $ 7,487
 Income (loss) before
  income taxes                   (8l8)       99     (813)         -    (1,532)
 Identifiable assets            5,249     8,288    1,591      5,690    20,818
 Capital expenditures              54       132        7          -       193
 Depreciation and
  amortization                     19       194      116          -       329

 Quarter ended March 31, 2005
 Revenues from external
  customers                   $ 2,672   $ 5,200   $  310     $    -   $ 8,182
 Income (loss) before
  income taxes                   (694)    1,626   (1,010)         -      (780)
 Identifiable assets            7,324    10,725    1,402      3,143    22,594
 Capital expenditures              26       192      139          -       357
 Depreciation and
   amortization                    29       223       77          -       329


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

 Prior to 1996, the Company generated most of its revenues from product sales in its Medical Services Division. In 1996, the Company launched its line of raw materials, including Manapol[R] powder, through its Consumer Services Division. In 2000, the Company entered into a five year Distributor and License Agreement with Medline granting Medline exclusive rights to distribute the Company's wound care products in the U.S. In 2001, the Company created its specialty manufacturing group to provide services to cosmetic, nutraceutical and medical markets. In December 2002, the Company acquired the assets of the custom division of CBI, which substantially increased revenues for the Consumer Services Division. In 2005 approximately 38% of the Company's revenues were generated through product sales and royalties in its Medical Services Division and 56% through sales of products and services in its Consumer Services Division and 6% through U.S. Federal grant income in its DelSite research and development subsidiary.

 For the quarter ended March 31, 2006, significant sales, defined as amounts in excess of ten percent (10%) of revenue, were made to four customers. Sales to Natural Alternatives, a customer in the Consumer Services Division, accounted for 28% and 48% of the Company's total revenue during the quarter ended March 31, 2006 and 2005, respectively. Sales to Bare Escentuals, a customer in the Consumer Services Division, accounted for 10% and 4% of the Company's total revenue during the quarter ended March 31, 2006 and 2005, respectively. Sales to Novartis, a customer in the Consumer Services Division, accounted for 11% and 0% of the Company's total revenue during the quarter ended March 31, 2006 and 2005, respectively. Sales to Medline, a customer in the Medical Services Division, accounted for 25% and 23% of the Company's total revenue during the quarter ended March 31, 2006 and 2005, respectively. Effective April 9, 2004, the Company entered into an amendment to the Medline Distributor and License Agreement which, among other things, extended the term of the Distributor and License Agreement, and the accompanying Supply Agreement, through November 30, 2008. The Company's supply agreement with Mannatech and its contract manufacturer, Natural Alternatives, expired in November 2005 and was not renewed. Since that time, the consistency in size and timing of orders from these customers has decreased materially. As a result of the purchase order nature of these sales, the Company is presently uncertain as to the future levels of sales, if any, to these two customers.

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


 LIQUIDITY AND CAPITAL RESOURCES

 Cash at March 31, 2006 was $4,454,000 versus $6,262,000 at December 31, 2005, a decrease of $1,808,000. The decrease was primarily due to the losses from operations of $1,532,000, plus an increase in accounts receivable of $498,000 due to the timing of sales made in late March. Additionally, the Company utilized $193,000 in capital expenditures to acquire operating assets. These disbursements were offset by an increase in accounts payable and accrued liabilities of $438,000.

 Sales to Natural Alternatives, Mannatech and Medline accounted for 26.6%, 6.6% and 26.6%, respectively, of the Company's total revenue in 2005. Further, in 2005 combined sales to Natural Alternatives and Mannatech decreased approximately $5.1 million or 35.5% from their 2004 levels. The Company's supply agreement with Natural Alternatives and Mannatech expired in November 2005 and was not renewed. Since that time, the consistency in size and timing of orders of these customers has decreased materially. First quarter 2006 sales to Natural Alternatives and Mannatech decreased 38.5% from the first quarter of 2005. However, when compared to the fourth quarter of 2005 sales increased 57.5%. As a result of the purchase order nature of these sales, the Company is presently uncertain as to the future levels of sales, if any, to these two customers. A significant decrease in orders from these two customers would have a material adverse impact on our liquidity.

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

 The Company has a credit facility with Comerica Bank Texas ("Comerica") that provides for borrowings of up to $3 million based on the level of qualified accounts receivable and inventory. The credit facility is collateralized by accounts receivable and inventory. Borrowings under the credit facility bear interest at the bank's prime rate plus 0.5% (8.25% at March 31, 2006). As of March 31, 2006, there was $1,812,000 outstanding on the credit line with $650,000 of credit available for operations, net of outstanding letters of credit of $538,000. The credit facility has no expiration date and is payable on demand.

 The Company's credit facility with Comerica requires the Company to maintain certain financial ratios. The covenants and the Company's position at March 31, 2006 are as follows:

 Covenant              Covenant Requirement  Company's Position
 --------              --------------------  ------------------
 Total Net Worth            $12,200,000           $9,674,280
 Current Ratio                  1.60                 2.02
 Liquidity Ratio                1.75                 4.20

 Although the Company was not in compliance with its total net worth covenant under the Comerica credit facility at each of the measuring points in the period ended March 31, 2006, Comerica has waived the event of non-compliance through March 31, 2006. The Company anticipates renegotiating its financial-ratio covenants with Comerica and/or seeking a waiver for non-compliance in periods after March 31, 2006. However, there can be no assurance that the Company will be successful in renegotiating its covenants or obtaining a waiver, and the Company's ability to do so may be adversely impacted by the uncertainty surrounding the Company's operating cash flow resulting from the present sales levels to Natural Alternatives and Mannatech. If the Company is unable to renegotiate its covenants or obtain a waiver and the existing covenant defaults continue, Comerica could accelerate the indebtedness under the Company's credit facility as well as all other debt that the Company has outstanding with Comerica, if any. In that event, the Company would be forced to refinance all of the Comerica indebtedness with another lender. Any such refinancing would likely contain interest rates and terms which are more burdensome for the Company than those presently in place under the Comerica facility, resulting in an adverse impact on liquidity.

 In November 2005, the Company sold $5,000,000 aggregate principal amount of 6.0% subordinated notes. The notes mature, subject to certain mandatory prepayments discussed below, on November 18, 2009. Interest on the notes is payable quarterly in arrears. The notes require mandatory prepayment of all principal and interest in the event that the holder of such note exercises its Series A Warrant, which was also issued as part of the transaction, in full. The note is subordinate to the Company's indebtedness to Comerica Bank and certain other indebtedness. As of March 31, 2006, there was $5,000,000 outstanding on the note with an associated debt discount of $2,593,200 for a net balance of $2,406,800.

 In December 2005, the Company entered into a settlement agreement with Swiss-American Products, Inc. ("Swiss-American") and G. Scott Vogel to resolve all claims related to a lawsuit filed by Swiss-American in June 2001. The settlement agreement provides for, among other things, the issuance of a promissory note in favor of Swiss-American with an original principal balance of $400,000. The note bears interest at the rate of 6.0% per annum, payable quarterly in arrears, and all outstanding principal is due and payable in full, subject to certain mandatory prepayments discussed below, on December 20, 2009. The note requires mandatory prepayment of all principal and interest in the event that the holder of such note exercises its Series C Warrant, which was also issued as part of the settlement agreement, in full. The note is subordinate to the Company's indebtedness to Comerica Bank and certain other indebtedness. As of March 31, 2006, there was $400,000 outstanding on the note.

 In September 2004, the Company received a loan of $350,000 from Bancredito, a Costa Rica bank, with interest and principal to be repaid in monthly installments over eight years. The interest rate on the loan is the U.S. Prime Rate plus 2.5% (10.25% at March 31, 2006). The loan is secured by certain of the Company's equipment. The proceeds of the loan are being used in the Company's operations. As of March 31, 2006, there was $301,000 outstanding on the loan.

 In March 2003, the Company received a loan of $500,000 from Bancredito, a Costa Rica bank, with interest and principal to be repaid in monthly installments over eight years. The interest rate on the loan is the U.S. Prime Rate plus 2.0% (9.75% at March 31, 2006). The loan is secured by a mortgage on an unused, 164-acre parcel of land owned by the Company in Costa Rica plus a lien on specified oral patch production equipment. The proceeds of the loan were used in the Company's operations. As of March 31, 2006, there was $346,000 outstanding on the loan.

 Pursuant to the Distributor and License Agreement with Medline, the Company received $12,500,000 in base royalties over a five-year period ending November 30, 2005. Effective April 9, 2004, the Company entered into an Amendment (the "Amendment") to the Distributor and License Agreement. The Amendment modified certain provisions contained in the Distributor and
 License Agreement and the Supply Agreement. Among other things, the Amendment extends the term of the Distributor and License Agreement and the term of the Supply Agreement through November 30, 2008, and subject to certain refund rights more specifically described in the Amendment, provided that the Company received an additional $1,250,000 of royalties in consideration of the extended term of the Distributor and License Agreement. The Company continues to recognize royalty income under this agreement, as amended, on a straight-line basis. At March 31, 2006, the Company had received $1,111,100 more in royalties than it had recognized in income, which is recorded as deferred revenue on the balance sheet.

 The Company anticipates capital expenditures in 2006 of approximately $790,000. The Company has spent $193,000 in the first three months of 2006 and anticipates spending $597,000 in the remaining nine months of the year. The expenditures will primarily be comprised of production and laboratory equipment and facility modifications.

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

 As a result of the current level of sales of raw materials produced at the Company's processing facility in Costa Rica, the Company's demand for Aloe vera L. leaves has exceeded the current and normal production capacity of its farm. It has therefore been necessary for the Company to purchase Aloe vera L. leaves from other sources in Costa Rica at prices comparable to the cost of acquiring leaves from the Company's farm. From time to time the Company also imports leaves from Central and South America at prices comparable to those in the local market. The Company anticipates that the suppliers it currently uses will be able to meet all of its requirements for leaves for the foreseeable future.

 Since March 1998, the Company has been a minority investor in Aloe and Herbs International, Inc., a Panamanian corporation ("Aloe & Herbs"), the owner of Rancho Aloe (C.R.), S.A., a Costa Rica corporation, which produces Aloe vera
 L. leaves and sells them to the Company at competitive, local market rates.


 RESULTS OF OPERATIONS

 Quarter ended March 31, 2006 compared to quarter ended March 31, 2005

 Revenue
 -------

 Revenue for the quarter ended March 31, 2006, decreased $695,000, or 8.5%, to $7,487,000, as compared to $8,182,000 during the quarter ended March 31, 2005.

 Consumer Services revenue for the quarter decreased $271,000, or 5.2%, to $4,929,000 versus $5,200,000 for the same quarter last year. The decrease in Consumer Services revenue was primarily due to decreased raw material sales of $1,505,000 to Natural Alternatives and Mannatech, as more fully discussed under "Liquidity and Capital Resources" above. This was partially offset by increased specialty manufacturing sales of $830,000 to Novartis and $377,000 to Bare Escentuals. However, the Company does not expect that revenues derived from sales to Novartis will continue consistently at this level in the future.

 Medical Services revenue during the quarter ended March 31, 2006 decreased by $457,000, or 17.1%, to $2,215,000 as compared to $2,672,000 for the quarter ended March 31, 2005. The decrease in Medical Services revenue was primarily attributable to a $513,000 decrease in royalty revenue due to the expiration of the original Distributor and License Agreement with Medline and the effect of the subsequent extension. Royalty revenue for the quarter ended March 31, 2006 was $104,000 as compared to $617,000 for the quarter ended March 31, 2005 Additionally, Domestic Woundcare sales decreased $153,000, or 15.4%, to $842,000 for the quarter ended March 31, 2006 as compared to $995,000 for the quarter ended March 31, 2005. These revenue decreases were partially offset by an increase in sales of Medline dermal-branded products of $191,000, or 24.2%, to $980,000 for the quarter ended March 31, 2006 as compared to $789,000 for the quarter ended March 31, 2005. These increased sales are attributable to higher demand from Medline's customers.

 DelSite grant revenues for the quarter increased 10.6%, or $33,000, to $343,000 versus $310,000 for the same quarter last year. The increase in DelSite grant revenues is primarily attributable to revenues recognized under the $6,000,000 challenge grant awarded by NIAID in October 2004. Grant revenue in the amount of $297,000 was recognized under this grant for the quarter ended March 31, 2006, as compared to $247,000 for the quarter ended March 31, 2005. Grant revenue in the amount of $46,000 was recognized under the SBIR grant for the quarter ended March 31, 2006 as compared to $63,000 for the quarter ended March 31, 2005.

 Product-Related Gross Margin
 ----------------------------

 Product-related gross margins for the quarter ended March 31, 2006, were $1,544,000 a decrease of $1,456,000, or 48.5%, over the first quarter 2005 figure of $3,000,000. Product-related gross margin as a percentage of product-related revenue fell to 21.6% during the first quarter of 2006 from 38.1% during the same quarter last year. The decrease in product-related gross margin was primarily attributable to a significant change in sales mix toward lower margin products.

 Selling, General and Administrative Expenses
 --------------------------------------------

 The Company experienced a slight increase of $9,000, or 0.5%, in selling, general and administrative expenses during the quarter ended March 31, 2006. These expenses totaled $1,850,000 as compared to $1,841,000 during the quarter ended March 31, 2005.

 Research and Development
 ------------------------

 Specialized research and development expenses in support of the Company's ongoing operations decreased by $61,000, or 23.1%, to $203,000 for the quarter ended March 31, 2006, as compared to $264,000 for the quarter ended March 31, 2005. The Company continues to focus the efforts of this group on product development in support of its manufacturing business.

 DelSite operates independently from the Company's other research and development program and is responsible for research, development and marketing of the Company's proprietary Gelsite[R] technology for controlled release and delivery of bioactive pharmaceutical ingredients. DelSite expenses during the quarter ended March 31, 2006, decreased $164,000, or 12.4%, to $1,156,000 as compared to $1,320,000 during the quarter ended March 31, 2005. The decrease is primarily due to costs incurred in 2005 for the successful Phase I clinical trial.

 Interest Expense
 ----------------

 Interest expense, net of interest income, during the quarter ended March 31, 2006, increased $174,000 or 404.7%, to $217,000 as compared to $43,000 for the quarter ended March 31, 2005. The increase in net interest expenses was a result of the amortization of the new debt-issue costs associated with the sale of the $5.0 million 6% subordinate notes, plus the amortization of the debt discount related to the same debt issue.

 Income Taxes
 ------------

 The Company recorded no foreign income taxes in the quarter ended March 31, 2006 related to its operations in Costa Rica. There was $2,000 of foreign income tax expense incurred in the quarter ended March 31, 2005.

 Net Loss
 --------

 Net loss for the quarter ended March 31, 2006, increased $1,452,000 to $1,532,000 as compared to net loss of $80,000 for the quarter ended March 31, 2005. The net loss was attributable to the reasons discussed above. Loss per share for the first quarter of 2006 was $0.14 per share compared to loss per share of $0.01 for the first quarter of 2005. Due to uncertainties surrounding future sales to Natural Alternatives and Mannatech, the Company may incur losses for the foreseeable future.


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

 Cautionary Statements for the Purposes of the "Safe Harbor" Provisions for "Forward-Looking Statements"

 Certain statements contained in this report are "forward-looking statements" within the meaning of Section 27A of the Act of 1933, as amended, and
 Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are subject to risks, uncertainties and other factors, which could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Potential risks and uncertainties include, but are not limited to, the ability of the Company and/or DelSite to obtain sufficient funds to finance DelSite's proposed activities; the ability of DelSite to successfully exploit the Company's new drug delivery technology; the ability of the Company to successfully engage in research and development of other products; the adequacy of the Company's cash resources and cash flow from operations to finance its current operations; the Company's intention, plan or ability to repurchase shares of its outstanding Common Stock; the Company's ability to obtain the quantity or quality of raw materials it needs; the impact of the litigation expense on the Company's financial condition; the level of revenues generated with respect to future dealings with Mannatech/Natural Alternatives; the future levels of royalty income; the future levels of sales revenues; the impact on the Company's financial condition related to the recall of Alcohol-Free Mouth Wash; the ability of the Company to renegotiate covenants under the credit facility; the ability of the Company to maintain compliance with such covenants; the ability of the Company to refinance the credit facility, if necessary; and the impact of governmental regulations. For further information about the risks, uncertainties and other factors that could cause the Company's results to differ materially from the results indicated by such forward-looking statements, refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2005.


 Item 3.   Quantitative and Qualitative Disclosures About Market Risk

 Fluctuations in interest rates on any variable rate debt instruments, which are tied to the prime rate, would affect the Company's earnings and cash flows but would not affect the fair market value of the variable rate debt. The Company's exposure to market risk from changes in foreign currency exchange rates and the supply and prices of Aloe vera L. leaves has not changed materially from its exposure at December 31, 2005, as described in the Company's Annual Report on Form 10-K for the year then ended. See also, "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."


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


 Part II   OTHER INFORMATION


 Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

 (c)    EQUITY SECURITIES REPURCHASE PROGRAM

 In March 2001, the Board of Directors authorized the Company to repurchase up to one million shares of its outstanding Common Stock. The Company believes it has the financial resources necessary to repurchase shares from time to time pursuant to the Board's repurchase authorization. The Company did not repurchase any shares of its outstanding Common Stock during the quarter ended March 31, 2006.


 Item 6.   Exhibits

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


                                    CARRINGTON LABORATORIES, INC.
                                         (Registrant)


 Date: May 4, 2006                 By:   /s/ Carlton E. Turner
                                         -----------------------------
                                         Carlton E. Turner,
                                         President and
                                         Chief Executive Officer
                                         (principal executive officer)



 Date: May 4, 2006                 By:   /s/ Robert W. Schnitzius
                                         -----------------------------
                                         Robert W. Schnitzius,
                                         Vice President and
                                         Chief Financial Officer
                                         (principal financial and
                                         accounting officer)

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