Form 10-Q
period 2006-06-30
CARRINGTON LABORATORIES INC /TX/
filed 2006-08-14
CIK 718007

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549
                                  Form 10-Q

 (Mark One)
   ( x )  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 2006

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

                                Not Applicable
            -----------------------------------------------------
             (Former name, former address and former fiscal year,
                        if changed since last report)

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

 Indicate by check mark whether the registrant is a shell company (as defined
 in Rule 12b-2 of the Exchange Act).  Yes [   ]    No  [ X ]

 The number of shares of the registrant's common stock outstanding as of July 13, 2006 was 10,874,977.

                                    INDEX


                                                                     Page
                                                                     ----
      Part I.   FINANCIAL INFORMATION

           Item 1.   Financial Statements

                     Condensed Consolidated Balance Sheets
                     at June 30, 2006 (unaudited) and
                     December 31, 2005                                 3

                     Condensed Consolidated Statements of
                     Operations for the three and six months
                     ended June 30, 2006 and 2005 (unaudited)          4

                     Condensed Consolidated Statements
                     of Cash Flows for the six months
                     ended June 30, 2006 and 2005 (unaudited)          6

                     Notes to Condensed Consolidated Financial
                     Statements (unaudited)                            7

           Item 2.   Management's Discussion and Analysis of
                     Financial Condition and Results of Operations    13

           Item 3.   Quantitative and Qualitative Disclosures
                     About Market Risk                                21

           Item 4.   Controls and Procedures                          21

      Part II.  OTHER INFORMATION

           Item 1.   Legal Proceedings                                23

           Item 1A.  Risk Factors                                     24

           Item 2.   Unregistered Sales of Equity Securities
                     and Use of Proceeds                              25

           Item 4.   Submission of Matters to a Vote of Securities
                     Holders                                          25

           Item 6.   Exhibits                                         26

                        PART I - FINANCIAL INFORMATION

 Item 1.   Financial Statements

 Carrington Laboratories, Inc.
 Condensed Consolidated Balance Sheets
 (Amounts in thousands)


                                                   June 30,    December 31,
                                                      2006         2005
                                                     ------       ------
                                                  (unaudited)

 ASSETS:
 Current Assets:
   Cash and cash equivalents                        $ 3,320      $ 6,262
   Accounts receivable, net                           2,150        2,679
   Inventories, net                                   4,435        4,705
   Prepaid expenses                                     426          392
                                                     ------       ------
 Total current assets                                10,331       14,038

 Property, plant and equipment, net                   6,483        6,755
 Customer relationships, net                            296          392
 Other assets, net                                      691          804
                                                     ------       ------
 Total assets                                       $17,801      $21,989
                                                     ======       ======
 LIABILITIES AND SHAREHOLDERS' EQUITY:
 Current Liabilities:
   Line of credit                                   $ 1,811      $ 1,812
   Accounts payable                                   1,672        2,092
   Accrued liabilities                                1,420        1,585
   Current portion of long-term debt and
     capital lease obligations                          176          188
   Deferred revenue                                   1,125        1,386
                                                     ------       ------
 Total current liabilities                            6,204        7,063

 Long-term debt and capital lease obligations,
   net of debt discount                               3,570        3,418

 Commitments and contingencies

 Shareholders' Equity:
 Common stock                                           109          108
 Capital in excess of par value                      57,390       57,185
 Accumulated deficit                                (49,469)     (45,782)
 Treasury stock at cost                                  (3)          (3)
                                                     ------       ------
 Total shareholders' equity                           8,027       11,508
                                                     ------       ------
 Total liabilities and shareholders' equity         $17,801      $21,989
                                                     ======       ======


       The accompanying notes are an integral part of these statements.

 Carrington Laboratories, Inc.
 Condensed Consolidated Statements of Operations (unaudited)
 (Dollar amounts and shares in thousands, except per share amounts)

                                                     Three Months Ended
                                                           June 30,
                                                      2006         2005
                                                     ------       ------
 Revenues:
   Net product sales                                $ 6,068      $ 7,224
   Royalty income                                       104          617
   Grant income                                         352          496
                                                     ------       ------
 Total revenues                                       6,524        8,337

 Costs and expenses:
   Cost of product sales                              5,043        4,718
   Selling, general and administrative                1,918        1,915
   Research and development                             162          188
   Research and development-DelSite                   1,325        1,415
   Other income                                          (9)         (53)
   Interest expense, net                                240           38
                                                     ------       ------
 Income (loss) before income taxes                   (2,155)         116
 Provision for income taxes                               -           29
                                                     ------       ------
 Net income (loss)                                  $(2,155)     $    87
                                                     ======       ======

 Basic and diluted earnings (loss) per share        $ (0.20)     $  0.01
                                                     ======       ======

 Basic average shares outstanding                    10,836       10,751

 Diluted average shares outstanding                  10,836       11,242


       The accompanying notes are an integral part of these statements.

 Carrington Laboratories, Inc.
 Condensed Consolidated Statements of Operations (unaudited)
 (Dollar amounts and shares in thousands, except per share amounts)

                                                      Six Months Ended
                                                           June 30,
                                                      2006         2005
                                                     ------       ------
 Revenues:
   Net product sales                                $13,107      $14,479
   Royalty income                                       208        1,235
   Grant income                                         695          806
                                                     ------       ------
 Total revenues                                      14,010       16,520

 Costs and expenses:
   Cost of product sales                             10,643        9,590
   Selling, general and administrative                3,767        3,757
   Research and development                             366          453
   Research and development-DelSite                   2,481        2,734
   Other income                                         (17)        (133)
   Interest expense, net                                457           82
                                                     ------       ------
 Income (loss) before income taxes                   (3,687)          37
 Provision for income taxes                               -           30
                                                     ------       ------
 Net income (loss)                                  $(3,687)     $     7
                                                     ======       ======

 Basic and diluted earnings (loss) per share        $ (0.34)     $  0.00
                                                     ======       ======

 Basic average shares outstanding                    10,823       10,741

 Diluted average shares outstanding                  10,823       11,361


       The accompanying notes are an integral part of these statements.

 Carrington Laboratories, Inc.
 Condensed Consolidated Statements of Cash Flows (unaudited)
 (Dollar amounts in thousands)

                                                          Six Months Ended
                                                              June 30,
                                                         2006          2005
                                                        ------        ------
 Cash flows used in operating activities
   Net income (loss)                                   $(3,687)      $     7
   Adjustments to reconcile net income (loss)
     to net cash provided by operating activities:
     Provision for bad debt                                 30             -
     Provision for inventory obsolescence                   90            10
     Depreciation and amortization                         652           626
     Interest expense related to debt discount             204             -
   Changes in assets and liabilities:
     Receivables                                           499           109
     Inventories                                           180          (989)
     Prepaid expenses                                      (34)         (361)
     Other assets                                          113            12
     Accounts payable and accrued liabilities             (585)          936
     Deferred revenue                                     (261)         (473)
                                                        ------        ------
   Net cash used in operating activities                (2,799)         (123)

 Investing activities:
    Purchases of property, plant and equipment            (284)         (580)
                                                        ------        ------
   Net cash used in investing activities                  (284)         (580)

 Financing activities:
   Principal payments on debt and capital lease
     obligations                                           (65)         (797)
   Issuances of common stock                               206           121
                                                        ------        ------
   Net cash provided by (used in) financing activities     141          (676)

   Net decrease in cash and cash equivalents            (2,942)       (1,379)

   Cash and cash equivalents, beginning of period        6,262         2,430
                                                        ------        ------
   Cash and cash equivalents, end of period            $ 3,320       $ 1,051
                                                        ======        ======
     Cash paid during the period for interest          $   195       $   101
     Cash paid during the period for income taxes      $     -       $   148


       The accompanying notes are an integral part of these statements.

 Notes to Condensed Consolidated Financial Statements (unaudited)

 (1)  Condensed Consolidated Financial Statements:

 The condensed consolidated balance sheet as of June 30, 2006, the condensed consolidated statements of operations for the three and six month periods ended June 30, 2006 and 2005 the condensed consolidated statements of cash flows for the six month periods ended June 30, 2006 and 2005 of Carrington Laboratories, Inc., (the "Company") have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments (which include all normal recurring adjustments) necessary to present fairly the consolidated financial position, results of operations and cash flows for all periods presented have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2005.


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

 The Company adopted SFAS 123(R) using the modified prospective transition method, which requires that application of the accounting standard as of January 1, 2006, the first day of the Company's fiscal year 2006. The consolidated financial statements as of and for the six months ended June 30, 2006, reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Stock-based compensation expense recognized under SFAS 123(R) for the three and six months ended June 30, 2006, was $7,800 and $9,400, respectively. There was no stock-based compensation expense related to employee stock options recognized during the three and six months ended June 30, 2005.

 Effective December 18, 2005, the Company's Board of Directors approved the acceleration of the vesting of all outstanding and unvested options held by officers and employees under the incentive stock option plan. This action was taken to eliminate, to the extent permitted, the transition expenses that the Company otherwise would have incurred in connection with the adoption of SFAS 123 (R).

 The weighted average estimated grant date fair value, as defined by SFAS 123
 (R), for options granted under the Company's stock option plan during the six months ended June 30, 2006, was $2.24 per share.

 If the Company had applied the fair value recognition provision of SFAS  123
 (R) in the six month period ended June 30, 2005, the weighted average estimated grant date fair value for options granted during the six months ended June 30, 2005, under the Company's stock option plan would have been $2.91 per share.

 The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition principles of SFAS No. 123 to stock-based employee compensation during fiscal 2005.


 ----------------------------------------------------------------------------
                                    Three Months Ended      Six Months Ended
                                         June 30,               June 30,
                                           2005                   2005
 ----------------------------------------------------------------------------
 Net income (loss) (in thousands):

  As reported                             $    87                $     7
  Less: Stock-based compensation
        expense determined under
        fair value-based method              (112)                  (220)
                                           ------                 ------
  Pro forma net income (loss)             $   (25)               $  (213)
                                           ======                 ======
 Net income (loss) per share:
  As reported                             $  0.01                $  0.00
  Pro forma                               $ (0.00)               $ (0.02)

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

 Stock-based compensation expense recognized during a period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during that period. Stock-based compensation expense recognized in the statement of operations for the three and six months ended June 30, 2006, included compensation expense for share-based payment awards granted on January 5, 2006 and May 18, 2006. The Company uses the straight-line method of attributing the value of stock-based compensation to expense. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. For the options granted on January 5, 2006, forfeitures were estimated at zero and for the options granted on May 18, 2006, forfeitures were estimated at 6%. Additionally, for both options granted in 2006 the vesting period is 2 years, the contractual life of the option is 10 years and the source of the shares to be issued upon exercise will be from new shares.

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

                 Risk-free        Expected        Expected          Expected
 June 30,      Interest Rate        Life         Volatility         Dividends
 ----------------------------------------------------------------------------

   2006           5.10%           5 years            62%                 -

 As of June 30, 2006, $107,200 of unrecognized compensation costs related to non-vested awards is expected to be recognized over the course of the following 23 months.


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

 The following data shows the amounts used in computing EPS and their effect on the weighted-average number of common shares and dilutive common share equivalents for the three months ended June 30, 2006 and 2005. At June 30, 2006, 1,727,031 common stock options were excluded from the diluted EPS calculation, as their effect was antidilutive. At June 30, 2005, 1,155,135 common stock options were excluded from the diluted EPS calculation, as their effect was antidilutive. The amounts are rounded to the nearest thousand, except per share amounts.

                                 For the three months ended June 30,    For the three months ended June 30,
                                                 2006                                   2005
                                -------------------------------------  -------------------------------------
                                   Loss         Shares      Per share    Income        Shares      Per share
                                (Numerator)  (Denominator)   amount    (Numerator)  (Denominator)    amount
 Basic EPS:
 ----------
 Net income (loss) available
   to common shareholders         $(2,155)     10,836       $ (0.20)      $    87      10,751      $  0.01
 Effect of dilutive securities:
   Stock Options                        0           0          0.00             0         491         0.00
                                   ------      ------        ------        ------      ------       ------
 Diluted EPS:
 ------------
 Net income (loss) available
   to common shareholders plus
   assumed conversions            $(2,155)     10,836       $ (0.20)      $    87      11,242      $  0.01
                                   ======      ======        ======        ======      ======       ======

 The following data shows the amounts used in computing EPS and their effect on the weighted-average number of common shares and dilutive common share equivalents for the six months ended June 30, 2006 and 2005. At June 30, 2006, 1,727,031 common stock options were excluded from the diluted EPS calculation as their effect was antidilutive. At June 30, 2005, 1,026,804 common stock options were excluded from the diluted EPS calculation, as their effect was antidilutive. The amounts are rounded to the nearest thousand, except per share amounts.

                                  For the six months ended June 30,      For the six months ended June 30,
                                                 2006                                   2005
                                -------------------------------------  -------------------------------------
                                   Loss         Shares      Per share     Income       Shares      Per share
                                (Numerator)  (Denominator)   amount    (Numerator)  (Denominator)   amount
 Basic EPS:
 ----------
 Net income (loss) available
   to common shareholders         $(3,687)     10,823       $ (0.34)      $     7      10,741      $  0.00
 Effect of dilutive securities:
   Stock Options                        0           0          0.00             0         620         0.00
                                   ------      ------        ------        ------      ------       ------
 Diluted EPS:
 ------------
 Net income (loss) available
   to common shareholders plus
   assumed conversions            $(3,687)     10,823       $ (0.34)      $     7      11,361      $  0.00
                                   ======      ======        ======        ======      ======       ======


 (4)  Customer/Credit Concentration:

 Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of trade accounts receivable. The Company's customers are not concentrated in any specific geographic region but are concentrated in the health and personal care industry. Significant sales, defined as amounts in excess of ten percent (10%) of revenue, were made to three customers. Sales to Natural Alternatives International, Inc., ("Natural Alternatives") a customer in the Consumer Services Division, accounted for 13% and 39% of the Company's total revenue during the quarter ended June 30, 2006 and 2005, respectively. Sales to Wormser Corporation ("Wormser") a customer in the Consumer Services Division, accounted for 17% and 0% of the Company's total revenue during the quarter ended June 30, 2006 and 2005, respectively. Sales to Medline Industries, Inc., ("Medline") a customer in the Medical Services Division, accounted for 26% and 22% of the Company's total revenue during the quarter ended June 30, 2006 and 2005, respectively.

 Customers with significant accounts receivable balances as of June 30, 2006, defined as amounts in excess of ten percent (10%) of gross receivables included Medline, ($770,300), Mannatech, Inc., ("Mannatech") ($365,600), and Wormser, ($276,500). Of these amounts, $127,500 has been collected as of July 13, 2006.


 (5)  Inventories:

 The following summarizes the components of inventory (in thousands):

                                              June 30,   December 31,
                                                2006         2005
                                               ------       ------
 Raw materials and supplies                   $ 2,890      $ 2,652
 Work-in-process                                  477          322
 Finished goods                                 1,804        2,522
 Less obsolescence reserve                       (736)        (791)
                                               ------       ------
 Total                                        $ 4,435      $ 4,705
                                               ======       ======

 (6)  Debt:

 The Company has a credit facility with Comerica Bank Texas ("Comerica") that provides for borrowings of up to $3 million based on the level of qualified accounts receivable and inventory. The credit facility is collateralized by accounts receivable and inventory. Borrowings under the credit facility bear interest at the bank's prime rate plus 0.5% (8.75% at June 30, 2006). As of June 30, 2006, there was $1,811,500 outstanding on the credit line with $650,500 of credit available for operations, net of outstanding letters of credit of $538,000. The credit facility has no expiration date and is payable on demand.

 The Company's credit facility with Comerica requires the Company to maintain certain financial ratios. The covenants and the Company's position at June 30, 2006, are as follows:

 Covenant              Covenant Requirement  Company's Position
 --------              --------------------  ------------------
 Total net worth              $12,200,000        $7,731,487
 Current ratio                    1.60               1.97
 Liquidity ratio                  1.75               3.02

 At June 30, 2006 and at each measuring point since July 31, 2005, the Company was not in compliance with one or more of its financial-ratio covenants under the Comerica credit facility. Comerica has waived the events of non-compliance through June 30, 2006. The Company anticipates renegotiating its financial-ratio covenants with Comerica and/or seeking a waiver for non-compliance in periods after June 30, 2006. However, there can be no assurance that the Company will be successful in renegotiating its covenants or obtaining a waiver. If the Company is unable to renegotiate its covenants or obtain a waiver and the existing covenant defaults continue, Comerica could accelerate the indebtedness under the Company's credit facility as well as all other debt that the Company has outstanding with Comerica, if any. In that event, the Company would be forced to refinance all of the Comerica indebtedness with another lender. Any such refinancing would likely contain interest rates and terms which are more burdensome for the Company than those presently in place under the Comerica facility, resulting in an adverse impact on liquidity.

 In November 2005, the Company sold $5,000,000 aggregate principal amount of 6.0% subordinated notes. The notes mature, subject to certain mandatory prepayments discussed below, on November 18, 2009. Interest on the notes is payable quarterly in arrears. The notes require mandatory prepayment of all principal and interest in the event that the holder of such note exercises its Series A Warrant, which was also issued as part of the transaction, in full. The notes are subordinate to the Company's indebtedness to Comerica Bank and certain other indebtedness. As of June 30, 2006, there was $5,000,000 outstanding on the notes with an associated debt discount of $2,487,000 for a net balance of $2,513,000.

 In December 2005, the Company entered into a settlement agreement with Swiss-American Products, Inc. ("Swiss-American") and G. Scott Vogel to resolve all claims related to a lawsuit filed by Swiss-American in June 2001. The settlement agreement provided for, among other things, the issuance of a promissory note in favor of Swiss-American with an original principal balance of $400,000. The note bears interest at the rate of 6.0% per annum, payable quarterly in arrears, and all outstanding principal is due and payable in full, subject to certain mandatory prepayments discussed below, on December 20, 2009. The note requires mandatory prepayment of all principal and interest in the event that the holder of such note exercises its Series C Warrant, which was also issued as part of the settlement agreement, in full. The note is subordinate to the Company's indebtedness to Comerica Bank and certain other indebtedness. As of June 30, 2006, there was $400,000 outstanding on the note.

 In September 2004, the Company received a loan of $350,000 from Bancredito, a Costa Rica bank, with interest and principal to be repaid in monthly installments over eight years. The interest rate on the loan is the U.S. Prime Rate plus 2.5% (10.75% at June 30, 2006). As of June 30, 2006, there was $293,000 outstanding on the loan.

 In March 2003, the Company received a loan of $500,000 from Bancredito, a Costa Rica bank, with interest and principal to be repaid in monthly installments over eight years. The interest rate on the loan is the U.S. Prime Rate plus 2.0% (10.25% at June 30, 2006). As of June 30, 2006, there was $332,000 outstanding on the loan. Both of the loans through Bancredito are secured by land and equipment in Costa Rica (with a carrying value of approximately $665,000).


 (7)  Income Taxes:

 The tax effects of temporary differences including net operating loss carryforwards have given rise to net deferred tax assets. At June 30, 2006 and December 31, 2005, the Company provided a valuation allowance against the entire balance of the net deferred tax assets due to the uncertainty as to the realization of the asset. At December 31, 2005, the Company had net operating loss carryforwards of approximately $33.8 million for federal income tax purposes, which begins to expire in 2009, and research and development tax credit carryforwards of approximately $185,300, all of which are available to offset federal income taxes due in current and future periods. For the three and six month periods ended June 30, 2006 and 2005, the Company recognized no benefit for income taxes.

 For the three and six month periods ended June 30, 2006, the Company incurred no foreign income tax expense. The Company incurred $29,000 of foreign income tax expense related to the Company's operations in Costa Rica during the second quarter of 2005 and $30,000 of foreign income tax expense for the six month period ended June 30, 2005.


 (8)  Contingencies:

 From time to time in the normal course of business, the Company is a party to various matters involving claims or possible litigation. Management believes the ultimate resolution of these matters will not have a material adverse effect on the Company's financial position or results of operations.


 (9)  Commitments:

 In December 2002, the Company purchased certain assets of the Custom Division of Creative Beauty Innovations, Inc. ("CBI"). As part of the purchase price for the acquired assets, for the five-year period ending in December 2007, the Company agreed to pay CBI an amount equal to 9.0909% of the Company's net sales up to $6,600,000 per year and 8.5% of the Company's net sales over $6,600,000 per year of CBI products to CBI's transferred customers. The Company recorded royalty expense of $98,600 related to the sale of CBI products to CBI's transferred customers in the quarter ended June 30, 2006, and $191,000 for the six months ended June 30, 2006.


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

 Reportable Segments (in thousands)

                               Medical  Consumer
                              Services  Services  DelSite  Corporate   Total
 ----------------------------------------------------------------------------
 Quarter ended June 30, 2006
 Revenues from external
  customers                   $ 2,216   $ 3,956  $   352     $    -   $ 6,524
 Loss before income taxes        (858)     (324)    (973)         -    (2,155)
 Identifiable assets            5,135     6,692    1,555      4,419    17,801
 Capital expenditures              26        63        3          -        92
 Depreciation and
  amortization                     12       194      117          -       323

 Quarter ended June 30, 2005
 Revenues from external
  customers                   $ 2,675   $ 5,166  $   496     $    -   $ 8,337
 Income (loss) before
  income taxes                   (174)    1,209     (919)         -       116
 Identifiable assets            7,658    11,629    1,724      1,801    22,812
 Capital expenditures              61       103       59          -       223
 Depreciation and
   amortization                    31       194       72          -       297

 Six months ended June 30, 2006
 Revenues from external
  customers                   $ 4,431   $ 8,884  $   695     $    -   $14,010
 Loss before income taxes      (1,765)     (136)  (1,786)         -    (3,687)
 Capital expenditures              79       195       10          -       284
 Depreciation and
  amortization                     30       389      233          -       652

 Six months ended June 30, 2005
 Revenues from external
  customers                   $ 5,347   $10,367  $   806     $    -   $16,520
 Income (loss) before
  income taxes                   (612)    2,577   (1,928)         -        37
 Capital expenditures              88       294      198          -       580
 Depreciation and
  amortization                     61       416      149          -       626


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

 For the quarter ended June 30, 2006, significant sales, defined as amounts in excess of ten percent (10%) of revenue, were made to three customers. Sales to Natural Alternatives, a customer in the Consumer Services Division, accounted for 13% and 39% of the Company's total revenue during the quarter ended June 30, 2006 and 2005, respectively. Sales to Wormser, a customer in the Consumer Services Division, accounted for 17% and 0% of the Company's total revenue during the quarter ended June 30, 2006 and 2005, respectively. Sales to Medline, a customer in the Medical Services Division, accounted for 26% and 22% of the Company's total revenue during the quarter ended June 30, 2006 and 2005, respectively. Effective April 9, 2004, the Company entered into an amendment to the Medline Distributor and License Agreement which, among other things, extended the term of the Distributor and License Agreement, and the accompanying Supply Agreement, through November 30, 2008. The Company's supply agreement with Mannatech and its contract manufacturer, Natural Alternatives, expired in November 2005 and was not renewed. Since that time, the consistency in size and timing of orders from these customers has decreased materially. As a result of the purchase order nature of these sales, the Company is presently uncertain as to the future levels of sales, if any, to these two customers.

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

 In March 2004, DelSite received a Small Business Innovation Research ("SBIR") grant award of up to $888,000 over a two-year period. In January 2006 the project end date of the grant was extended to November 30, 2006, with no additional funds awarded. The grant is funding additional development of GelVac[TM], DelSite's intranasal vaccine delivery platform technology. In October 2004 DelSite received notification of a $6,000,000 grant over a three-year period from the National Institute of Allergy and Infectious Diseases ("NIAID"). The $6,000,000 grant is funding a three-year preclinical program for the development of an inactivated influenza nasal powder vaccine against the H5N1 strain, commonly known as bird flu, utilizing the Company's proprietary GelVac[TM] delivery system. The grant was awarded under a biodefense and SARS product development initiative.


 LIQUIDITY AND CAPITAL RESOURCES

 Cash at June 30, 2006 was $3,320,000 versus $6,262,000 at December 31, 2005, a decrease of $2,942,000. The decrease in cash was primarily due to the losses from operations of $3,687,000. (See discussion in "Results of
 Operations".) Additionally, the Company utilized $284,000 in capital expenditures to acquire operating assets. These disbursements were offset by additional cash collections of $529,000 and by a reduction in inventory of $270,000, which is primarily attributable to the implementation of improved inventory management procedures. In addition the Company received $206,000 in proceeds from stock option exercises and employee stock purchases.

 Sales to Natural Alternatives and Mannatech accounted for 26.6% and 6.6%, respectively, of the Company's total revenue in 2005. For Natural Alternatives and Mannatech combined in 2005, 76.9% of their business came in the first half of the year, contributing significantly to record revenues in the first and second quarters, with a significant falloff in volume in the second half of the year. The Company's supply agreement with Natural Alternatives and Mannatech expired in November 2005 and was not renewed. Since that time, the consistency in size and timing of orders of these customers has decreased materially. Second quarter 2006 sales to Natural Alternatives and Mannatech decreased 63.5% from the second quarter of 2005 and 51.0% from the first quarter of 2006. For the first six months of 2006 sales to Natural Alternatives and Mannatech decreased 49.8% versus the same period in 2005. As a result of the purchase order nature of these sales, the Company is presently uncertain as to the future levels of sales, if any, to these two customers. The Company is actively engaged in marketing efforts to secure business with new customers and expand offerings to existing customers to offset the decrease in sales to Natural Alternatives and Mannatech.

 The Company has a credit facility with Comerica Bank Texas ("Comerica") that provides for borrowings of up to $3 million based on the level of qualified accounts receivable and inventory. The credit facility is collateralized by accounts receivable and inventory. Borrowings under the credit facility bear interest at the bank's prime rate plus 0.5% (8.75% at June 30, 2006). As of June 30, 2006, there was $1,811,500 outstanding on the credit line with $650,500 of credit available for operations, net of outstanding letters of credit of $538,000. The credit facility has no expiration date and is payable on demand.

 The Company's credit facility with Comerica requires the Company to maintain certain financial ratios. The covenants and the Company's position at June 30, 2006, are as follows:

 Covenant              Covenant Requirement  Company's Position
 --------              --------------------  ------------------
 Total net worth              $12,200,000        $7,731,487
 Current ratio                    1.60               1.97
 Liquidity ratio                  1.75               3.02

 At June 30, 2006  and  at  each  measuring point  since July  31,  2005, the
 Company was  not  in compliance  with  one or  more  of its  financial-ratio covenants under the Comerica credit facility. Comerica has waived the events of non-compliance through June 30, 2006. The Company anticipates renegotiating its financial-ratio covenants with Comerica and/or seeking a waiver for non-compliance in periods after June 30, 2006. However, there can be no assurance that the Company will be successful in renegotiating its covenants or obtaining a waiver, and the Company's ability to do so may be adversely impacted by the uncertainty surrounding the Company's operating cash flow resulting from the present sales levels to Natural Alternatives and Mannatech. If the Company is unable to renegotiate its covenants or obtain a waiver and the existing covenant defaults continue, Comerica could accelerate the indebtedness under the Company's credit facility as well as all other debt that the Company has outstanding with Comerica, if any. In that event, the Company would be forced to refinance all of the Comerica indebtedness with another lender. Any such refinancing would likely contain interest rates and terms which are more burdensome for the Company than those presently in place under the Comerica facility, resulting in an adverse impact on liquidity.

 In November 2005, the Company sold $5,000,000 aggregate principal amount of 6.0% subordinated notes. The notes mature, subject to certain mandatory prepayments discussed below, on November 18, 2009. Interest on the notes is payable quarterly in arrears. The notes require mandatory prepayment of all principal and interest in the event that the holder of such note exercises its Series A Warrant, which was also issued as part of the transaction, in full. The notes are subordinate to the Company's indebtedness to Comerica Bank and certain other indebtedness. As of June 30, 2006, there was $5,000,000 outstanding on the notes with an associated debt discount of $2,487,000 for a net balance of $2,513,000.

 In December 2005, the Company entered into a settlement agreement with Swiss-American Products, Inc. ("Swiss-American") and G. Scott Vogel to resolve all claims related to a lawsuit filed by Swiss-American in June 2001. The settlement agreement provided for, among other things, the issuance of a promissory note in favor of Swiss-American with an original principal balance of $400,000. The note bears interest at the rate of 6.0% per annum, payable quarterly in arrears, and all outstanding principal is due and payable in full, subject to certain mandatory prepayments discussed below, on December 20, 2009. The note requires mandatory prepayment of all principal and interest in the event that the holder of such note exercises its Series C Warrant, which was also issued as part of the settlement agreement, in full. The note is subordinate to the Company's indebtedness to Comerica Bank and certain other indebtedness. As of June 30, 2006, there was $400,000 outstanding on the note.

 In September 2004, the Company received a loan of $350,000 from Bancredito, a Costa Rica bank, with interest and principal to be repaid in monthly installments over eight years. The interest rate on the loan is the U.S. Prime Rate plus 2.5% (10.75% at June 30, 2006). The loan is secured by certain of the Company's equipment. The proceeds of the loan are being used in the Company's operations. As of June 30, 2006, there was $293,000 outstanding on the loan.

 In March 2003, the Company received a loan of $500,000 from Bancredito, a Costa Rica bank, with interest and principal to be repaid in monthly installments over eight years. The interest rate on the loan is the U.S. Prime Rate plus 2.0% (10.25% at June 30, 2006). The loan is secured by a mortgage on an unused, 164-acre parcel of land owned by the Company in Costa Rica plus a lien on specified oral patch production equipment. The proceeds of the loan were used in the Company's operations. As of June 30, 2006, there was $332,000 outstanding on the loan.

 Pursuant to the Distributor and License Agreement with Medline, the Company received $12,500,000 in base royalties over a five-year period ending November 30, 2005. Effective April 9, 2004, the Company entered into an Amendment (the "Amendment") to the Distributor and License Agreement. The Amendment modified certain provisions contained in the Distributor and License Agreement and the Supply Agreement. Among other things, the Amendment extends the term of the Distributor and License Agreement and the term of the Supply Agreement through November 30, 2008, and subject to certain refund rights more specifically described in the Amendment, provided that the Company received an additional $1,250,000 of royalties in consideration of the extended term of the Distributor and License Agreement. The Company continues to recognize royalty income under this agreement, as amended, on a straight-line basis. At June 30, 2006, the Company had received $1,007,000 more in royalties than it had recognized in income, which is recorded as deferred revenue on the balance sheet.

 The Company anticipates capital expenditures in 2006 of approximately $447,000. The Company has spent $284,000 in the first six months of 2006 and anticipates spending $163,000 in the remaining six months of the year. The expenditures will primarily be comprised of production and laboratory equipment and facility modifications.

 The Company has limited liquidity and capital resources and must obtain significant additional capital resources in the future in order to sustain its product development efforts and provide for preclinical and clinical testing of its anticipated products, pursuit of regulatory approvals, acquisition of capital equipment, and general operating expenses. Until the Company's operations generate significant revenues from product sales, it must rely on cash reserves, available funds under its credit facility, proceeds from equity and debt offerings and government grants and funding from collaborative arrangements, if obtainable, to fund its operations.

 The Company intends to pursue opportunities to obtain additional financing in the future through equity and debt financings, research and development grants and collaborative research arrangements. The source, timing and availability of any future financing or other arrangement will depend principally upon market conditions and, more specifically, on the Company's ability to replace lost sales volumes in its Consumer Services Division and on progress in its DelSite subsidiary on preclinical and future clinical development programs and pursuit of licensing arrangements. Funding may not be available when needed-at all, or on terms acceptable to the Company. While the Company's cash requirements may vary, it currently expects that its existing capital resources will be sufficient to fund the Company's operations through the first quarter of 2007. Default under any of the Company's debt or lease obligations could shorten the length of such time period. Lack of necessary funds may require us to further delay, scale back or eliminate some or all of our research and product development programs and/or our capital expenditures or to license our potential products or technologies to third parties.

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


 RESULTS OF OPERATIONS

 Quarter ended June 30, 2006 compared to quarter ended June 30, 2005

 Revenue
 -------

 Revenue for the quarter ended June 30, 2006, decreased $1,813,000, or 21.7%, to $6,524,000, as compared to $8,337,000 during the quarter ended June 30, 2005.

 Consumer Services revenue for the quarter decreased $1,210,000, or 23.4%, to $3,956,000 versus $5,166,000 for the same quarter last year. The decrease in Consumer Services revenue was primarily due to decreased raw material sales of $2,054,000 to Natural Alternatives and Mannatech, as more fully discussed under "Liquidity and Capital Resources" above. This was partially offset by increased specialty manufacturing sales of $1,107,000 to a new customer, Wormser.

 Medical Services revenue during the quarter ended June 30, 2006 decreased by $459,000, or 17.2%, to $2,216,000 as compared to $2,675,000 for the quarter ended June 30, 2005. The decrease in Medical Services revenue was primarily attributable to a $513,000 decrease in royalty revenue due to the expiration of the original Distributor and License Agreement with Medline and the reduced royalty level in the subsequent extension. Royalty revenue for the quarter ended June 30, 2006 was $104,000 as compared to $617,000 for the quarter ended June 30, 2005. Domestic Woundcare sales decreased $36,000, or 4.3%, to $798,000 for the quarter ended June 30, 2006 as compared to $834,000 for the quarter ended June 30, 2005. In addition, sales of Medline dermal-branded products decreased $11,000, or 1.2%, to $944,000 for the quarter ended June 30, 2006 as compared to $955,000 for the quarter ended June 30, 2005. These revenue decreases were more than offset by an increase in international woundcare sales of $112,000, or 47.9%, to $346,000 for the quarter ended June 30, 2006, as compared to $234,000 for the quarter ended June 30, 2005. These increased sales were attributable to the addition of new international customers in Europe.

 DelSite grant  revenues for  the quarter  decreased 29.0%,  or $144,000,  to
 $352,000 versus $496,000 for the same quarter last year. The decrease in DelSite grant revenues was primarily attributable to the winding down of the SBIR Grant which is in its final stages and has been extended until November 30, 2006. Grant revenue in the amount of $12,000 was recognized under this grant for the quarter ended June 30, 2006, as compared to $130,000 for the quarter ended June 30, 2005. Grant revenue in the amount of $340,000 was recognized under the October 2004 NIAID challenge grant for the quarter ended June 30, 2006, as compared to $366,000 for the quarter ended June 30, 2005.

 Product-Related Gross Margin
 ----------------------------

 Product-related gross margins for the quarter ended June 30, 2006, were $1,129,000, a decrease of $1,994,000, or 63.8%, from the second quarter 2005 figure of $3,123,000. Product-related gross margin as a percentage of product-related revenue fell to 18.3% during the second quarter of 2006 from 39.8% during the same quarter last year. The decrease in product-related gross margin was primarily attributable to a significant change in sales mix toward lower margin products, increased unfavorable manufacturing variances of $388,000 and a $513,000 decrease in royalty revenue, which has no associated cost of goods sold.

 Selling, General and Administrative Expenses
 --------------------------------------------

 The Company experienced a slight increase of $3,000, or 0.2%, in selling, general and administrative expenses during the quarter ended June 30, 2006. These expenses totaled $1,918,000 as compared to $1,915,000 during the quarter ended June 30, 2005.

 Research and Development
 ------------------------

 Specialized research and development expenses in support of the Company's ongoing operations decreased by $26,000, or 13.8%, to $162,000 for the quarter ended June 30, 2006, as compared to $188,000 for the quarter ended June 30, 2005. The Company continues to focus the efforts of this group on product development in support of its manufacturing business.

 DelSite operates independently from the Company's other research and development program and is responsible for research, development and marketing of the Company's proprietary Gelsite[R] technology for controlled release and delivery of bioactive pharmaceutical ingredients. DelSite expenses during the quarter ended June 30, 2006, decreased $90,000, or 6.4%, to $1,325,000 as compared to $1,415,000 during the quarter ended June 30, 2005. The decrease was primarily due to one-time costs incurred in 2005 for the successful Phase I clinical trial.

 Interest Expense
 ----------------

 Interest expense, net of interest income, during the quarter ended June 30, 2006, increased $202,000 or 531.6%, to $240,000 as compared to $38,000 for the quarter ended June 30, 2005. The increase in net interest expenses was a result of the amortization of $42,000 in new debt-issue costs associated with the sale of the $5.0 million 6% subordinate notes, plus $106,000 amortization of the debt discount related to the same debt issue.

 Income Taxes
 ------------

 The Company recorded no foreign income taxes in the quarter ended June 30, 2006 related to its operations in Costa Rica. There was $29,000 of foreign income tax expense incurred in the quarter ended June 30, 2005.

 Net Loss
 --------

 Net loss for the quarter ended June 30, 2006, increased $2,242,000 to $2,155,000 as compared to net income of $87,000 for the quarter ended June 30, 2005. The net loss was attributable to the reasons discussed above. Loss per share for the second quarter of 2006 was $0.20 per share compared to a net income per share of $0.01 for the second quarter of 2005. Due to uncertainties surrounding future sales to Natural Alternatives and Mannatech, the Company may incur losses for the foreseeable future.


 Six months ended June 30, 2006 compared to six months ended June 30, 2005

 Revenue
 -------

 Revenue for the six months ended June 30, 2006 decreased $2,510,000, or 15.2%, to $14,010,000, as compared to $16,520,000 during the six months ended June 30, 2005.

 Consumer Services revenue for the six months decreased $1,483,000, or 14.3%, to $8,884,000 versus $10,367,000 for the same six months last year. The decrease in Consumer Services revenue was primarily due to decreased raw material sales of $3,559,000 to Natural Alternatives and Mannatech. This was partially offset by increased specialty manufacturing sales of $1,107,000 to a new customer, Wormser, a $347,000 increase in sales to Bare Escentuals and $830,000 of sales to Novartis Consumer Health, Inc. However, the Company does not expect that revenues derived from sales to Novartis will continue consistently at this level in the future.

 Medical Services revenue during the six months ended June 30, 2006, decreased by $916,000, or 17.1%, to $4,431,000 as compared to $5,347,000 for the six months ended June 30, 2005. The decrease in Medical Services revenue was primarily attributable to a $1,027,000 decrease in royalty revenue due to the expiration of the original Distributor and License Agreement with Medline and the reduced royalty level in the subsequent extension. Royalty revenue for the six months ended June 30, 2006 was $208,000 as compared to $1,235,000 for the six months ended June 30, 2005. Additionally, domestic woundcare sales decreased $189,000, or 10.3%, to $1,640,000 for the six months ended June 30, 2006, as compared to $1,829,000 for the six months ended June 30, 2005. These revenue decreases were partially offset by an increase in sales of Medline dermal-branded products of $180,000, or 10.3%, to $1,924,000 for the six months ended June 30, 2006, as compared to $1,744,000 for the six months ended June 30, 2005. These increased sales were attributable to higher demand from Medline's customers. In addition, international woundcare sales increased $137,000, or 29.0% to $610,000 for the six months ended June 30, 2006, as compared to $473,000 for the six months ended June 30, 2005. These increased sales were primarily attributable to the addition of new international customers in Europe.

 DelSite grant revenues decreased to $695,000 for the six months ended June 30, 2006, as compared to $806,000 from June 30, 2005. Grant revenue in the amount of $58,000 was recognized under the SBIR grant for the six months ended June 30, 2006, as compared to $193,000 in the first half of 2005, as work under this grant is in the final stages. Additionally, grant revenue in the amount of $637,000 was recognized under the October 2004 NIAID challenge grant for the six months ended June 30, 2006, as compared to $613,000 for the six months ended June 30, 2005.

 Product-Related Gross Margin
 ----------------------------

 Product-related gross margins for the six months ended June 30, 2006, were $2,672,000, a $3,452,000, or 56.4%, decrease from the first half 2005 figure of $6,124,000. Product-related gross margin as a percentage of product-related revenue fell to 20.1% during the six months ended June 30, 2006, from 39.0% during the same period last year. The decrease in product-related gross margin was primarily attributable to a significant change in sales mix toward lower margin products, increased unfavorable manufacturing variances of $210,000 and a $1,027,000 decrease in royalty revenue, which has no associated cost of goods sold.

 Selling, General and Administrative Expenses
 --------------------------------------------

 The Company experienced a slight increase of $10,000, or 0.3%, in selling, general and administrative expenses during the six months ended June 30, 2006. These expenses totaled $3,767,000 as compared to $3,757,000 during the six months ended June 30, 2005.

 Research and Development
 ------------------------

 Specialized research and development expenses in support of the Company's ongoing operations decreased by $87,000, or 19.2%, to $366,000 for the six months ended June 30, 2006, as compared to $453,000 for the six months ended June 30, 2005. The Company continues to focus the efforts of this group on product development in support of its manufacturing business.

 DelSite operates independently from the Company's other research and development program and is responsible for research, development and marketing of the Company's proprietary Gelsite[R] technology for controlled release and delivery of bioactive pharmaceutical ingredients. DelSite expenses during the six months ended June 30, 2006, decreased $253,000, or 9.3%, to $2,481,000 as compared to $2,734,000 during the six months ended June 30, 2005. The decrease was primarily due to one-time costs incurred in 2005 for the successful Phase I clinical trial.

 Other Income
 ------------

 Other income during the six months ended June 30, 2006, decreased $116,000, or 87.2%, to $17,000 as compared to $133,000 for the six months ended June 30, 2005. Other income primarily consists of collections the Company has received from Rancho Aloe against a fully reserved note receivable balance.

 Interest Expense
 ----------------

 Interest expense, net of interest income, during the six months ended June 30, 2006, increased $375,000, or 457.3%, to $457,000 as compared to $82,000 for the six months ended June 30, 2005. The increase in net interest expense was a result of $84,000 amortization of the new debt-issue costs associated with the sale of the $5.0 million 6% subordinated notes, plus $204,000 amortization of the debt discount related to the same debt issue.

 Income Taxes
 ------------

 The Company incurred no foreign income tax expense in the six months ended June 30, 2006, related to its operations in Costa Rica. The Company incurred $30,000 of foreign income tax expense in the six months ended June 30, 2005.

 Net Loss
 --------

 Net loss for the six months ended June 30, 2006 increased by $3,694,000 to $3,687,000 as compared to net income of $7,000 for the six months ended June 30, 2005. The increase was attributable to the reasons discussed above. Loss per share for the six months ended June 30, 2006 was $0.34 per share compared to net income per share of $0.00 for the six months ended June 30, 2005.


 OTHER ITEMS

 Off-Balance Sheet Arrangements

 As of June 30, 2006, the Company has outstanding a letter of credit in the amount of $338,000, which is used as security on the lease for the Company's laboratory and warehouse facility. The Company has outstanding a letter of credit in the amount of $100,000, which is used as security on a capital lease for equipment. The Company has outstanding a letter of credit in the amount of $100,000, which is used as security on the lease for the Company's corporate headquarters and manufacturing facility.

 Nasdaq Listing Issues

 In connection with its preparation of this Quarterly Report on Form 10-Q, the Company initiated a review of the continued listing requirements of the Nasdaq Global Market, particularly the $10 million "stockholders' equity" requirement pursuant to Rule 4450(a)(3) of the Nasdaq Marketplace Rules. The Company determined that its "stockholders' equity" was below $10 million and submitted an application to Nasdaq to transfer from the Nasdaq Global Market to the Nasdaq Capital Market. On August 11, 2006, the staff of the Nasdaq Listing Qualifications Department notified the Company that it approved the Company's application to transfer the listing of its common stock from the Nasdaq Global Market to the Nasdaq Capital Market. The Company's common stock commenced trading on the Nasdaq Capital Market under its current trading symbol "CARN" on August 11, 2006.

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

 On April 25, 2006, a lawsuit was filed in Circuit Court for Davidson County, Tennessee styled as Ralph Spraggins, as Administrator of the Estate of Yvonne Spraggins vs. Southern Hills Medical Center, Tristar Health System, HCA Inc., HCA Health Services of Tennessee, Inc., HCA Hospital Corporation of America, Medline Industries, Inc., and Carrington Laboratories, Inc. Plaintiffs have alleged they were damaged by the Company's Medline labeled alcohol-free mouthwash product and are seeking $2.0 million in compensatory damages. The Company has $10.0 million of product liability insurance. The Company and its insurance carrier intend to defend against these claims.

 Item 1A.  Risk Factors

 The terms of our credit facility restrict our operational flexibility.

 Our credit facility contains covenants that restrict, among other things, our ability to borrow money, make particular types of investments, including investments in our subsidiaries, or other restricted payments, swap or sell assets, merge or consolidate, or make acquisitions. Default under our credit facility could allow the lenders to declare all amounts outstanding to be immediately due and payable. We have pledged substantially all of our assets to secure the debt under our credit facility. If the lenders declare amounts outstanding under the credit facility to be due, the lenders could proceed against those assets. Any event of default, therefore, could have a material adverse effect on our business if the creditors determine to exercise their rights and could cause us to be unable to repay all or a substantial portion of our then outstanding indebtedness. Our credit facility also requires us to maintain specified financial ratios. Our ability to meet these financial ratios can be affected by events beyond our control. At June 30, 2006 and at each measuring point since July 31, 2005, the Company was not in compliance with one or more of its financial-ratio covenants under the Comerica credit facility and we have been required to seek and obtain waivers for failure to satisfy certain financial ratios under our credit facility. We may also incur future debt obligations that might subject us to restrictive covenants that could affect our financial and operational flexibility, restrict our ability to pay dividends on our common stock or subject us to other events of default. Any such restrictive covenants in any future debt obligations we incur could limit our ability to fund our businesses with equity investments or intercompany advances, which would impede our ability to operate or expand our business.

 From time to time we may require consents or waivers from our lenders to permit actions that are prohibited by our credit facility. If, in the future, our lenders refuse to provide waivers of our credit facility's restrictive covenants and/or financial ratios, then we may be in default under our credit facility, and may be prohibited from making payments on our then outstanding indebtedness.

 We may be unable to maintain our listing on the Nasdaq Capital Market.

 On August 3, 2006, our board of directors approved the submission of an application to transfer from the Nasdaq Global Market to the Nasdaq Capital Market due to a deficiency in meeting the "stockholders' equity" requirement pursuant to Rule 4450(a)(3) of the Nasdaq Marketplace Rules. On August 11, 2006, we were notified by the staff of the Nasdaq Listing Qualifications Department that our application to transfer the listing of our common stock from the Nasdaq Global Market to the Nasdaq Capital Market had been approved. Our common stock commenced trading on the Nasdaq Capital Market under its current trading symbol "CARN" on August 11, 2006.

 Nasdaq may delist our common stock from the Nasdaq Capital Market if we fail to meet their continued listing requirements. The delisting of our common stock from the Nasdaq Capital Market could adversely affect the market price and market liquidity of our common stock. If we were delisted from the Nasdaq Capital Market, trading, if any, of our common stock would thereafter have to be conducted in the over-the-counter market on the "pink sheets" or, if available, the NASD's "Electronic Bulletin Board." A delisting from the Nasdaq Capital Market and failure to obtain listing on such other market or exchange could also subject our securities to so-called "penny stock rules" that impose additional sales practice and market-making requirements on broker-dealers that sell or make a market in such securities. Consequently, removal from the Nasdaq Capital Market and failure to obtain listing on another market or exchange could affect the ability or willingness of broker-dealers to sell or make a market in our common stock and the ability of purchasers of our common stock to sell their securities in the secondary market. In such an event, an investor could find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, our common stock, which could further severely limit the market liquidity of our common stock and the ability of investors to trade our common stock.


 Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

        (c)   Equity Securities Repurchase Program

        In March 2001, the Board of Directors authorized the Company to repurchase up to one million shares of its outstanding Common Stock. The Company believes it has the financial resources necessary to repurchase shares from time to time pursuant to the Board's repurchase authorization. The Company did not repurchase any shares of its outstanding Common Stock during the quarter ended June 30, 2006.


 Item 4.   Submission of Matters to a Vote of Security Holders

        (a) The annual meeting of the shareholders of the Company was held on May 18, 2006.

        (b) Proxies were solicited by the Board of Directors of the Company pursuant to Regulation 14A under the Securities and Exchange Act of 1934; there was no solicitation in opposition to the Board of Directors' nominees for director as listed in the proxy statement; and all of such nominees were duly elected as reported below.

        (c) Out of a total of 10,810,855 shares of the Company's common stock outstanding and entitled to vote, 9,473,243 shares were present in person or by proxy, representing approximately 87.63 of the outstanding shares.

      The matter voted on by the shareholders, as fully described in the proxy statement for the annual meeting, was the election of directors. The following table presents the number of shares voted for, voted against, and withheld for each nominee for director.

 NOMINEE FOR              NUMBER OF VOTES          NUMBER OF VOTES
  DIRECTOR                     FOR                    WITHHELD
 -----------------------------------------------------------------
 George DeMott             9,379,185                   94,058
 Carlton E. Turner         9,445,392                   27,851

      The other five directors of the Company were elected to terms that did not expire at the 2006 annual meeting. Thomas J. Marquez and Selvi Vescovi are currently serving terms expiring in 2007. R. Dale Bowerman, Edwin Meese, III and Ronald R. Blanck, D.O. are currently serving terms expiring in 2008.


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


                                    CARRINGTON LABORATORIES, INC.
                                         (Registrant)



 Date:  August 11, 2006            By:   /s/ Carlton E. Turner
                                         -----------------------------
                                         Carlton E. Turner,
                                         President and
                                         Chief Executive Officer
                                         (principal executive officer)



 Date:  August 11, 2006            By:   /s/ Robert W. Schnitzius
                                         -----------------------------
                                         Robert W. Schnitzius,
                                         Vice President and
                                         Chief Financial Officer
                                         (principal financial and
                                          accounting officer)

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