Form 10-Q
period 2006-09-30
CARRINGTON LABORATORIES INC /TX/
filed 2006-11-14
CIK 718007

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549
                                  Form 10-Q

 (Mark One)
   ( x )  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES
                             EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 2006

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

 Indicate by check mark whether the registrant is a shell company (as defined
 in Rule 12b-2 of the Exchange Act).  Yes [   ]    No  [ X ]

 The number of shares of the registrant's common stock outstanding as of November 9, 2006, was 10,884,269.

                                    INDEX


                                                                     Page
                                                                     ----
      Part I.   FINANCIAL INFORMATION

           Item 1.   Financial Statements

                     Condensed Consolidated Balance Sheets
                     at September 30, 2006 (unaudited) and
                     December 31, 2005                                 3

                     Condensed Consolidated Statements of
                     Operations for the three and nine months
                     ended September 30, 2006 and 2005 (unaudited)     4

                     Condensed Consolidated Statements
                     of Cash Flows for the nine months
                     ended September 30, 2006 and 2005 (unaudited)     6

                     Notes to Condensed Consolidated Financial
                     Statements (unaudited)                            7

           Item 2.   Management's Discussion and Analysis of
                     Financial Condition and Results of Operations    13

           Item 3.   Quantitative and Qualitative Disclosures
                     About Market Risk                                23

           Item 4.   Controls and Procedures                          23

      Part II.  OTHER INFORMATION

           Item 1.   Legal Proceedings                                23

           Item 1A.  Risk Factors                                     24

           Item 2.   Unregistered Sales of Equity Securities
                     and Use of Proceeds                              25

           Item 6.   Exhibits                                         25

                        PART I - FINANCIAL INFORMATION

 Item 1.   Financial Statements

 Carrington Laboratories, Inc.
 Condensed Consolidated Balance Sheets
 (Amounts in thousands)

                                                 September 30,  December 31,
                                                      2006         2005
                                                     ------       ------
                                                  (unaudited)
 ASSETS:
 Current Assets:
   Cash and cash equivalents                        $ 1,684      $ 6,262
   Accounts receivable, net                           3,204        2,679
   Inventories, net                                   4,477        4,705
   Prepaid expenses                                     336          392
                                                     ------       ------
 Total current assets                                 9,701       14,038

 Property, plant and equipment, net                   6,315        6,755
 Customer relationships, net                            248          392
 Other assets, net                                      678          804
                                                     ------       ------
 Total assets                                       $16,942      $21,989
                                                     ======       ======
 LIABILITIES AND SHAREHOLDERS' EQUITY:
 Current Liabilities:
   Line of credit                                   $ 1,811      $ 1,812
   Accounts payable                                   2,302        2,092
   Accrued liabilities                                1,606        1,585
   Current portion of long-term debt and
    capital lease obligations                           205          188
   Deferred revenue                                   1,035        1,386
                                                     ------       ------
 Total current liabilities                            6,959        7,063

 Long-term debt and capital lease obligations,        3,679        3,418
   net of debt discount

 Commitments and contingencies

 Shareholders' Equity:
 Common stock                                           109          108
 Capital in excess of par value                      57,431       57,185
 Accumulated deficit                                (51,233)     (45,782)
 Treasury stock at cost                                  (3)          (3)
                                                     ------       ------
 Total shareholders' equity                           6,304       11,508
                                                     ------       ------
 Total liabilities and shareholders' equity         $16,942      $21,989
                                                     ======       ======


       The accompanying notes are an integral part of these statements.

 Carrington Laboratories, Inc.
 Condensed Consolidated Statements of Operations (unaudited)
 (Dollar amounts and shares in thousands, except per share amounts)

                                                      Three Months Ended
                                                        September 30,
                                                      2006         2005
                                                     ------       ------
 Revenues:
   Net product sales                                $ 5,741      $ 4,408
   Royalty income                                       104          617
   Grant income                                         811          608
                                                     ------       ------
 Total revenues                                       6,656        5,633

 Costs and expenses:
   Cost of product sales                              4,615        4,056
   Selling, general and administrative                1,884        1,732
   Research and development                             171          204
   Research and development-DelSite                   1,503        1,204
   Other income                                         (19)           -
   Interest expense, net                                266           41
                                                     ------       ------
 Loss before income taxes                            (1,764)      (1,604)

 Benefit for income taxes                                 -          (30)
                                                     ------       ------
 Net loss                                            (1,764)     $(1,574)
                                                     ======       ======

 Basic and diluted loss per share                   $ (0.16)     $ (0.15)
                                                     ======       ======

 Basic and diluted average shares outstanding        10,884       10,769


       The accompanying notes are an integral part of these statements.

 Carrington Laboratories, Inc.
 Condensed Consolidated Statements of Operations (unaudited)
 (Dollar amounts and shares in thousands, except per share amounts)

                                                      Nine Months Ended
                                                        September 30,
                                                      2006         2005
                                                     ------       ------
 Revenues:
   Net product sales                                $18,848      $18,886
   Royalty income                                       312        1,852
   Grant income                                       1,506        1,414
                                                     ------       ------
 Total revenues                                      20,666       22,152

 Costs and expenses:
   Cost of product sales                             15,257       13,646
   Selling, general and administrative                5,652        5,488
   Research and development                             536          657
   Research and development-DelSite                   3,985        3,938
   Other income                                         (36)        (133)
   Interest expense, net                                723          122
                                                     ------       ------
 Loss before income taxes                            (5,451)      (1,566)
 Provision for income taxes                               -            -
                                                     ------       ------
 Net loss                                           $(5,451)     $(1,566)
                                                     ======       ======

 Basic and diluted loss per share                   $ (0.50)     $ (0.15)
                                                     ======       ======

 Basic and diluted average shares outstanding        10,843       10,750


       The accompanying notes are an integral part of these statements.

 Carrington Laboratories, Inc.
 Condensed Consolidated Statements of Cash Flows (unaudited)
 (Dollar amounts in thousands)

                                                         Nine Months Ended
                                                           September 30,
                                                         2006          2005
                                                        ------        ------
 Cash flows used in operating activities
   Net loss                                            $(5,451)      $(1,566)
   Adjustments to reconcile net loss
     to net cash used in operating activities:
     Provision for bad debt                                 45            23
     Provision for inventory obsolescence                  135           142
     Loss on disposal of property, plant and
       equipment                                             3             -
     Depreciation and amortization                       1,013           926
     Interest expense related to debt discount             320             -
   Changes in assets and liabilities:
     Receivables                                          (570)        1,611
     Inventories                                            93          (768)
     Prepaid expenses                                       56          (359)
     Other assets                                          124            30
     Accounts payable and accrued liabilities              231           217
     Deferred revenue                                     (351)         (732)
                                                        ------        ------
   Net cash used in operating activities                (4,352)         (476)

 Investing activities:
    Proceeds from disposal of property, plant
      and equipment                                          7             -
    Purchases of property, plant and equipment            (325)         (647)
                                                        ------        ------
   Net cash used in investing activities                  (318)         (647)

 Financing activities:
   Borrowings against line of credit                         _           675
   Principal payments on debt and capital lease
     obligations                                          (155)         (802)
   Issuances of common stock                               247           190
                                                        ------        ------
   Net cash provided by financing activities                92            63

   Net decrease in cash and cash equivalents            (4,578)       (1,060)

   Cash and cash equivalents, beginning of period        6,262         2,430
                                                        ------        ------
   Cash and cash equivalents, end of period            $ 1,684       $ 1,370
                                                        ======        ======
 Supplemental disclosure of cash flow information:
     Cash paid during the period for interest          $   382       $   150
     Cash paid during the period for income taxes      $     -       $   148
     Property, plant and equipment acquired under
       capital leases                                  $   112       $     -


       The accompanying notes are an integral part of these statements.

 Notes to Condensed Consolidated Financial Statements (unaudited)

 (1)  Condensed Consolidated Financial Statements:

 The condensed consolidated balance sheet as of September 30, 2006, the condensed consolidated statements of operations for the three and nine month periods ended September 30, 2006 and 2005 and the condensed consolidated statements of cash flows for the nine month periods ended September 30, 2006 and 2005 of Carrington Laboratories, Inc., (the "Company") have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments (which include all normal recurring adjustments) necessary to present fairly the consolidated financial position, results of operations and cash flows for all periods presented have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2005.


 (2)  New Pronouncements:

 In September 2006, the FASB issued SFAS No. 157 "Fair Value Measurements." This Statement defines fair value, establishes a framework for measuring fair value, and expands disclosure about fair value measurements. SFAS No. 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. The provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007, and will apply to the Company starting on its 2008 fiscal year. The Company anticipates no material effect from the adoption of SFAS No. 157.


 (3)  Stock-Based Compensation:

 The Company has adopted the Carrington Laboratories, Inc. 2004 Stock Option Plan and the Carrington Laboratories, Inc. 1995 Stock Option Plan under which the Company has granted nonqualified and incentive stock options to officers, employees, non-employee directors and consultants. Prior to January 1, 2006, the Company accounted for stock-based awards to employees under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and related interpretations, as permitted by Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123").

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

 The Company adopted SFAS 123(R) using the modified prospective transition method, which requires that application of the accounting standard as of January 1, 2006, the first day of the Company's fiscal year 2006. The consolidated financial statements as of and for the nine months ended September 30, 2006, reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Stock-based compensation expense recognized under SFAS 123(R) for the three and nine months ended September 30, 2006, was $14,600 and $24,000, respectively. There was no stock-based compensation expense related to employee stock options recognized during the three and nine months ended September 30, 2005.

 Effective December 18, 2005, the Company's Board of Directors approved the acceleration of the vesting of all outstanding and unvested options held by officers and employees under the incentive stock option plan. This action was taken to eliminate, to the extent permitted, the transition expenses that the Company otherwise would have incurred in connection with the adoption of SFAS 123 (R).

 The weighted average estimated grant date fair value, as defined by SFAS 123
 (R), for options granted under the Company's stock option plan during the nine months ended September 30, 2006, was $2.24 per share.

 If the Company had applied the fair value recognition provision of SFAS  123
 (R) in the nine month period ended September 30, 2005, the weighted average estimated grant date fair value for options granted during the nine months ended September 30, 2005, under the Company's stock option plan would have been $2.91 per share.

 The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition principles of SFAS No. 123 to stock-based employee compensation during fiscal 2005.

 ----------------------------------------------------------------------------
                                     Three Months Ended     Nine Months Ended
                                        September 30,          September 30,
                                            2005                   2005
 ----------------------------------------------------------------------------
 Net income (loss) (in thousands):

  As reported                             $(1,574)               $(1,566)
  Less: Stock-based compensation
        expense determined under
        fair value-based method              (112)                  (332)
                                           ------                 ------
  Pro forma net income (loss)             $(1,686)               $(1,898)
                                           ======                 ======
 Net income (loss) per share:
  As reported                             $ (0.15)               $ (0.15)
  Pro forma                               $ (0.16)               $ (0.18)

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

 Stock-based compensation expense recognized during a period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during that period. Stock-based compensation expense recognized in the statement of operations for the three and nine months ended September 30, 2006, included compensation expense for share-based payment awards granted on January 5, 2006 and May 18, 2006. The Company uses the straight-line method of attributing the value of stock-based compensation to expense. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. For the options granted on January 5, 2006, forfeitures were estimated at zero and for the options granted on May 18, 2006, forfeitures were estimated at 6%. Additionally, for both options granted in 2006 the vesting period is 2 years, the contractual life of the option is 10 years and the source of the shares to be issued upon exercise will be from new shares.

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

                 Risk-free        Expected        Expected          Expected
 September 30, Interest Rate        Life         Volatility         Dividends
 ----------------------------------------------------------------------------

   2006           5.10%           5 years            62%                 -

 As of September 30, 2006, $92,600 of unrecognized compensation costs related to non-vested awards is expected to be recognized over the course of the following 23 months.


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

 The following data shows the amounts used in computing EPS and their effect on the weighted-average number of common shares and dilutive common share equivalents for the three months ended September 30, 2006 and 2005. At September 30, 2006, 1,705,386 common stock options and 5,400,000 warrants were excluded from the diluted EPS calculation, as their effect was antidilutive. At September 30, 2005, 1,615,381 common stock options were excluded from the diluted EPS calculation, as their effect was antidilutive. There were no warrants outstanding as of September 30, 2005. The amounts are rounded to the nearest thousand, except per share amounts.

                                     For the three months ended             For the three months ended
                                         September 30, 2006                     September 30, 2005
                                -------------------------------------  -------------------------------------
                                   Loss         Shares      Per share    Income        Shares      Per share
                                (Numerator)  (Denominator)   amount    (Numerator)  (Denominator)    amount
 Basic EPS:
 ----------
 Net loss available to
   common shareholders            $(1,764)     10,884       $(0.16)       $(1,574)     10,769      $(0.15)
 Effect of dilutive securities:
   Stock options and warrants           0           0         0.00              0           0         0.00
                                   ------      ------        ------        ------      ------       ------
 Diluted EPS:
 ------------
 Net loss available to
   common shareholders plus
   assumed conversions            $(1,764)     10,884       $ (0.16)      $(1,574)     10,769      $(0.15)
                                   ======      ======        ======        ======      ======       ======

 The following data shows the amounts used in computing EPS and their effect on the weighted-average number of common shares and dilutive common share equivalents for the nine months ended September 30, 2006 and 2005. At September 30, 2006, 1,705,386 common stock options and 5,400,000 warrants were excluded from the diluted EPS calculation as their effect was antidilutive. At September 30, 2005, 1,615,381 common stock options were excluded from the diluted EPS calculation, as their effect was antidilutive. There were no warrants outstanding as of September 30, 2005. The amounts are rounded to the nearest thousand, except per share amounts.

                                     For the nine months ended              For the nine months ended
                                         September 30, 2006                     September 30, 2005
                                -------------------------------------  -------------------------------------
                                   Loss         Shares      Per share    Income        Shares      Per share
                                (Numerator)  (Denominator)   amount    (Numerator)  (Denominator)    amount
 Basic EPS:
 ----------
 Net loss available to
   common shareholders            $(5,451)     10,843       $ (0.50)      $(1,566)     10,750       $(0.15)
 Effect of dilutive securities:
   Stock options and warrants           0           0          0.00             0           0         0.00
                                   ------      ------        ------        ------      ------       ------
 Diluted EPS:
 ------------
 Net loss available to
   common shareholders plus
   assumed conversions            $(5.451)     10,843       $ (0.50)      $(1,566)     10,750      $ (0.15)
                                   ======      ======        ======        ======      ======       ======


 (5)  Customer/Credit Concentration:

 Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of trade accounts receivable. The Company's customers are not concentrated in any specific geographic region but are concentrated in the health and personal care industry. Significant sales, defined as amounts in excess of ten percent (10%) of revenue, were made to three customers. Sales to Mannatech, Inc. ("Mannatech"), a customer in the Consumer Services Division, accounted for 10% and 11% of the Company's total revenue during the quarter ended September 30, 2006 and 2005, respectively. Sales to Wormser Corporation ("Wormser"), a customer in the Consumer Services Division, accounted for 11% and 0% of the Company's total revenue during the quarter ended September 30, 2006 and 2005, respectively. Sales to Medline Industries, Inc. ("Medline"), a customer in the Medical Services Division, accounted for 28% and 33% of the Company's total revenue during the quarter ended September 30, 2006 and 2005, respectively.

 Customers with significant accounts receivable balances as of September 30, 2006, defined as amounts in excess of ten percent (10%) of gross receivables included Medline, ($735,522), Mannatech, ($660,000), and Wormser, ($627,108). Of these amounts, $843,000 has been collected as of October 24, 2006.


 (6)  Inventories:

 The following summarizes the components of inventory (in thousands):

                                           September 30, December 31,
                                                2006         2005
                                               ------       ------
 Raw materials and supplies                   $ 2,875      $ 2,652
 Work-in-process                                  459          322
 Finished goods                                 1,772        2,522
 Less obsolescence reserve                       (629)        (791)
                                               ------       ------
 Total                                        $ 4,477      $ 4,705
                                               ======       ======


 (7)  Debt:

 The Company has a credit facility with Comerica Bank Texas ("Comerica") that provides for borrowings of up to $3 million based on the level of qualified accounts receivable and inventory. The credit facility is collateralized by accounts receivable and inventory. Borrowings under the credit facility bear interest at the bank's prime rate plus 0.5% (8.75% at September 30, 2006). As of September 30, 2006, there was $1,811,500 outstanding on the credit line with $738,500 of credit available for operations, net of outstanding letters of credit of $450,000. The credit facility has no expiration date and is payable on demand.

 The Company's credit facility with Comerica requires the Company to maintain certain financial ratios. The covenants and the Company's position at September 30, 2006, are as follows:

 Covenant              Covenant Requirement  Company's Position
 --------              --------------------  ------------------
 Total net worth            $12,200,000          $6,056,868
 Current ratio                  1.60                1.59
 Liquidity ratio                1.75                2.70

 At September 30, 2006, and at each measuring point since July 31, 2005, the Company was not in compliance with one or more of its financial-ratio covenants under the Comerica credit facility. Comerica has waived the events of non-compliance through September 30, 2006. The Company anticipates renegotiating its financial-ratio covenants with Comerica and/or seeking a waiver for non-compliance in periods after September 30, 2006. However, there can be no assurance that the Company will be successful in renegotiating its covenants or obtaining a waiver. If the Company is unable to renegotiate its covenants or obtain a waiver and the existing covenant defaults continue, Comerica could accelerate the indebtedness under the Company's credit facility as well as all other debt that the Company has outstanding with Comerica, if any. In that event, the Company would be forced to refinance all of the Comerica indebtedness with another lender. Any such refinancing would likely contain interest rates and terms which are more burdensome for the Company than those presently in place under the Comerica facility, resulting in an adverse impact on liquidity.

 In November 2005, the Company sold $5,000,000 aggregate principal amount of 6.0% subordinated notes. The notes mature, subject to certain mandatory prepayments discussed below, on November 18, 2009. Interest on the notes is payable quarterly in arrears. The notes require mandatory prepayment of all principal and interest in the event that the holder of such note exercises its Series A Warrant, which was also issued as part of the transaction, in full. The notes are subordinate to the Company's indebtedness to Comerica Bank and certain other indebtedness. As of September 30, 2006, there was $5,000,000 outstanding on the notes with an associated debt discount of $2,371,400 for a net balance of $2,628,600.

 In December 2005, the Company entered into a settlement agreement with Swiss-American Products, Inc. ("Swiss-American") and G. Scott Vogel to resolve all claims related to a lawsuit filed by Swiss-American in June 2001. The settlement agreement provided for, among other things, the issuance of a promissory note in favor of Swiss-American with an original principal balance of $400,000. The note bears interest at the rate of 6.0% per annum, payable quarterly in arrears, and all outstanding principal is due and payable in full, subject to certain mandatory prepayments discussed below, on December 20, 2009. The note requires mandatory prepayment of all principal and interest in the event that the holder of such note exercises its Series C Warrant, which was also issued as part of the settlement agreement, in full. The note is subordinate to the Company's indebtedness to Comerica Bank and certain other indebtedness. As of September 30, 2006, there was $400,000 outstanding on the note.

 In September 2004, the Company received a loan of $350,000 from Bancredito, a Costa Rica bank, with interest and principal to be repaid in monthly installments over eight years. The interest rate on the loan is the U.S. Prime Rate plus 2.5% (10.75% at September 30, 2006). As of September 30, 2006, there was $284,700 outstanding on the loan.

 In March 2003, the Company received a loan of $500,000 from Bancredito, a Costa Rica bank, with interest and principal to be repaid in monthly installments over eight years. The interest rate on the loan is the U.S. Prime Rate plus 2.0% (10.25% at September 30, 2006). As of September 30, 2006, there was $324,000 outstanding on the loan. Both of the loans through Bancredito are secured by land and equipment in Costa Rica (with a carrying value of approximately $650,000).


 (8)  Income Taxes:

 The tax effects of temporary differences including net operating loss carryforwards have given rise to net deferred tax assets. At September 30, 2006 and December 31, 2005, the Company provided a valuation allowance against the entire balance of the net deferred tax assets due to the uncertainty as to the realization of the asset. At December 31, 2005, the Company had net operating loss carryforwards of approximately $33.8 million for federal income tax purposes, which begins to expire in 2009, and research and development tax credit carryforwards of approximately $185,300, all of which are available to offset federal income taxes due in current and future periods. For the three and nine month periods ended September 30, 2006 and 2005, the Company recognized no benefit for income taxes.

 For the three and nine month periods ended September 30, 2006, the Company incurred no foreign income tax expense. The Company recorded a benefit of $30,000 for foreign income taxes related to the Company's operations in Costa Rica during the third quarter of 2005. For the nine month period ended September 30, 2005, the Company incurred no foreign income tax expense.


 (9)  Contingencies:

 From time to time in the normal course of business, the Company is a party to various matters involving claims or possible litigation. Management believes the ultimate resolution of these matters will not have a material adverse effect on the Company's financial position or results of operations.


 (10)  Commitments:

 In December 2002, the Company purchased certain assets of the Custom Division of Creative Beauty Innovations, Inc. ("CBI"). As part of the purchase price for the acquired assets, for the five-year period ending in December 2007, the Company agreed to pay CBI an amount equal to 9.0909% of the Company's net sales up to $6,600,000 per year and 8.5% of the Company's net sales over $6,600,000 per year of CBI products to CBI's transferred customers. The Company recorded royalty expense of $76,500 related to the sale of CBI products to CBI's transferred customers in the quarter ended September 30, 2006, and $267,500 for the nine months ended September 30, 2006.


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

 Reportable Segments (in thousands)

                               Medical  Consumer
                              Services  Services  DelSite  Corporate   Total
 ----------------------------------------------------------------------------
 Quarter ended
   September 30, 2006
 Revenues from external
   customers                  $ 2,265   $ 3,580   $  811     $    -   $ 6,656
 Loss before income taxes        (951)     (121)    (692)         -    (1,764)
 Identifiable assets            5,098     7,614    1,545      2,685    16,942
 Capital expenditures               6        38      109          -       153
 Depreciation and
   amortization                    15       219      127          -       361


 Quarter ended
   September 30, 2005
 Revenues from external
   customers                  $ 2,625   $ 2,400   $  608     $    -   $ 5,633
 Loss before income taxes        (526)     (482)    (596)         -    (1,604)
 Identifiable assets            7,323     9,865    1,748      2,063    20,999
 Land and building held
   for sale, net                1,827     2,741       -           -     4,568
 Capital expenditures               -         8       59          -        67
 Depreciation and
   amortization                    26       197       79          -       302

 Nine months ended
   September 30, 2006
 Revenues from external
   customers                  $ 6,695   $12,465   $1,506     $    -   $20,666
 Loss before income taxes      (2,658)    (314)  (2,479)          -    (5,451)
 Capital expenditures              86       233      118          -       437
 Depreciation and
   amortization                    45       608      360          -     1,013

 Nine months ended
   September 30, 2005
 Revenues from external
   customers                   $7,972   $12,766   $1,414     $    -   $22,152
 Income (loss) before
   income taxes                (1,701)    2,659   (2,524)         -    (1,566)
 Capital expenditures              76       314      257          -       647
 Depreciation and
   amortization                    86       613      227          -       926


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

 For the quarter ended September 30, 2006, significant sales, defined as amounts in excess of ten percent (10%) of revenue, were made to three customers. Sales to Mannatech, a customer in the Consumer Services Division, accounted for 10% and 11% of the Company's total revenue during the quarter ended September 30, 2006 and 2005, respectively. Sales to Wormser, a new customer in the Consumer Services Division, accounted for 11% and 0% of the Company's total revenue during the quarter ended September 30, 2006 and 2005, respectively. Sales to Medline, a customer in the Medical Services Division, accounted for 28% and 33% of the Company's total revenue during the quarter ended September 30, 2006 and 2005, respectively. Effective April 9, 2004, the Company entered into an amendment to the Medline Distributor and License Agreement which, among other things, extended the term of the Distributor and License Agreement, and the accompanying Supply Agreement, through November 30, 2008. The Company's supply agreement with Mannatech and its contract manufacturer, Natural Alternatives, expired in November 2005 and was not renewed. Since that time, the consistency in size and timing of orders from these customers has fluctuated materially. As a result of the purchase order nature of these sales, the Company is presently uncertain as to the future levels of sales, if any, to these two customers.

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


 LIQUIDITY AND CAPITAL RESOURCES

 Cash at September 30, 2006, was $1,684,000 versus $6,262,000 at December 31, 2005, a decrease of $4,578,000. The decrease in cash was primarily due to the losses from operations of $5,451,000, which losses were partially offset by non-cash items for depreciation and amortization of fixed assets, debt discount, debt-issue costs and deferred revenue of $1,108,000. (See discussion in "Results of Operations".) Additionally, the Company utilized $325,000 in capital expenditures to acquire operating assets. These disbursements were offset by a reduction in inventory of $228,000, which is primarily attributable to the implementation of improved inventory management procedures. In addition, the Company received $247,000 in proceeds from stock option exercises and employee stock purchases.

 Sales to Natural Alternatives and Mannatech accounted for 26.6% and 6.6%, respectively, of the Company's total revenue in 2005. For Natural Alternatives and Mannatech combined in 2005, 76.9% of their business came in the first half of the year, contributing significantly to record revenues in the first and second quarters, with a significant falloff in volume in the second half of the year. The Company's supply agreement with Natural Alternatives and Mannatech expired in November 2005 and was not renewed. Since that time, the consistency in size and timing of orders of these customers has fluctuated materially. Third quarter 2006 sales to Natural
 Alternatives and Mannatech increased 99.3% from the third quarter of 2005 and 3.4% from the second quarter of 2006. For the first nine months of 2006 sales to Natural Alternatives and Mannatech decreased 38.0% versus the same period in 2005. As a result of the purchase order nature of these sales, the Company is presently uncertain as to the future levels of sales, if any, to these two customers. The Company is actively engaged in marketing efforts to secure business with new customers and expand offerings to existing customers to offset the decrease in sales to Natural Alternatives and Mannatech.

 The Company has a credit facility with Comerica Bank Texas ("Comerica") that provides for borrowings of up to $3 million based on the level of qualified accounts receivable and inventory. The credit facility is collateralized by accounts receivable and inventory. Borrowings under the credit facility bear interest at the bank's prime rate plus 0.5% (8.75% at September 30, 2006). As of September 30, 2006, there was $1,811,500 outstanding on the credit line with $738,500 of credit available for operations, net of outstanding letters of credit of $450,000. The credit facility has no expiration date and is payable on demand.

 The Company's credit facility with Comerica requires the Company to maintain
 certain financial  ratios.   The  covenants  and the  Company's  position at
 September 30, 2006, are as follows:

 Covenant              Covenant Requirement  Company's Position
 --------              --------------------  ------------------
 Total net worth            $12,200,000          $6,056,868
 Current ratio                  1.60                1.59
 Liquidity ratio                1.75                2.70

 At September 30, 2006, and at each measuring point since July 31, 2005, the Company was not in compliance with one or more of its financial-ratio covenants under the Comerica credit facility. Comerica has waived the events of non-compliance through September 30, 2006. The Company anticipates renegotiating its financial-ratio covenants with Comerica and/or seeking a waiver for non-compliance in periods after September 30, 2006. However, there can be no assurance that the Company will be successful in renegotiating its covenants or obtaining a waiver, and the Company's ability to do so may be adversely impacted by the uncertainty surrounding the Company's operating cash flow resulting from the present sales levels to Natural Alternatives and Mannatech. If the Company is unable to renegotiate its covenants or obtain a waiver and the existing covenant defaults continue, Comerica could accelerate the indebtedness under the Company's credit facility as well as all other debt that the Company has outstanding with Comerica, if any. In that event, the Company would be forced to refinance all of the Comerica indebtedness with another lender. Any such refinancing would likely contain interest rates and terms which are more burdensome for the Company than those presently in place under the Comerica facility, resulting in an adverse impact on liquidity.

 In November 2005, the Company sold $5,000,000 aggregate principal amount of 6.0% subordinated notes. The notes mature, subject to certain mandatory prepayments discussed below, on November 18, 2009. Interest on the notes is payable quarterly in arrears. The notes require mandatory prepayment of all principal and interest in the event that the holder of such note exercises its Series A Warrant, which was also issued as part of the transaction, in full. The notes are subordinate to the Company's indebtedness to Comerica Bank and certain other indebtedness. As of September 30, 2006, there was $5,000,000 outstanding on the notes with an associated debt discount of $2,371,400 for a net balance of $2,628,600.

 In December 2005, the Company entered into a settlement agreement with Swiss-American Products, Inc. ("Swiss-American") and G. Scott Vogel to resolve all claims related to a lawsuit filed by Swiss-American in June 2001. The settlement agreement provided for, among other things, the issuance of a promissory note in favor of Swiss-American with an original principal balance of $400,000. The note bears interest at the rate of 6.0% per annum, payable quarterly in arrears, and all outstanding principal is due and payable in full, subject to certain mandatory prepayments discussed below, on December 20, 2009. The note requires mandatory prepayment of all principal and interest in the event that the holder of such note exercises its Series C Warrant, which was also issued as part of the settlement agreement, in full. The note is subordinate to the Company's indebtedness to Comerica Bank and certain other indebtedness. As of September 30, 2006, there was $400,000 outstanding on the note.

 In September 2004, the Company received a loan of $350,000 from Bancredito, a Costa Rica bank, with interest and principal to be repaid in monthly installments over eight years. The interest rate on the loan is the U.S. Prime Rate plus 2.5% (10.75% at September 30, 2006). The loan is secured by certain of the Company's equipment. The proceeds of the loan are being used in the Company's operations. As of September 30, 2006, there was $284,700 outstanding on the loan.

 In March 2003, the Company received a loan of $500,000 from Bancredito, a Costa Rica bank, with interest and principal to be repaid in monthly installments over eight years. The interest rate on the loan is the U.S. Prime Rate plus 2.0% (10.25% at September 30, 2006). The loan is secured by a mortgage on an unused, 164-acre parcel of land owned by the Company in Costa Rica plus a lien on specified oral patch production equipment. The proceeds of the loan were used in the Company's operations. As of September 30, 2006, there was $324,000 outstanding on the loan.

 Pursuant to the Distributor and License Agreement with Medline, the Company received $12,500,000 in base royalties over a five-year period ending November 30, 2005. Effective April 9, 2004, the Company entered into an Amendment (the "Amendment") to the Distributor and License Agreement. The Amendment modified certain provisions contained in the Distributor and License Agreement and the Supply Agreement. Among other things, the Amendment extends the term of the Distributor and License Agreement and the term of the Supply Agreement through November 30, 2008, and subject to certain refund rights more specifically described in the Amendment, provided that the Company received an additional $1,250,000 of royalties in consideration of the extended term of the Distributor and License Agreement. The Company continues to recognize royalty income under this agreement, as amended, on a straight-line basis. At September 30, 2006, the Company had received $902,800 more in royalties than it had recognized in income, which is recorded as deferred revenue on the balance sheet.

 The Company anticipates capital expenditures in 2006 of approximately $447,000. The Company has spent $325,000 in the first nine months of 2006 and anticipates spending $122,000 in the remaining three months of the year. The expenditures will primarily be comprised of production and laboratory equipment and facility modifications.

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


 RESULTS OF OPERATIONS

 Quarter ended September 30, 2006, compared to quarter ended September 30, 2005

 Revenue
 -------

 Revenue for the quarter ended September 30, 2006, increased $1,023,000, or 18.2%, to $6,656,000, as compared to $5,633,000 during the quarter ended September 30, 2005.

 Consumer Services revenue for the quarter increased $1,180,000, or 49.2%, to $3,580,000 versus $2,400,000, for the same quarter last year. The increase in Consumer Services revenue was partially due to increased raw material sales of $642,000. The majority of this raw material increase was attributable to $561,000 of sales to Natural Alternatives in the current year quarter, as compared to no sales for the same quarter last year. The increase in Consumer Services revenue was also attributable to increased specialty manufacturing sales of $538,000 in the third quarter of 2006 as compared to the same quarter last year. These increased sales were primarily attributable to sales to Wormser, a new customer in 2006.

 Medical Services revenue during the quarter ended September 30, 2006, decreased by $360,000, or 13.7%, to $2,265,000, as compared to $2,625,000 for the quarter ended September 30, 2005. The decrease in Medical Services revenue was primarily attributable to a $513,000 decrease in royalty revenue due to the expiration of the original Distributor and License Agreement with Medline and the reduced royalty level in the subsequent extension. Royalty revenue for the quarter ended September 30, 2006, was $104,000, as compared to $617,000 for the quarter ended September 30, 2005. In addition, sales of Medline dermal-branded products decreased $30,000, or 3.1%, to $938,000 for the quarter ended September 30, 2006, as compared to $968,000 for the quarter ended September 30, 2005. These decreases were partially offset by increases in woundcare product sales in both the domestic and international markets. Domestic woundcare sales increased $55,000, or 6.1%, to $965,000 for the quarter ended September 30, 2006, as compared to $909,000 for the quarter ended September 30, 2005. International woundcare sales increased $155,000, or 189.0%, to $237,000 for the quarter ended September 30, 2006, as compared to $82,000 for the quarter ended September 30, 2005. The increase in international woundcare sales was attributable to new international customers in South America and Europe.

 DelSite grant revenue for the quarter increased $203,000, or 33.4%, to $811,000 versus $608,000 for the quarter ended September 30, 2005. The increase in Delsite grant revenue was primarily attributable to revenue recognized under the October 2004 NIAID challenge grant increasing $308,000, or 61.6%, to $808,000 for the quarter ended September 30, 2006, versus $500,000 for the same quarter last year. This increase was offset partially by a decrease of $105,000 in SBIR Grant revenue to $3,000 for the quarter versus $108,000 for the same quarter last year. The decrease in the SBIR Grant revenue was the result of the winding down of this grant program, which is in its final stages and has been extended until November 30, 2006.

 Product-Related Gross Margins
 -----------------------------

 Product-related gross margins for the quarter ended September 30, 2006, were $1,230,000, an increase of $261,000, or 26.9%, from the third quarter 2005 figure of $969,000. Product-related gross margins as a percentage of product-related revenue rose to 21.0% during the third quarter of 2006 from 19.3% during the same quarter last year. The increase in product-related gross margins was attributable to a change in sales mix toward higher margin products within the Consumer Services Division, as well as a reduction of unfavorable manufacturing variances which decreased to $221,000 for the quarter ended September 30, 2006, versus $291,000 for the same quarter last year. These gross margin increases were offset partially by a $513,000 decrease in royalty revenue, which has no associated cost of goods sold.

 Selling, General and Administrative Expenses
 --------------------------------------------

 The Company experienced an increase of $152,000, or 8.8%, in selling, general and administrative expenses during the quarter ended September 30, 2006. These expenses totaled $1,884,000 as compared to $1,732,000 during the quarter ended September 30, 2005. The increase was primarily due to an increase in administrative compensation expense, as well as NASDAQ and other shareholder reporting expenses.

 Research and Development
 ------------------------

 Specialized research and development expenses in support of the Company's ongoing operations decreased by $33,000, or 16.2%, to $171,000 for the quarter ended September 30, 2006, as compared to $204,000 for the quarter ended September 30, 2005. The Company continues to focus the efforts of this group on product development in support of its manufacturing business.

 DelSite operates independently from the Company's other research and development program and is responsible for research, development and marketing of the Company's proprietary Gelsite[R] technology for controlled release and delivery of bioactive pharmaceutical ingredients. DelSite expenses during the quarter ended September 30, 2006, increased $299,000, or 24.8%, to $1,503,000 as compared to $1,204,000 during the quarter ended September 30, 2005. The increase was primarily due to increased expenditures related to activities under the October 2004 NIAID challenge grant.

 Interest Expense
 ----------------

 Interest expense, net of interest income, during the quarter ended September 30, 2006, increased $225,000 or 549%, to $266,000 as compared to $41,000 for the quarter ended September 30, 2005. The increase in net interest expenses was the result of $116,000 of debt discount amortization related to the sale of the $5.0 million 6% subordinate notes, as well as $42,000 in amortization of debt-issue costs and $75,000 in interest expense related to the same debt issue.

 Income Taxes
 ------------

 The Company recorded no foreign income taxes in the quarter ended September 30, 2006, related to its operations in Costa Rica. There was a benefit of $30,000 for foreign income tax expense in the quarter ended September 30, 2005.

 Net Loss
 --------

 Net loss for the quarter ended September 30, 2006, increased $190,000 to $1,764,000, as compared to net loss of $1,574,000 for the quarter ended September 30, 2005. The net loss was attributable to the reasons discussed above. Loss per share for the third quarter of 2006 was $0.16 per share compared to a net loss per share of $0.15 for the third quarter of 2005. Due to uncertainties surrounding future sales to Natural Alternatives and Mannatech, as well as research and development expenses related to DelSite's activities, the Company may incur losses for the foreseeable future.


 Nine months ended September 30, 2006, compared to nine months ended September 30, 2005

 Revenue
 -------

 Revenue for the nine months ended September 30, 2006, decreased $1,486,000, or 6.7%, to $20,666,000, as compared to $22,152,000 during the nine months ended September 30, 2005.

 Consumer Services revenue for the nine months decreased $301,000, or 2.4%,to $12,465,000 versus $12,766,000 for the nine months ended September 30, 2005. The decrease in Consumer Services revenue was primarily the result of decreased raw material sales to Natural Alternatives and Mannatech of $2,951,000. This decrease was partially offset by an increase of $2,594,000 in specialty manufacturing sales with $1,823,000 of this sales increase attributable to sales to Wormser, a new customer in 2006.

 Medical Services revenue during the nine months ended September 30, 2006, decreased by $1,277,000, or 16.0%, to $6,695,000, as compared to $7,972,000 for the nine months ended September 30, 2005. The decrease in Medical Services revenue was primarily the result of a $1,540,000 decrease in royalty revenue due to the expiration of the original Distributor and License Agreement with Medline and the reduced royalty level in the subsequent extension. Royalty revenue for the nine months ended September 30, 2006, was $312,000 as compared to $1,852,000 for the nine months ended September 30, 2005. This decrease was partially offset by an increase in woundcare product sales in the international market. International woundcare sales increased $292,000, or 52.6%, to $847,000 for the nine months ended September 30, 2006, as compared to $555,000 for nine months ended September 30, 2005. The increase in international woundcare sales was attributable to new international customers in South America and Europe. In addition, sales of Medline dermal-branded products increased $150,000, or 5.5%, to $2,862,000 for the nine months ended September 30, 2006, as compared to $2,712,000 for the same period last year.

 DelSite grant revenues for the nine months ended September 30, 2006, increased $92,000, or 6.5%, to $1,506,000 versus $1,414,000 for the nine months ended September 30, 2005. The increase was primarily attributable to an increase of $332,000, or 29.8%, in revenue recognized under the October 2004 NIAID challenge grant. Grant revenues under this program rose to $1,445,000 for the nine months ended September 30, 2006, versus
 $1,113,000 for the same period last year. This increase was offset partially by a decrease of $240,000, or 79.7%, in SBIR Grant revenue, which decreased to $61,000 for the nine months versus $301,000 for the same nine month period last year. The decrease in the SBIR Grant revenue was the result of the winding down of this grant program, which is in its final stages and has been extended until November 30, 2006.

 Product-Related Gross Margins
 -----------------------------

 Product-related gross margins for the nine months ended September 30, 2006, were $3,903,000, a decrease of $3,189,000, or 45.0%, from the year-to-date 2005 figure of $7,092,000. Product-related gross margins as a percentage of product-related revenue fell to 20.4% during the nine months ended September 30, 2006, from 34.2% during the same nine month period last year. The decrease in product-related gross margins was primarily attributable to a $1,540,000 decrease in royalty revenue, which has no associated cost of goods sold. Another contributing factor to the decrease in product-related gross margins was the change in the sales mix in the first half of the year toward lower margin products in the Consumer Services Division. As noted above, sales mix drove margins higher in the third quarter of 2006, although not in an amount sufficient to offset the first half decline. Product-related gross margins for the Consumer Services Division decreased $1,646,000 to $4,023,000 for the nine months ended September 30, 2006, from $5,669,000 for the nine months ended September 30, 2005.

 Selling, General and Administrative Expenses
 --------------------------------------------

 The Company experienced an increase of $164,000, or 3.0%, in selling, general and administrative expenses during the nine months ended September 30, 2006. These expenses totaled $5,652,000 as compared to $5,488,000 during the nine months ended September 30, 2005. The increase was primarily due to an increase in administrative compensation expense, as well as NASDAQ and other shareholder reporting expenses.

 Research and Development
 ------------------------

 Specialized research and development expenses in support of the Company's ongoing operations decreased by $121,000 or 18.4%, to $536,000 for the nine months ended September 30, 2006, as compared to $657,000 for the nine months ended September 30, 2005. The Company continues to focus the efforts of this group on product development in support of its manufacturing business.

 DelSite operates independently from the Company's other research and development program and is responsible for research, development and marketing of the Company's proprietary Gelsite[R] technology for controlled release and delivery of bioactive pharmaceutical ingredients. DelSite expenses during the nine months ended September 30, 2006, increased $47,000, or 1.2%, to $3,985,000, as compared to $3,938,000 during the nine months ended September 30, 2005.

 Interest Expense
 ----------------

 Interest expense, net of interest income, during the nine months ended September 30, 2006, increased $601,000 to $723,000, as compared to $122,000 for the nine months ended September 30, 2005. The increase in net interest expense was a result of $320,000 of debt discount amortization related to the sale of the $5.0 million 6% subordinated notes, plus $126,000 in amortization of debt-issue costs and $225,000 in interest expense related to the same debt issue.

 Net Loss
 --------

 Net loss for the nine months ended September 30, 2006, increased by $3,885,000 to $5,451,000 as compared to net loss of $1,566,000 for the nine months ended September 30, 2005. The decrease was attributable to the reasons discussed above. Loss per share for the nine months ended September 30, 2006, was $0.50 per share compared to net loss per share of $0.15 for the nine months ended September 30, 2005. Due to uncertainties surrounding future sales to Natural Alternatives and Mannatech, as well as research and development expenses related to DelSite's activities, the Company may incur losses for the foreseeable future.


 OTHER ITEMS

 Off-Balance Sheet Arrangements

 As of September 30, 2006, the Company has outstanding a letter of credit in the amount of $250,000, which is used as security on the lease for the Company's laboratory and warehouse facility. The Company has outstanding a letter of credit in the amount of $100,000, which is used as security on a capital lease for equipment. The Company has outstanding a letter of credit in the amount of $100,000, which is used as security on the lease for the Company's corporate headquarters and manufacturing facility.

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

 On January 11, 2006, a lawsuit was filed in Circuit Court of Etowah County, Alabama styled as Sonya Branch and Eric Branch, as individuals vs. Carrington Laboratories, Inc., Medline Industries, Inc. and Gadsden Regional Medical Center. Plaintiffs have alleged they were damaged by the Company's Medline labeled alcohol-free mouthwash product and are seeking unspecified compensatory and punitive damages.

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

 On August 28, 2006, a lawsuit was filed in United States District Court for the Western District of Oklahoma styled as Ruth Ann Jones, as Personal Representative of the State of Harold Dean Jones, Deceased, Mary Adams and Vera Anderson vs. Carrington Laboratories, Inc. and Medline Industries, Inc. Plaintiffs have alleged they were damaged by the Company's Medline labeled alcohol-free mouthwash product and are seeking an amount in excess of $75,000 in damages.

 On September 14, 2006, a lawsuit was filed in United States District Court for the Northern District of Illinois styled as Mutsumi Underwood, as Personal Administrator of the Estate of Ronald W. Underwood vs. Medline Industries, Inc. and Carrington Laboratories, Inc. Plaintiffs have alleged they were damaged by the Company's Medline labeled alcohol-free mouthwash product and are seeking an amount in excess of $75,000 in damages.

 On September 22, 2006, a lawsuit was filed in Circuit Court for Macon County, Tennessee styled as Donna Green, Lois Bean, KHI Williams and David Long vs. Carrington Laboratories, Inc. and Medline Industries, Inc. Plaintiffs have alleged they were damaged by the Company's Medline labeled alcohol-free mouthwash product and are seeking $800,000 in compensatory and exemplary damages.

 The Company has $10.0 million of product liability insurance. The Company and its insurance carrier intend to defend against each of these claims.


 Item 1A.  Risk Factors

 The terms of our credit facility restrict our operational flexibility.

 Our credit facility contains covenants that restrict, among other things, our ability to borrow money, make particular types of investments, including investments in our subsidiaries, or other restricted payments, swap or sell assets, merge or consolidate, or make acquisitions. Default under our credit facility could allow the lenders to declare all amounts outstanding to be immediately due and payable. We have pledged substantially all of our assets to secure the debt under our credit facility. If the lenders declare amounts outstanding under the credit facility to be due, the lenders could proceed against those assets. Any event of default, therefore, could have a material adverse effect on our business if the creditors determine to exercise their rights and could cause us to be unable to repay all or a substantial portion of our then outstanding indebtedness. Our credit facility also requires us to maintain specified financial ratios. Our ability to meet these financial ratios can be affected by events beyond our control. At September 30, 2006, and at each measuring point since July 31, 2005, the Company was not in compliance with one or more of its financial-ratio covenants under the Comerica credit facility and we have been required to seek and obtain waivers for failure to satisfy certain financial ratios under our credit facility. We may also incur future debt obligations that might subject us to restrictive covenants that could affect our financial and operational flexibility, restrict our ability to pay dividends on our common stock or subject us to other events of default. Any such restrictive covenants in any future debt obligations we incur could limit our ability to fund our businesses with equity investments or intercompany advances, which would impede our ability to operate or expand our business.

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


 Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

        (c)   Equity Securities Repurchase Program

        In March 2001, the Board of Directors authorized the Company to repurchase up to one million shares of its outstanding Common Stock. The Company believes it has the financial resources necessary to repurchase shares from time to time pursuant to the Board's repurchase authorization. The Company did not repurchase any shares of its outstanding Common Stock during the quarter ended September 30, 2006.

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


                                    CARRINGTON LABORATORIES, INC.
                                         (Registrant)



 Date:  November 14, 2006          By:   /s/ Carlton E. Turner
                                         -----------------------------
                                         Carlton E. Turner,
                                         President and
                                         Chief Executive Officer
                                         (principal executive officer)



 Date:  November 14, 2006          By:   /s/ Robert W. Schnitzius
                                         -----------------------------
                                         Robert W. Schnitzius,
                                         Vice President and
                                         Chief Financial Officer
                                         (principal financial and
                                         accounting officer)

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