Form 10-K
period 2006-12-31
CARRINGTON LABORATORIES INC /TX/
filed 2007-04-02
CIK 718007

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  Form 10-K

 [X] Annual Report Pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934 for the fiscal year ended December 31, 2006

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

                  2001 Walnut Hill Lane, Irving, Texas 75038
                  ------------------------------------------
                   (Address of principal executive offices)

     Registrant's telephone number, including area code:  (972) 518-1300

         Securities registered pursuant to Section 12(b) of the Act:

       Title of each class        Name of exchange on which registered
       -------------------        ------------------------------------
  Common Stock ($0.1 par value)           NASDAQ Capital Market

         Securities registered pursuant to Section 12(g) of the Act:
                       Preferred Share Purchase Rights
                               (Title of class)

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

      Indicate by check mark if disclosure  of delinquent filers pursuant  to
 Item 405 of Regulation S-K (S229.405 of this chapter) is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

 Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [X]

      Indicate by check mark  whether the registrant is  a shell company  (as
 defined in Rule 12b-2 of the Act).                          Yes [ ]  No  [X]

      The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant (treating all executive officers and directors of the Registrant and holders of 10% or more of shares outstanding, for this purpose, as if they may be affiliates of the Registrant) was $36,019,887, computed by reference to the price at which common equity was sold on June 30, 2006 of $3.69 per share.

      Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date: 10,895,761 shares of Common Stock, par value $.01 per share, were outstanding on March 19, 2007.

                     DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the Registrant's proxy statement for its annual meeting of shareholders to be held on May 17, 2007 are incorporated by reference into
 Part III hereof, to the extent indicated herein.

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

 The Company distributes its Medical Services products through a single source distributor, Medline Industries, Inc. ("Medline"). Pursuant to its agreement with Medline, the Company manufactures its existing line of products and sells them to Medline at specified prices. The prices are subject to adjustment not more than once each year to reflect increases in manufacturing cost. If Medline elects to market any other products under any of the Company's trademarks, Medline will pay the Company a royalty of between one percent and five percent of the annual sales of the trademarked products, depending on the aggregate amount of the net sales under this agreement to Medline. In addition, pursuant to a Supply Agreement with Medline, which expires November 2008, the Company manufactures Medline-branded dermal management products.

 The Company maintains dual control with Medline of certain national pricing agreements which cover hospitals, alternate care facilities, home health care agencies and cancer centers. These agreements allow Medline representatives to make presentations in member facilities throughout the country. In order to promote continued brand-name recognition, the Company engages in limited marketing and advertising to bolster Medline's efforts in these areas.

 The Medical Services Division has several distribution and licensing agreements for the sale of its products into international markets. The Division also sells wound care products into international markets on a non-contract, purchase order basis. Opportunities in the Internet market are also addressed through the Company's websites, www.carringtonlabs.com and www.woundcare.com. These website addresses are included in this document as an inactive textural reference only and the information contained on these websites is not incorporated into this Form 10-K.

 The Medical Services Division is aggressively pursuing the veterinary wound care markets, both equine and companion animal, based on the commercial and brand success the Company has had in the advanced wound care market for humans. The Company also produces Acemannan Immunostimulant[TM], a biologic product fully licensed by the United States Department of Agriculture ("USDA") as an adjuvant therapy for certain cancers in dogs and cats. This product, in addition to several wound and skin care products developed specifically for the veterinary market, are marketed through veterinary distributors. The Company is actively pursuing additional distribution arrangements for these products.

 The Medical Services Division is actively involved in developing and promoting the SaliCept[R] line of products, which includes an oral rinse, patches for oral wounds and extraction sites, and other products. In 2006 the Company signed a three-year exclusive representative agreement with Executive Sales Associates. Under the terms of the agreement, the Company will supply Executive Sales Associates with the Salicept[R] line of products for use in the management of dry socket for distribution into the dental practitioner market in the United States and Canada. In return, Executive Sales Associates will be responsible for sales, marketing and distribution of these products through its diversified network of national and regional distributors.

                          Consumer Services Division
                          --------------------------

 The Consumer Services Division markets and licenses products in three distinct categories in the health and beauty markets: Bulk Raw Materials, Specialty Manufacturing Services and Finished Consumer Products. The Bulk Raw Materials category is comprised of proprietary bulk raw materials produced from Aloe vera L. utilizing the Company's patented alcohol-precipitation method. The premier product is Manapol[R] powder, a bulk raw material that contains greater than 60% polymeric polysaccharides. Manapol[R] powder is marketed to manufacturers of food and nutritional products who desire quality, clinically-proven ingredients for their finished products that can carry a structure/function claim for immune system enhancement. In addition to Manapol[R] powder, the Consumer Services Division markets the bulk raw material Hydrapol[TM] powder to manufacturers of bath, beauty and skin care products. Hydrapol[TM] powder is currently the only raw material from Aloe vera L. that has the International Nomenclature Cosmetic Ingredient ("INCI") name of Aloe Barbadensis Leaf Polysaccharides. The Company is also developing additional bulk raw materials to expand their market presence and increase opportunities to sell the Company's products to other potential customers.

 Historically, the vast majority of the Manapol[R] powder manufactured by the Company was supplied to two customers, Mannatech, Inc. ("Mannatech") and Natural Alternatives International, Inc., ("Natural Alternatives") pursuant to a non-exclusive supply agreement, which expired in November 2005. During 2006, the Company supplied Manapol[R] powder to Mannatech on a non-contract, purchase order basis, resulting in decreased sales volumes and revenues in the Consumer Services Division. In December 2006, the company entered into a non-binding term sheet with Mannatech as the result of negotiations to re-establish a contractual supply arrangement. Subsequently, on January 25, 2007, the Company and Mannatech entered into a three-year Supply and Trademark Licensing Agreement that provides for purchase of minimum monthly volumes by Mannatech in the first two years. In 2006, combined sales to Mannatech and Natural Alternatives decreased $2.64 million, or 28.5% from 2005 levels. The Company anticipates 2007 sales to Mannatech under the agreement to be above the minimum levels required by the agreement but, due to inconsistency in the size and timing of Mannatech's orders, is uncertain as to by how much sales to Mannatech will exceed the contractual minimums. (See Note Nineteen - Subsequent Events). Additionally, the Company has continued its focused marketing effort to identify potential new Manapol[R] powder customers. See "Item 1A. Risk Factors" regarding our dependence on a limited number of customers.

 The Consumer Services Division also markets and licenses Specialty Manufacturing Services to segments of the health, cosmetic and personal care industries. The Specialty Manufacturing Services group concentrates its efforts on providing custom product development of functional beverages, skin care products and bath products. The scope of the various services provided by the Specialty Manufacturing Services group includes taking projects from formulation design through manufacturing, manufacturing and filling according to customer-provided formulations and specifications, filling customer-provided packaging components and assembling custom kits for customers.

 In December 2002, the Company acquired certain assets of the Custom Division of Creative Beauty Innovations, Inc. ("CBI"), including specialized manufacturing customer information, intellectual property, equipment and selected inventories. Under the agreement, the Company paid CBI $1.6 million, including $0.6 million for related inventory. In addition, for the five-year period ending in December 2007, the Company agreed to pay CBI a royalty in an amount equal to 9.0909% of Carrington's net sales of CBI products to CBI's transferring customers up to $6.6 million per year, and 8.5% of its net sales of CBI products to CBI's transferring customers over $6.6 million per year. The Company recorded expenses of $308,000, $262,000 and $271,000 in 2006, 2005 and 2004, respectively, for royalties due under the agreement.

 The final category of the Consumer Services Division is Finished Consumer Products. This unit markets finished products containing Manapol[R] and Hydrapol[TM] powders into domestic health and nutritional products markets through health food stores, independent retail outlets, internet marketing services at www.carringtonlabs.com, direct consumer sales, and to the international marketplace on a non-contract, purchase order basis.


                        DelSite Biotechnologies, Inc.
                        -----------------------------

 In 2001, the Company incorporated a wholly-owned subsidiary named DelSite Biotechnologies, Inc. DelSite was formed to commercialize innovations discovered by scientists at the Company and operates independently from the Company's other businesses. DelSite is responsible for the research, development and marketing of the Company's proprietary drug delivery technologies based on GelSite[R] polymer, a new and unique natural complex carbohydrate, which was characterized in 1998 from Aloe vera L. DelSite commenced operations in January 2002 and is currently developing new technologies for controlled delivery of vaccines as well as bioactive protein and peptide therapeutics. GelVac[TM] nasal powder delivery technology for vaccines is DelSite's most advanced delivery platform. An avian influenza powder vaccine utilizing this technology is currently in preclinical development.

 DelSite's business plan is to partner with biotechnology and pharmaceutical companies to provide novel delivery solutions for their drugs and vaccines. Together with its collaborators and contractors, DelSite has the following capabilities:

 *  Formulation development

 *  Feasibility studies

 *  Preclinical development

 *  Clinical supply production

 *  Product scale-up

 *  Technology transfer

 *  cGMP production of clinical materials

 *  Bio-Safety Lab, Class II, enhanced

 In 2002, DelSite formed a strategic collaboration with Southern Research Institute, Inc., of Birmingham, Alabama, to assist in the development of an injectable drug delivery system based on the GelSite[R] polymer. This agreement was subsequently assigned to Brookwood Pharmaceuticals, Inc. Brookwood is a for-profit center for scientific research and is still associated with Southern Research Institute. The two companies signed a five-year collaborative agreement in April 2003, under which they will jointly develop an injectable long-term delivery system for proteins and peptides. In July 2006, the Company signed a one-year renewable collaboration agreement with Brookwood to continue developing injectable therapeutic formulations. Intellectual property rights for discoveries under these agreements will be determined based upon the nature and source of the discovery. Research efforts under these agreements are managed by a team comprised of two scientists from each company.

 In March 2004, the National Institute of Allergy and Infectious Diseases ("NIAID") awarded a Small Business Innovation Research ("SBIR") Biodefense Grant to DelSite of up to $888,000 over two years, based on satisfactory progress of the project. The grant proposal has funded development of nasal vaccine delivery formulations including the GelVac[TM] intranasal powder vaccine delivery platform technology. In January 2006, DelSite applied for and received a nine-month extension of time to complete the approved work under this grant. In November 2006, DelSite received the permission to further extend the grant to May 2007. The research covered under the grant has been completed and the extension is mainly for further expanding the development activities.

 In July 2004, DelSite leased 5,773 square feet of new laboratory and office space in the Texas A&M University Research Park in College Station, Texas. DelSite also completed a 3,000 square foot expansion of its facilities in Irving, Texas.

 In October 2004, NIAID awarded DelSite a $6 million grant to develop an inactivated influenza nasal powder vaccine against the H5N1 strain commonly known as avian or bird flu. The grant was awarded under a biodefense and SARS product development initiative and is funding a three-year preclinical program utilizing the Company's proprietary GelVac[TM] nasal powder delivery system. DelSite has completed the first two milestones of this program on schedule.

 In January 2007, DelSite granted a non-exclusive license to EndoBiologics, Inc., ("EndoBiologics") of Missoula, Montana. The license covers developing and evaluating investigational conjugate vaccines against bacillary dysentery (shigellosis) and other bacterial diseases using DelSite's GelVac[TM] nasal powder vaccine delivery platform. GelVac[TM] is DelSite's leading vaccine delivery platform based on GelSite[R] polymer technology. The goal of the program is to develop needle-free vaccines that can be shipped worldwide and stored without refrigeration.

 Shigellosis is the leading cause of dysentery worldwide. It is endemic in lesser developed countries, and causes infections in about 160 million children annually. It is also a serious threat to international travelers and U.S. military forces who visit or are deployed to endemic regions.

 EndoBiologics is a privately-held biotechnology company and has a Cooperative Research and Development Agreement ("CRADA") with the Walter Reed Army Institute of Research and grants from the Department of Defense for the development of vaccines to protect U.S. military troops against bacterial dysentery.

 In January 2007, DelSite granted a non-exclusive license to AriaVax, Inc., ("AriaVax"), a biotechnology company located in Gaithersburg, Maryland, for the purpose of developing and evaluating an investigational novel peptide vaccine against HIV infection using DelSite's proprietary GelSite[R] polymer delivery technology. The objective of the program is to develop an effective peptide vaccine formulation that will not only enhance the immune system but will also remain stable at room temperature, be easily shipped and require no refrigeration.

 HIV infection is well known as a primary health scourge of the twentieth century. The HIV virus rapidly mutates, and hundreds of different strains are present worldwide. The key challenge for creating a safe and effective anti-HIV vaccine is to elicit in people a single neutralizing immune response that covers all of the world's strains. Molecular components that are common to the different strains of HIV should be useful components of a broadly neutralizing vaccine, an approach AriaVax is pursuing.

 AriaVax is a privately-held small molecule vaccine company. AriaVax is using its proprietary Deadlock[TM] technology to create novel peptide-based vaccine candidates for a variety of indications. A portion of the HIV work described here has been supported by grants from the National Institutes of Health of the Department of Health and Human Services.

 In February 2007, DelSite signed a non-exclusive license agreement with privately-held ElSohly Laboratories, Inc., ("ElSohly") of Oxford, Mississippi. The agreement covers the use of GelSite[R] polymer technology in formulating the anticancer drug and analogs that are being developed by ElSohly. The overall goal is to use the GelSite[R] polymer technology to enhance the solubility and extend the release time of the drug candidate and analogs.

 Cancer is the leading cause of death in the U.S. and worldwide. The anticancer drug and analogs being developed by ElSohly are intended for more than one type of cancers. The development effort is conducted in part under CRADA with the National Cancer Institute and in collaboration with the National Center for Natural Products Research at the University of Mississippi.

 ElSohly is a privately-held company specializing in naturally-derived therapeutics. One of its drug candidates has undergone a human clinical trial in Europe. Funding for product development comes from private and government contracts, as well as sale of reference standards for organizations involved in the National Laboratory Certification Program. The Company has been in business for over 20 years.

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

 The Company expended approximately $5,760,000, $5,796,000 and $4,737,000 on research and development in 2006, 2005 and 2004, respectively. Research activities associated with DelSite accounted for 88% of the 2006, 86% of the 2005 and 81% of the 2004 research and development expenditures.

                       DelSite Research and Development
                       --------------------------------

 The Company believes that DelSite's products' functionality and/or pharmacological activity make them potential candidates for further development as pharmaceutical or therapeutic agents. In 2007, DelSite will continue to focus its research and development activities on its preclinical development program for an intranasal powder avian influenza vaccine as well as developing further basic research data for the use of its GelSite[R] and GelVac[TM] delivery technologies with potential pharmaceutical and vaccine partners. There is no assurance, however, that DelSite will be successful in its efforts.

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

 DelSite successfully completed a Phase I clinical safety study for its GelVac[TM] vaccine delivery system (without vaccine antigen) in 2005.
 Additional clinical trials will be required for DelSite's products, including its avian influenza H5 nasal powder vaccine. In addition, DelSite filed a drug master file ("DMF") with the Center for Drug Evaluation and Research, ("CDER") of the FDA for mucosal applications of its GelSite[R] polymer technology in September 2005. The DMF was updated with the CDER of the FDA and was also filed with the Center for Biologics Evaluation and Research ("CBER") of FDA in September 2006.

                            Human Clinical Studies
                            ----------------------

 The Company's new product programs for its operating segments do not require clinical trials for clearance or approval prior to commercial distribution. However, from time to time, the Company supports its existing products and new products with clinical studies that will support or expand the product claims and indications for use and thereby demonstrate the product's features and benefits. DelSite's program of developing its GelSite[R] and GelVac[TM] technologies for the delivery of vaccines and therapeutics periodically requires clinical studies to demonstrate safety and efficacy. In 2005, DelSite conducted a successful Phase I human safety study utilizing the GelVac[TM] delivery system with the GelSite[R] polymer only. In 2007 or early 2008, DelSite expects to conduct another Phase I human safety study with both the GelSite[R] polymer and a vaccine antigen.

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


                PRODUCTS AND POTENTIAL INDICATIONS DEVELOPED,
                         PLANNED OR UNDER DEVELOPMENT

 PROGRAM                         INDICATION                         STATUS
 -------                         -------------------                ------
 GelVac[TM] Nasal Powder         Delivery system for vaccines       Phase I
 Delivery System                                                    completed

 GelSite[R] Polymer Powder       Mucosal delivery system for        Preclinical
                                 therapeutics

 GelSite[R] Polymer              Controlled release delivery        Preclinical
 Injectable Delivery             system for protein and
 System                          peptide therapeutics

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

 Oral
 ----
   Human
     Pain Reduction              Mucositis                          Marketed

   Dental
     Pain Reduction              Aphthous Ulcers, Oral Wounds       Marketed
     Post Extraction             Oral Surgery                       Marketed
     Wounds

 Injectable
 ----------
   Veterinary
     Adjunct for cancer          Fibrosarcoma                       Marketed

 Nutraceuticals
 --------------
  Immune Enhancing               Manapol[R]/Maitake Gold 404[R]     Marketed
    Product
  Immune Enhancing                                                  Clinical
    Product                      Manapol[R]/Calcium Enriched        Evaluation


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

                         Raw Materials and Processing
                         ----------------------------

 The principal raw material used by the Company in its operations is the leaf of the plant known as Aloe vera L. Through patented processes, the Company obtains several bulk freeze-dried biologic materials from the central portion of the Aloe vera L. leaf known as the gel. A basic bulk mannan, Acemannan Hydrogel[R], is used as an ingredient in certain of the Company's proprietary wound and skin care products.

 The Company owns a 410-acre farm in the Guanacaste province of northwest Costa Rica which currently has approximately 71 acres planted with Aloe vera
 L. The Company is currently performing a land reclamation project on the farm to increase productive acreage. The Company's current need for leaves exceeds the supply of harvestable leaves from the Company's farm, requiring the purchase of leaves from other sources in Costa Rica at prices comparable to the cost of acquiring leaves from the Company's farm. The Company has entered into several supply agreements with local suppliers near the Company's factory to provide leaves. From time to time the Company also imports leaves from Central and South America at prices comparable to those in the local market. The Company anticipates that the suppliers it currently uses will be able to meet all of its requirements for leaves in 2007.

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

 As of December 31, 2006, Rancho Aloe was providing an average of 16% of the Company's monthly requirement of leaves. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" for further information regarding the Company's relationship with Aloe & Herbs.

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

 The Company has obtained a patent in the United States relating to a therapeutic device made from freeze-dried complex carbohydrate hydrogel (U.S. Patent No. 5,409,703, issued on April 25, 1995). A Patent Cooperation Treaty application based on the parent U.S. application has been filed designating a number of foreign countries where several of the patents have issued.

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

 In addition, the Company obtained an Australian Patent (Patent No. 718631, having an Accepted Journal Date of April 20, 2000) and a South Korean Patent (No. 463469), issued December 16, 2004, on Uses of Denture Adhesive Containing Aloe Extract. On June 20, 2000, Singapore granted the Company a patent on Bioactive Factors of Aloe Vera Plants (P-No. 51748) and on February 6, 2004, under Patent No. 419354, South Korea issued a patent for the same.

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

 The Company was also issued, on July 23, 2003, a European Patent (No. 965346), which was validated in France, Great Britain, Italy, and Germany (No. 69133298.3), associated with uses of acetylated mannan derivatives in treating chronic respiratory disease.

 The Company has received several patents related to the drug delivery technology that is the foundation for its subsidiary DelSite Biotechnologies, Inc. The first patent obtained was in the United States (U.S. Patent No. 5,929,051, issued on July 27, 1999) related to the composition and process for a new complex carbohydrate (pectin) isolated from Aloe vera L.

 The Company received the grant of two U.S. patents (Patent No. 6,274,548 issued August 14, 2001, and Patent No. 6,313,103 issued November 6, 2001) associated with the use of pectins for purification, stabilization and delivery of certain growth factors. The Company also received, on August 17, 2004, a U.S. patent (No. 6,777,000) relating to the use of pectin "in-situ" gelling formulations for the delivery and sustained release of physiologically active agents such as drugs and vaccines. Also, the Company was issued, on September 28, 2005, a European Patent (No. EP 1 086 141) relating to aloe pectins, process of isolation and their use. On December 21, 2005, the Company was issued EP Patent No. 1 607 407 that relates to compositions and delivery of bioactive substances. On April 4, 2006, the Company was issued U.S. patent 7,022,683 for use of a specific class of aloe pectins in pharmaceutical applications. On May 17, 2006, the Company received a Chinese patent (CN 1531419) on A In Situ Gel Formation of Pectins. On February 13, 2007, the Company received a Korean patent No. 587423 titled "Aloe Pectins" relating to the composition and process of manufacturing novel pectins from Aloe vera L. Other U.S. PCT applications on aloe pectin and its drug delivery applications are pending. A U.S. patent application on growth factor and protease enzyme is also pending.

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

 The technology applicable to the Company's products is developing rapidly. A substantial number of patents have been issued to other biopharmaceutical companies. In addition, competitors have filed applications for, or have been issued, patents and may obtain additional patents and proprietary rights relating to products or processes competitive with those of the Company. To the Company's knowledge, acetylated mannan derivatives do not infringe on any valid, enforceable U.S. patents. A number of patents have been issued to others with respect to various extracts of the Aloe vera L. plant and their uses and formulations, particularly in respect to skin care and cosmetic uses. While the Company is not aware of any existing patents which conflict with its current and planned business activities, there can be no assurance that holders of such other Aloe vera L.-based patents will not claim that particular formulations and uses of acetylated mannan derivatives in combination with other ingredients or compounds infringe, in some respect, on these other patents. In addition, others may have filed patent applications and may have been issued patents relating to products and technologies potentially useful to the Company or necessary to commercialize its products or achieve their business goals. There is no assurance that the Company will be able to obtain licenses of such patents on acceptable terms.

 On December 15, 2004, DelSite filed an Opposition proceeding in the European Patent Office against EP Patent EP 0 975 367. This EP patent was granted March 31, 2004, and assigned to West Pharmaceutical Services Drug Delivery & Clinical Research Centre Limited ("West"). A similar U.S. Patent No. 6,432,440 issued to West on August 13, 2002, and similar West patents have been granted or applications are pending in several non-European countries, such as Australia, Japan, New Zealand, and South Africa. The aforementioned patents have now been assigned to Archimedes Pharma.

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

 The Company has given the trade name Carrasyn[R] to certain of its products containing acetylated mannans. The Company has filed a selected series of domestic and foreign trademark applications for the marks Manapol[R], Carrisyn[R], Carrasyn[R] and CarraGauze[R]. Further, the Company has registered the trade name Carrington[R] in the United States. In 1999, the Company obtained four additional registered trademarks in Brazil.

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

 In October 2004 the Company applied for a Canadian registration for the mark OraPatch[R].

 In addition, applications for the registration of the mark GelVac[TM] are pending in the United States. In June 2005, the Company obtained registration in Europe of its marks GelVac[TM] and Salicept[R].

 The registration for the mark OraPatch[R] was issued in the U.S. in August 2006. The mark Brace-Eez[R] has recently obtained a federal registration in the U.S.

                                  Employees
                                  ---------

 As of February 28, 2007, the Company employed 260 persons, of whom 53 were engaged in the operation and maintenance of its Irving, Texas processing plant, 153 were employed at the Company's facility in Costa Rica and the remainder were executive, research, quality assurance, manufacturing, administrative, sales, and clerical personnel. Of the total number of employees, 105 were located in the U.S., 153 in Costa Rica, one in Puerto Rico and one in Europe. The Company considers relations with its employees to be good. The employees are not represented by a labor union.

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


 ITEM 1A.  RISK FACTORS.
           -------------

 You should carefully consider the following risk factors, in addition to those discussed elsewhere in this Form 10-K, in evaluating our company and our business.

 Risks Related to Our Business

 We may not achieve or sustain profitability.

 We incurred a net loss for the year ended December 31, 2006 of $7,607,000. We reported a net loss of $5,336,000 for the year ended December 31, 2005. We reported nominal net income of approximately $36,000 for the year ended December 31, 2004.

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

 We will require additional financing to sustain our operations and without it we may not be able to continue operations. Our inability to raise additional working capital, or to raise it on terms which are acceptable to us, or to raise it in a timely manner would negatively impact our ability to fund our operations to generate revenues, and to otherwise execute our business plan, leading to the possible reduction or suspension of our operations or ultimately to our going out of business.

 At December 31, 2006 and December 31, 2005, we had operating cash flow deficit of $5.1 million and $3.4 million, respectively; and we had an operating cash flow of $2.4 million for the year ended December 31, 2004. We have received a report from our independent registered public accounting firm on our consolidated financial statements for our fiscal year ended December 31, 2006 in which our auditors have included explanatory paragraphs indicating that our significant net losses and working capital deficiency cause substantial doubt about our ability to continue as a going concern.

 We are currently in default under our credit facility, due to our inability to meet certain financial covenants. Historically, our lender has waived the events of non-compliance under the terms of the facility. However, we believe that it is unlikely that Comerica will continue to grant such waivers after the second quarter of 2007, and can make no assurances that such waivers will be granted for events of non-compliance occurring subsequent to May 31, 2007. We are seeking additional funding that would enable us to repay our indebtedness under our credit facility and fund our working capital obligations. However, additional funds may not be available when required or on terms acceptable to us. If we are unable to cure our existing defaults under the credit facility, obtain waivers from our lender or obtain additional financing, our business prospects, operating results and financial condition may be materially and adversely affected to such an extent that we are forced to restructure, sell some of our assets or curtail our operations.

 We are dependent on a limited number of customers.

 A few large customers account for most of our revenue. For the year ended December 31, 2006, sales to Natural Alternatives, Mannatech, Medline and Wormser Corporation ("Wormser") accounted for approximately 13.5%, 10.3%, 26.2% and 9.8%, respectively, of our total revenue. During 2006 a new large customer, Wormser, was added to our client base. For the year ended December 31, 2005, sales to Natural Alternatives, Mannatech and Medline accounted for approximately 26.6%, 6.6% and 26.6%, respectively, of our total revenue. For the year ended December 31, 2004, sales to those three customers accounted for 44.8%, 1.9% and 22.6% of our total revenue. We expect that, for the foreseeable future, sales to a limited number of customers will continue to account, alone or in the aggregate, for a high percentage of our net revenues. Dependence on a limited number of customers exposes us to the risk that order reductions from any one customer may have a material adverse effect on our financial position and results of operations. For instance, in 2006, combined sales to Natural Alternatives and Mannatech decreased approximately $2.64 million, or 28.5%, from their 2005 levels and in 2005, combined sales to these two customers decreased approximately $5.12 million, or 35.5%, from their 2004 levels. On January 25, 2007, we executed a three-year Supply and Trademark Licensing Agreement with Mannatech. The agreement calls for minimum purchase quantities from Mannatech at fixed price levels. We anticipate 2007 sales to Mannatech under this agreement to be above the minimum levels required by the agreement but, due to inconsistency in the size and timing of Mannatech's orders, are uncertain as to by how much sales to Mannatech will exceed the contractual minimums. Presently, we are uncertain as to the future levels of sales, if any, to Wormser. A significant decrease in orders from Wormser would have a material adverse impact on our revenues and net income, as well as our ability to fund our continuing operations from cash flow.

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

 Our research and development expenses for the years ended December 31, 2006, 2005, 2004 were $5,760,000, $5,796,000, and $4,737,000, respectively. Given our current level of cash reserves and rate of revenue generation, we may not be able to advance fully the development of our products unless we raise additional cash through financing from the sale of our securities and/or through additional partnering agreements or research grants, none of which may be available on terms acceptable to us or at all.

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

 The biopharmaceutical field is expected to continue to undergo rapid and significant technological change. Potential competitors in the United States and abroad are numerous and include pharmaceutical, chemical and biotechnology companies. Many of these companies have substantially greater capital resources, research and development staffs, facilities and expertise (in areas including research and development, manufacturing, testing, obtaining regulatory approvals and marketing) than we have. This competition can be expected to become more intense as commercial applications for biotechnology and pharmaceutical products increase. Some of these companies may be better able than we to develop, refine, manufacture and market products that have application to the same indications as we are exploring. We understand that certain of these competitors are in the process of conducting human clinical trials of, or have filed applications with government agencies for approval to market, certain products that will compete in markets associated with products we currently have under development. We compete against many companies that sell products that are competitive with our products, with many of our competitors using very aggressive marketing efforts. Many of our competitors are substantially larger than we are in terms of sales and distribution networks and have substantially greater financial and other resources. Our ability to compete against these companies will depend in part on the expansion of the marketing network for our products.

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

 Our common  stock currently  is listed  for trading  on the  Nasdaq  Capital
 Market. If we are unable to continue to meet Nasdaq's continued listing standards, our common stock could be delisted from the Nasdaq Capital Market. For example, among other things, we could fail to maintain compliance with the Nasdaq Capital Market listing requirements if we did not maintain minimum stockholder equity of at least $2.5 million as a result of continuing losses, depending upon the type and amount of additional financing, if any, secured by the Company in 2007. If our common stock is not listed on the Nasdaq SmallCap Market or an exchange, trading of our common stock will be conducted in the over-the-counter market on an electronic bulletin board established for unlisted securities or directly through market makers in our common stock. If our common stock were to trade in the over-the-counter market, an investor would find it more difficult to dispose of, or to obtain accurate quotations for the price of, the common stock. A delisting from the Nasdaq Capital Market and failure to obtain listing on another market or exchange could subject our securities to so-called "penny stock rules" that impose additional sales practice and market-making requirements on broker-dealers that sell or make a market in such securities. Consequently, removal from the Nasdaq Capital Market and failure to obtain listing on another market or exchange could affect the ability or willingness of broker-dealers to sell or make a market in our common stock and the ability of purchasers of our common stock to sell their securities in the secondary market. Such delisting could also adversely affect our ability to obtain financing for the continuation of our operations and could result in the loss of confidence by investors.

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

 Our restated articles of incorporation and the Texas Business Corporation Act contain provisions that may have the effect of making more difficult or delaying attempts by others to obtain control of our company, even when these attempts may be in the best interests of shareholders. These include provisions limiting the shareholders' powers to remove directors or take action by written consent instead of at a shareholders' meeting. Our restated articles of incorporation also authorize our board of directors, without shareholder approval, to issue one or more series of preferred stock, which could have voting and conversion rights that adversely affect or dilute the voting power of the holders of common stock. Our bylaws also include provisions that divide our directors into three classes that are elected for staggered three-year terms and that establish advance notice procedures with respect to submissions by shareholders of proposals to be acted on at shareholder meetings and of nominations of candidates for election as directors. Texas law also imposes conditions on certain business combination transactions with "interested shareholders."

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

 Walnut Hill Facility. The Company's corporate headquarters and principal U.S. manufacturing facility occupy all of the 42,733 square foot office and manufacturing building (the "Walnut Hill Facility"), which is situated on an approximate 6.6-acre tract of land located in the Las Colinas area of Irving, Texas. The Company completed a sale of this property in December 2005 for $4,800,000 to private investors and simultaneously entered into a lease of the land and the building for a fifteen-year term. The manufacturing operations occupy approximately 17,279 square feet of the facility, administrative offices occupy approximately 17,204 square feet and with an additional 8,250 square feet undeveloped.

 Laboratory and Warehouse Facility. The Company leases a 51,200 square foot building in close proximity to the Walnut Hill facility to house its Research and Development, Quality Assurance and Quality Control Departments. Laboratories and offices for DelSite are also located in this facility. In addition, the Company utilizes a portion of the building as warehouse space. The lease expires in June 2011.

 Warehouse and Distribution Facility. The Company leases a 58,130 square foot building in close proximity to the Walnut Hill facility for use as additional warehouse space and for housing its distribution operations. The lease expires in February 2008.

 Texas A & M University Research Park Facility. DelSite leases 5,773 square feet of laboratory and office space in the Texas A&M University Research Park in College Station, Texas, under a lease which expires May 2007. DelSite uses this facility primarily for vaccine delivery research and development.

 Costa Rica Facility. The Company owns approximately 410 acres of land in the Guanacaste province of northwest Costa Rica. This land is being used for the farming of Aloe vera L. plants and is the site for a 30,700 square foot processing plant to produce bulk pharmaceutical and injectable mannans and freeze-dried purified extracts from Aloe vera L. used in the Company's operations. The processing plant became operational in 1993. The Company also produces liquid nutraceutical products and proprietary dental products at this facility.


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

 On January 11, 2006, a lawsuit was filed in Circuit Court of Etowah County, Alabama styled as Sonya Branch and Eric Branch vs. Carrington Laboratories,
 Inc.,  Medline  Industries, Inc.,  and   Gadsden  Regional Medical  Center.
 Plaintiffs alleged they were damaged by the mouthwash product. The amounts of damages were not specified.

 On April 25, 2006, a lawsuit was filed in Circuit Court for Davidson County, Tennessee styled as Ralph Spraggins, as Administrator of the Estate of Yvonne Spraggins vs. Southern Hills Medical Center, Tristar Health System, HCA Inc., HCA Health Services of Tennessee, Inc., HCA Hospital Corporation of America, Medline Industries, Inc., and Carrington Laboratories, Inc. Plaintiffs have alleged they were damaged by the Company's Medline-labeled alcohol-free mouthwash product and are seeking $2.0 million in compensatory damages. The case was dismissed without prejudice on January 11, 2007.

 On August 28, 2006, a lawsuit was filed in United States District Court for the Western District of Oklahoma styled as Ruth Ann Jones, as Personal Representative of the Estate of Harold Dean Jones, Deceased, Mary Adams and Vera Anderson vs. Carrington Laboratories, Inc. and Medline Industries, Inc. Plaintiffs alleged they were damaged by the Company's Medline-labeled alcohol-free mouthwash product and were seeking an amount in excess of $75,000 in damages. The case was dismissed without prejudice on January 15, 2007.

 On September 14, 2006, a lawsuit was filed in United States District Court for the Northern District of Illinois styled as Mutsumi Underwood, as Personal Administrator of the Estate of Ronald W. Underwood vs. Medline Industries, Inc. and Carrington Laboratories, Inc. Plaintiffs have alleged they were damaged by the Company's Medline-labeled alcohol-free mouthwash product and are seeking an amount in excess of $75,000 in damages.

 On September 22, 2006, a lawsuit was filed in Circuit Court for Macon County, Tennessee styled as Donna Green, Lois Bean, KHI Williams and David Long vs. Carrington Laboratories, Inc. and Medline Industries, Inc. Plaintiffs have alleged they were damaged by the Company's Medline-labeled alcohol-free mouthwash product and are seeking $800,000 in compensatory and exemplary damages.

 On November 2, 2006, a lawsuit was filed in Circuit Court of Etowah County, Alabama styled as Myra Maddox, vs. OHG of Gadsden, Inc., d/b/a Gadsden Regional Medical Center; Medline Industries, Inc.; Carrington Laboratories, Inc.; Fictitious Defendants "1-15". Plaintiffs have alleged they were damaged by the mouthwash product. The amounts of the damages have not been specified.

 The Company has $10.0 million of product liability insurance. The Company and its insurance carrier intend to defend against each of these claims.

 On February 1, 2007, a lawsuit styled Glamourpuss, Inc. v. Carrington Laboratories, Inc., was filed in Dallas County, Texas. Plaintiffs have alleged they have been injured as a result of acts and omissions of Carrington in violation of the Texas Deceptive Trade Practices Act ("DTPA"). Plaintiffs are seeking $200,000 in damages plus attorney's fees and expenses.

 The Company believes that Plaintiffs' claims are without merit and intends to vigorously defend against the claim.


 ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
           ----------------------------------------------------
 The Company did not submit any matter to a vote of security holders during the fourth quarter of the fiscal year covered by this Annual Report.


                                   PART II
                                   -------

 ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
         ---------------------------------------------------------------------

 The Common Stock of the Company is traded on the NASDAQ Capital Market under the symbol "CARN." The following table sets forth the high and low sales prices per share of the Common Stock for each of the periods indicated.

            Fiscal 2006                 High           Low
            -----------                 ----           ----
            First Quarter              $7.53          $4.42
            Second Quarter              6.84           3.44
            Third Quarter               4.65           3.02
            Fourth Quarter              4.24           2.76

            Fiscal 2005                 High            Low
            -----------                 ----           ----
            First Quarter              $7.40          $4.84
            Second Quarter              5.39           3.12
            Third Quarter               5.65           3.10
            Fourth Quarter              5.74           3.31

 At March 19, 2007, there were 855 holders of record (including brokerage firms) of Common Stock and the closing price of the Company's Common Stock was $2.96.

 The Company has not paid any cash dividends on the Common Stock and presently intends to retain all earnings for use in its operations. Any decision by the Board of Directors of the Company to pay cash dividends in the future will depend upon, among other factors, the Company's earnings, financial condition and capital requirements.

                     Equity Compensation Plan Information
                     ------------------------------------
                                                        Number of
                     Number of          Weighted-       securities remaining
                     securities to      average         available for
                     be issued upon     exercise price  future issuance
                     exercise of        of outstanding  under equity
                     outstanding        options,        compensation plans
                     options, warrants  warrants and    (excluding securities
 Plan Category       and rights         rights          reflected in column a)
 -----------------------------------------------------------------------------
                          (a)               (b)                  (c)
 Equity compensation
 plans approved by
 security holders      1,700,586           $3.37              352,193


 Equity compensation
 plans not approved
 by security holders           0               0                    0
                       ---------            ----              -------
 Total                 1,700,586           $3.37              352,193
                       =========            ====              =======


 Performance Graph
 -----------------

 The following graph sets forth for the years indicated the cumulative total shareholder return for the Company's Common Stock, the Nasdaq Stock Market - U.S. Index, and a Company-constructed Peer Group(2). The information reflected in the graph was provided to the Company by Research Holdings, Ltd. of San Francisco, California.

                 COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
       Among Carrington Laboratories, Inc., The NASDAQ Composite Index,
                    A New Peer Group And An OldPeer Group


                      [ PERFORMANCE GRAPH APPEARS HERE ]


    * $100 invested on 12/31/00 in stock or index-including reinvestment of dividends. Fiscal year ending December 31.


                                             Cumulative Total Return (1)
                                 ---------------------------------------------
                                 12/01   12/02   12/03   12/04   12/05   12/06
                                 -----   -----   -----   -----   -----   -----
 Carrington Laboratories, Inc.  100.00   89.13  403.53  600.39  463.27  279.02
 NASDAQ Composite               100.00   69.66   99.71  113.79  114.47  124.20
 New Peer Group (2)             100.00   54.60   57.72   54.38   68.60   79.06
 Old Peer Group (2)             100.00   96.90  125.10   96.79   91.79  103.45


 (1) Total return assuming reinvestment of dividends. Assumes $100 invested on December 31, 2001 in the Company's Common Stock, The Nasdaq Stock Market - U.S. Index.

 (2) The Peer Group comprises the following companies: Biomira, Inc., Cell Therapeutics Inc., Cellegy Pharmaceuticals Inc., Collagenex Pharmaceuticals Inc., Columbia Labs Inc., Depomed, Inc., Dusa Pharmaceuticals Inc., Dyadic International, Immunogen Inc., Insite Vision Inc., LaJolla Pharma, Nastech Pharmaceutical Inc., Natures Sunshine Products Inc., Quigley Corp., Regeneron Pharmaceuticals, Schiff Nutrition International, Inc. (formerly Weider Nutrition), Sciclone
    Pharmaceuticals, Inc., Spectrum Pharmaceuticals, Inc., Titan Pharmaceuticals Inc., Tutogen Medical, Inc., Vertex Pharmaceutical and Viropharma Inc. The following companies were previously included in the Company-constructed Peer Group, and have been omitted from the Peer
    Group: Cubist Pharmaceuticals, Inc., Draxis Health, Inc., KOS Pharmaceuticals, Inc., Onyx Pharmaceuticals Corp, and Forest Laboratories. Our Peer Group was changed to the above identified companies based on the determination that such companies serve as a better comparison for companies competing in our industry and are more representative of our lines of business.


 ITEM 6. SELECTED FINANCIAL DATA.
         -----------------------

 The selected consolidated financial data below should be read in conjunction with the consolidated financial statements of the Company and notes thereto and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations." The selected consolidated financial information for the five years ended December 31, 2006, is derived from the consolidated financial statements of the Company, of which the statements for the year ended December 31, 2002, has been audited by Ernst & Young LLP, for the years ended December 31, 2003, 2004 and 2005 have been audited by Grant Thornton LLP and for the year ended December 31, 2006, has been audited by Weaver and Tidwell, LLP.

                                                  Years ended December 31,
 (Dollars and numbers of shares in    -----------------------------------------
 thousands except per share amounts)  2006     2005     2004     2003     2002
 ------------------------------------------------------------------------------

 OPERATIONS STATEMENT INFORMATION:

 Revenues:
   Net product sales                $25,000  $24,038  $27,584  $26,636  $15,571
   Royalty income                       417    2,299    2,470    2,467    2,470
   Grant income                       1,989    1,624      767        -        -
                                     ------   ------   ------   ------   ------
 Total revenues                      27,406   27,961   30,821   29,103   18,041

 Costs and expenses:
   Cost of product sales             20,586   18,581   18,250   18,806   11,739
   Selling, general and
    administrative                    7,662    8,731    7,560    8,017    6,040
   Research and development             670      822      911      899    1,701
   Research and development,
    DelSite                           5,090    4,974    3,826    2,761    1,879
   Other expense (income), net           (9)    (131)     (92)    (123)      19
   Interest expense (income), net     1,014      301      205      249       41
                                     ------   ------   ------   ------   ------
  Income (loss) before income taxes  (7,607)  (5,317)     161   (1,506)  (3,378)
    Provision for income taxes            0       19      125        -        -
                                     ------   ------   ------   ------   ------
 Net income (loss)                  $(7,607) $(5,336) $    36 $(1,506)  $(3,378)
                                     ======   ======   ======   ======   ======
 Net income (loss) per common share
   - basic and diluted(1)           $ (0.70) $ (0.50) $  0.00 $ (0.15)  $ (0.34)
                                     ======   ======   ======   ======   ======

 BALANCE SHEET INFORMATION (as of December 31):

  Working capital                   $ 1,036  $ 6,975  $ 2,244  $ 3,019  $ 3,989
  Total assets                       13,998   21,989   23,017   22,784   22,159
  Total long-term debt and capital
   lease obligations, net of debt
   discount                           3,745    3,418    1,324    1,953    1,517
  Total shareholders' equity          4,192   11,508   13,371   12,619   13,689


 (1)  For a description of the calculation of basic and diluted net income
      (loss) per share, see Note Twelve to the consolidated financial statements.


 ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           ---------------------------------------------------------------
           RESULTS OF OPERATIONS.
           ---------------------

                               Company Overview
                               ----------------

 The Company  is  a  research-based biopharmaceutical,  medical  device,  raw materials and nutraceutical company engaged in the development, manufacturing and marketing of naturally-derived complex carbohydrates and other natural product therapeutics for the treatment of major illnesses, the dressing and management of wounds and nutritional supplements. The Company is comprised of three business segments. The Company generates revenues through the sales of prescription and non-prescription medical products through its Medical Services Division. It also generates revenues through the sales of consumer and bulk raw material products and sales of specialized product development and manufacturing services to customers in the cosmetic and nutraceutical markets through its Consumer Services Division. In addition, the Company generates revenues from research grant awards through its DelSite subsidiary that is engaged in the research, development and marketing of the Company's proprietary GelSite[R] technology for controlled release and delivery of bioactive pharmaceutical ingredients.

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

 In 2006, approximately 32% of the Company's revenues were generated through product sales, services and royalties in its Medical Services Division, 61%, through sales of products and services in its Consumer Services Division and 7% through U.S. Federal grant income in its DelSite research and development subsidiary.

 Sales to Natural Alternatives, Mannatech, Medline and a new large customer, Wormser, accounted for approximately 13.5%, 10.3%, 26.2% and 9.8%, respectively, of our total revenue. In 2006, combined sales to Natural Alternatives and Mannatech decreased approximately $2.64 million, or 28.5%, from their 2005 levels and in 2005, combined sales to these two customers decreased approximately $5.12 million, or 35.5%, from their 2004 levels. On January 25, 2007, the Company and Mannatech entered into a three-year Supply and Trademark Licensing Agreement. (See Note Nineteen - Subsequent Events).
  The agreement calls for minimum purchase quantities from Mannatech at fixed price levels. The Company anticipates 2007 sales to Mannatech under this agreement to be above the minimum levels required by the agreement but, due to inconsistency in the size and timing of Mannatech's orders, is uncertain as to by how much sales to Mannatech will exceed the contractual minimums.

 Revenues
 --------
                                                    Year-         Year-
                                                  over-Year     over-Year
                                                   Growth        Growth
                                2006      2005       ($)           (%)
 -----------------------------------------------------------------------
                                         ($ in thousands)

 Net product sales             $25,000  $24,038    $   962         4.0%
 Royalty income                    417    2,299     (1,882)      (81.9%)
 Grant income                    1,989    1,624        365        22.5%
                                ------   ------     ------        ----
 Total revenues                $27,406  $27,961    $  (555)       (2.0%)
                                ======   ======     ======        ====

 Grant Awards
 ------------

 In March 2004, DelSite received an SBIR grant award of up to $888,000 over a two-year period. The grant has funded additional development of GelVac[TM], DelSite's intranasal vaccine delivery platform technology. In January 2006, DelSite applied for and received a six-month extension of time to complete the approved work under this grant. In November 2006, DelSite received the permission to further extend the grant to May 2007. The research covered under the grant has been completed and the extension is mainly for further expanding the development activities. In October 2004 DelSite received notification of a $6 million grant over a three-year period from the National Institute of Allergy and Infectious Diseases. The $6 million grant is funding the development of an inactivated influenza nasal powder vaccine against the H5N1 strain, commonly known as bird flu, utilizing the Company's proprietary GelVac[TM] delivery system. The grant was awarded under a biodefense and SARS product development initiative and is funding a three-year preclinical program.

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

 Costs and Expenses
 ------------------
                                                    Year-         Year-
                                                  over-Year     over-Year
                                                   Growth        Growth
                                2006      2005       ($)           (%)
 -----------------------------------------------------------------------
                                         ($ in thousands)

 Cost of product sales         $20,586  $18,581    $2,005         10.8%
 Selling, general and            7,662    8,731    (1,069)       (12.2%)
   administrative
 Research and development          670      822      (152)       (18.5%)
 Research and development,       5,090    4,974       116          2.3%
   DelSite
 Other expenses (income)            (9)    (131)      122        (93.1%)
 Interest expense (income), net  1,014      301       713        236.9%

 Financing Transactions
 ----------------------

 On November 18, 2005, the Company sold $5,000,000 aggregate principal amount of 6.0% subordinated notes. The notes have a term of four years and mature on November 18, 2009. Interest on the notes is payable quarterly in arrears. In connection with the sale of the notes, the purchasers of the notes received (i) Series A Common Stock Purchase Warrants ("Series A Warrants") to purchase an aggregate of 2,500,000 shares of the Company's common stock, par value $.01 per share, and (ii) Series B Common Stock Purchase Warrants ("Series B Warrants") to purchase an aggregate of 2,500,000 shares of the Company's common stock. The 5,000,000 warrants have a fair value of $4.8 million and an allocated value of $2.7 million based on their relative fair value with the associated debt, which was recorded as a debt discount. In addition, the placement agent involved in the offering of the notes and warrants received a Series A Warrant to purchase 200,000 shares of the Company's common stock. All of the Series A Warrants have an exercise price of $5.00 per share, are immediately exercisable and expire, subject to certain acceleration events relating to the closing stock price, on November 18, 2009. All of the Series B Warrants have an exercise price of $10.00 per share, are immediately exercisable and expire on November 18, 2009. As of December 31, 2006, there was $5,000,000 outstanding on the notes with an associated debt discount of $2,254,000 for a net balance of $2,746,000. Additionally, the Company incurred $674,000 of debt issue costs related to this financing arrangement, which will be amortized over the term of the debt. As a result of the debt discount associated with the value of the warrants the effective interest rate on this transaction was 30%.

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

 Cash Flow
 ---------
                                                    Year-         Year-
                                                  over-Year     over-Year
                                                   Growth        Growth
                                2006      2005       ($)           (%)
 -----------------------------------------------------------------------
                                         ($ in thousands)
 Net cash provided by (used
   in) operating activities    $(5,039) $(3,430)  $(1,609)       (46.9%)
 Net cash provided by (used
   in) investing activities       (383)   4,006    (4,389)      (109.6%)
 Net cash provided by
   financing activities             38    3,256    (3,218)       (98.8%)

 The decrease in net cash provided by operating activities was primarily related to the $7.6 million net loss for the year as compared to net loss of $5.3 million in 2005. The decrease in cash provided by investing activities is the result of a $383,000 investment in facilities and equipment in 2006, as compared to the 2005 disposal of assets in the sale/leaseback transaction with a book value of $4.6 million, which was partially offset by investment in facilities and equipment of $610,000. The decrease in net cash provided by financing activities reflects proceeds of $253,000 from common stock issuances offset in part by $215,000 in debt repayments in 2006 as compared to the sale of $5.0 million 6% subordinated notes partially offset by principal payments on debt and capital lease obligations of $1.5 million and a cash payment for debt issue costs of $426,000 in 2005.

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

 Key Performance Indicators
 --------------------------

 The following table illustrates the key performance indicators that the Company uses to measure the performance and manage the business.

                                                   FISCAL YEARS ENDED
                                                   ------------------
                                                    2006        2005
                                                   ------      ------
                                                 (Dollars in thousands)
 Days Sales Outstanding:
   Accounts receivable                            $ 2,659     $ 2,679
   Fourth quarter sales                             6,739       5,809
   Divided by 90 days equals
     average daily sales                             74.9        64.5
                                                   ------      ------
   Accounts receivable divided by
     average daily sales equals
       days sales outstanding                        35.5        41.5
                                                   ======      ======
 Months Inventory on Hand:
   Inventory                                      $ 3,405     $ 4,705
   Fourth quarter cost of product sales             5,328       4,935
   Divided by 3 equals
     average monthly cost of product sales          1,776       1,645
                                                   ------      ------
   Inventory divided by average
     monthly cost of product sales equals
       Months inventory on hand                       1.9         2.9
                                                   ======      ======
 Current Ratio:
   Current assets                                 $ 7,097     $14,038
   Divided by
     current liabilities                            6,061       7,063
                                                   ------      ------
   Equals current ratio                              1.17        1.99
                                                   ======      ======
 Quick Ratio:
   Quick assets                                   $ 3,537     $ 8,941
   Divided by
     current liabilities                            6,061       7,063
                                                   ------      ------
   Equals quick ratio                                0.58        1.27
                                                   ======      ======
 Debt to Equity:
   Current liabilities                            $ 6,061     $ 7,063
   Long-term debt                                   3,745       3,418
                                                   ------      ------
   Total debt                                     $ 9,806     $10,481
   Divided by equity                                4,192      11,508
                                                   ------      ------
   Equals debt to equity                             2.34        0.91
                                                   ======      ======
 Long-Term Debt to Equity:
   Long-term debt                                 $ 3,745     $ 3,418
   Divided by equity                                4,192      11,508
                                                   ------      ------
   Equals long-term debt to
     equity                                          0.89        0.30
                                                   ======      ======
 Working Capital:
   Current assets                                 $ 7,097     $14,038
   Less current liabilities                         6,061       7,063
                                                   ------      ------
   Equals working capital                         $ 1,036     $ 6,975
                                                   ======      ======

                       Liquidity and Capital Resources
                       -------------------------------

 The Company's financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business. As reflected in the accompanying consolidated financial statements and as the result of its significant investment in the research and development activities of DelSite, the Company incurred cumulative net losses of $12.9 million and used cash from operations of $6.1 million during the three years ended December 31, 2006. The Company has historically depended on operating cash flows, bank financing, advances on royalty payments under certain of its existing contracts and equity financing to fund its operations, capital projects and research and development projects, with the majority of funds generated from operating cash flows. The Company also has available to it various leasing arrangements for financing equipment purchases, and it is seeking additional grant awards and other potential collaborative or sponsorship funding for DelSite projects and potential licensing revenues from DelSite projects.

 The following table summarizes the Company's contractual obligations at December 31, 2006 (dollars in thousands):

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

 Notes Payable
   Line of Credit with
    Comerica Bank (8.75% at
    December 31, 2006)       $ 1,811   $ 1,811   $     -   $     -   $     -
   Private Placement note
    payable (6.0% at
    December 31, 2006)         5,000         -         -     5,000         -
   Swiss American Products
    note payable (6.0% at
    December 31, 2006)           400         -         -       400         -
   Bancredito note payable
    (U.S. prime plus 2.25%,
    10.5% at December
    31, 2006)                    592       103       227       210        52
   Other                           -         -         -         -         -
   Capital leases                224       110       109         5         -
   Operating leases           10,481     1,394     2,249     1,897     4,941
                              ------    ------    ------    ------    ------
   Total contractual
    obligations              $18,508   $ 3,418   $ 2,585   $ 7,512   $ 4,993
                              ======    ======    ======    ======    ======

 Sales to Natural Alternatives, Mannatech, Medline and Wormser accounted for approximately 13.5%, 10.3%, 26.2% and 9.8%, respectively, of our total revenue. During 2006 a new large customer, Wormser, was added to our client base. Further, in 2006, combined sales to Natural Alternatives and Mannatech decreased approximately $2.64 million, or 28.5%, from their 2005 levels and in 2005, combined sales to these two customers decreased approximately $5.12 million, or 35.5%, from their 2004 levels. On January 25, 2007, the Company and Mannatech entered into a three-year Supply and Trademark Licensing Agreement. (See Note Nineteen - Subsequent Events). The agreement calls for minimum purchase quantities from Mannatech at fixed price levels. The Company anticipates 2007 sales to Mannatech under this agreement to be above the minimum levels required by the agreement but, due to inconsistency in the size and timing of Mannatech's orders, is uncertain as to by how much sales to Mannatech will exceed the contractual minimums.

 At December 31, 2006 and 2005, the Company held cash and cash equivalents of $878,000 and $6,262,000, respectively, a decrease of $5,384,000. The decrease was primarily due to the losses from operations of $7,607,000, which was partially offset by non-cash items for depreciation and amortization of fixed assets, debt discount, debt-issue costs and deferred revenue of $2,379,000. (See discussion in "Results of Operations.") Additionally, the Company utilized $383,000 in capital expenditures to acquire operating assets. Customers with significant accounts receivable balances at the end of 2006 included Mannatech ($711,000), Medline ($1,033,000) and Wormser ($329,000), and of these amounts $1,952,000 (94.2%)
 has been collected as of February 28, 2007.

 As reflected in the Company's consolidated financial statements, the Company incurred net losses of $2.16 million and used cash from operations of $806,000 during the three months ended December 31, 2006. The Company projects operating deficits for fiscal 2007 before consideration of potential funding sources for this same period.

 At December 31, 2006, the Company's debt/equity ratio was 2.34 to 1. After giving effect to the borrowings under the Banco Nacional line of credit drawn in February 2007, the Company's debt/equity ratio was 2.70 to 1.
 Management believes that the expected cash flows from operations and licensing agreements and expected revenues from government grant programs, will provide the funds necessary to service its existing indebtedness and finance its operations until September 2007. The Company is currently engaged in efforts to restructure certain existing indebtedness in order to increase available funds on a near-term basis, and is also seeking additional financing through public or private equity offerings, additional debt financing, corporate collaborations, or licensing transactions. The Company cannot be certain that additional funding will be available on acceptable terms, or at all. If adequate funds are not available, the Company may be required to delay, reduce the scope of, or eliminate one or more of the research or development programs or commercialization efforts.

 While management is confident that they will raise the capital necessary to fund operations and achieve successful commercialization of the products under development, there can be no assurances in that regard.

 The Company has a line of credit with Comerica Bank Texas ("Comerica") that provides for borrowings of up to $3 million based on the level of qualified accounts receivable and inventory. The line of credit is collateralized by accounts receivable and inventory. Borrowings under the line of credit bear interest at the bank's prime rate (8.25% at December 31, 2006) plus 0.5%. As of December 31, 2006, there was $1,811,000 outstanding on the credit line with $839,000 of credit available for operations, net of outstanding letters of credit of $350,000. The line of credit has no expiration date and is payable on demand.

 The Company's credit facilities with Comerica require the Company to maintain certain financial ratios. The covenants and the Company's position at December 31, 2006 are as follows:

 Covenant                   Covenant Requirement   Company's Position
 ---------                  --------------------   ------------------
 Total net worth                $12,200,000             $3,994,247
 Current ratio                      1.60                   1.35
 Liquidity ratio                    1.75                   1.95

 Although the Company was not in compliance with two of its financial-ratio covenants under the Comerica line of credit for the period ended December 31, 2006, Comerica has waived the events of non-compliance through May 31, 2007. The Company believes that it is unlikely that Comerica will continue to grant such waivers after the second quarter of 2007, and can make no assurances that such waivers will be granted for events of non-compliance occurring subsequent to May 31, 2007. If the Company is unable to obtain such waivers and the existing covenant defaults continue, Comerica could accelerate the indebtedness under the Company's credit facility as well as all other debt that the Company has outstanding with Comerica, if any. The Company is presently seeking additional funding that would enable it to repay its indebtedness under the Comerica credit facility and fund the Company's working capital obligations. If Comerica accelerates the indebtedness under the Company's credit facility prior to the Company obtaining such additional funding, the Company would be forced to refinance all of the Comerica indebtedness with another lender. Any additional financing secured by the Company or the Company's refinancing of the Comerica credit facility will likely contain interest rates and terms which are more burdensome for the Company than those presently in place under the Comerica facility, resulting in an adverse impact on liquidity.

 On February 12, 2007, the Company entered into a credit facility with Banco National of Costa Rica. The facility provides for borrowings of up to $2.99 million and is secured by the land and buildings the Company owns in Costa Rica. The proceeds from this transaction will be used to finance operations. For a more detailed discussion of the new credit facility see Note Nineteen
 - "Subsequent Events."

 In September 2004, the Company received a loan of $350,000 from Bancredito, a Costa Rica bank, with interest and principal to be repaid in monthly installments over eight years. The interest rate on the loan is the U.S. Prime Rate plus 2.5% (10.75%). The loan is secured by certain of the Company's equipment. The proceeds of the loan were used in the Company's operations. As of December 31, 2006, there was $282,000 outstanding on the loan.

 In March 2003, the Company received a loan of $500,000 from Bancredito, a Costa Rica bank, with interest and principal to be repaid in monthly installments over eight years. The interest rate on the loan is the U.S. Prime Rate plus 2.0% (10.25%). The loan is secured by a mortgage on an unused, 164-acre parcel of land owned by the Company in Costa Rica plus a lien on specified oral patch production equipment. The proceeds of the loan were used in the Company's operations. As of December 31, 2006, there was $310,000 outstanding on the loan.

 In July 1998, the Company provided a $187,000 cash advance to Rancho Aloe, which is evidenced by a note receivable, due in installments, with payments being made monthly based upon farm production. The Company also advanced $300,000 to Rancho Aloe in November 1998 for the acquisition of an irrigation system to improve production on the farm and allow harvesting of leaves year-round. In the fourth quarter of 1998, the Company fully reserved all amounts owed to it by Rancho Aloe, in the total amount of $487,000, due to the start-up nature of the business. In 2006, the Company received payments totaling $9,000 from Rancho Aloe against the amount due.

 In December 2002, the Company acquired the assets of the custom division of Cosmetic Beauty Innovations ("CBI") for $1.0 million plus a royalty on the Company's sales to custom division customers for five years and $0.6 million for useable inventories. The royalty amount is equal to 9.0909% of the Company's net sales of CBI products to CBI's transferring customers up to $6.6 million per year and 8.5% of the Company's net sales of CBI products to CBI's transferring customers over $6.6 million per year. The Company recorded expenses of $308,000 and $262,000 in 2006 and 2005, respectively, for royalties due under the agreement. The CBI custom division provided product development and manufacturing services to customers in the cosmetic and skin care markets. Included in the purchase were intellectual property, certain inventories and specified pieces of equipment. The Company provides services to these customers through the Consumer Services Division development and manufacturing services group. The Company began producing products for the transferring CBI customers in February 2003 at its Irving, Texas facility.

 The Company anticipates capital expenditures in 2007 of approximately $348,000. The expenditures will primarily be comprised of production and laboratory equipment and facility modifications and will be financed through leases or out of the Company's operating cash flows.

 In March 2001, the Board of Directors authorized the repurchase of up to 1,000,000 shares, or approximately 9.3% of the Company's outstanding Common Stock, dependent on market conditions. Under the authorization, purchases of Common Stock may be made on the open market or through privately negotiated transactions at such times and prices as are determined jointly by the Chairman of the Board and the President of the Company. The Board authorized the repurchase program based on its belief that the Company's stock is undervalued in light of the Company's future prospects and that it would be in the best interest of the Company and its shareholders to repurchase some of its outstanding shares. Through February 2007, the Company had repurchased 2,400 of its outstanding Common Stock under the program. The Company does not presently expect to repurchase shares under this program.

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

 The Company's common stock currently is listed for trading on the Nasdaq Capital Market. If the Company is unable to continue to meet Nasdaq's continued listing standards, its common stock could be delisted from the Nasdaq Capital Market. For example, among other things, the Company could fail to maintain compliance with the Nasdaq Capital Market listing requirements if the Company does not maintain minimum stockholder equity of at least $2.5 million as a result of continuing losses, depending upon the type and amount of additional financing, if any, secured by the Company in 2007. Such delisting could adversely affect the Company's ability to obtain financing for the continuation of its operations and could result in the loss of confidence by investors.

                        Off-Balance Sheet Arrangements
                        ------------------------------

 As of December 31, 2006, the Company has outstanding a letter of credit in the amount of $250,000, which is used as security on the lease for the Company's laboratory and warehouse facility. The Company also has outstanding a letter of credit in the amount of $100,000, which is used as security on the lease for the Company's corporate headquarters and manufacturing facility.

                            Results of Operations
                            ---------------------

 The information presented in this financial review should be read in conjunction with other financial information provided throughout this 2006 Annual Report. The following discussion of operating results focuses on the Company's three reportable business segments: Medical Services Division, Consumer Services Division and DelSite.

 Net Revenue
 -----------
 Net revenues in 2006 were $27.4 million, a 2.0% decrease from $28.0 million in 2005. The sales decrease of $600,000 was primarily attributable to reduced sales of bulk raw materials to Mannatech and Natural Alternatives, with a year-over-year sales decrease of $2.6 million, as well as a $1.9 million decrease in royalty income in 2006 over 2005. This was partially offset by sales increases to other Consumer Services customers in the amount of $3.4 million, increased DelSite grant revenue of $365,000 and increased Medical Services revenue of $173,000.

 Net revenues in 2005 were $28.0 million, a 9.1% decrease from $30.8 million in 2004. The sales decrease of $2.8 million was primarily attributable to reduced sales of bulk raw materials to Mannatech and Natural Alternatives, with a year-over-year decrease or $5.1 million. This was partially offset by sales increases to other Consumer Services customers in the amount of $1.3 million, increased Delsite grant revenue of $857,000 and increased Medical Services revenue of $152,000.

 Comparative net revenue information related to the Company's operating segments is shown in the following tables.

                                                          2006 vs. 2005
                                                             Change
                                           % of         ----------------
 Net Revenue                     2006      Total           $         %
 -----------                    ------     -----        ------     -----
 Medical Services Division     $ 8,834      32.2%      $(1,709)    (16.2%)
 Consumer Services Division     16,583      60.5%          789       5.0%
 DelSite                         1,989       7.3%          365      22.5%
                                ------     -----        ------     -----
   Total                       $27,406     100.0%      $  (555)     (2.0%)
                                ======     =====        ======     =====

                                                          2005 vs. 2004
                                                             Change
                                           % of         ----------------
 Net Revenue                     2005      Total           $         %
 -----------                    ------     -----        ------     -----
 Medical Services Division     $10,543      37.7%      $   152       1.5%
 Consumer Services Division     15,794      56.5%       (3,869)    (19.7%)
 DelSite                         1,624       5.8%          857     111.7%
                                ------     -----        ------     -----
   Total                        27,961     100.0%      $(2,860)     (9.3%)
                                ======     =====        ======     =====

 Medical Services Division revenues in 2006 decreased $1.7 million, or 16.2% from 2005, primarily due to a $1.9 million decrease in royalty revenue, down from $2.3 million in 2005 to $417,000 in 2006. The royalty revenue decrease was due to the expiration of the original five-year term of the Medline Distribution and Licensing Agreement in November 2005, and the commencing of the three-year extension period of the agreement with its associated lower royalties. Revenues from domestic sales of the Division's Carrington-branded wound care products decreased by $429,000, or 11.3%, from $3.79 million in 2005 to $3.36 million in 2006. These decreases were partially offset by $990,000 in the Division's international wound care product sales in 2006, an increase of $278,000, or 39.1%, over 2005 levels. This increase is related to increased demand in the European and South American markets of Carrington-branded wound care products. Sales of Medline-branded dermal management products, which are sold to Medline under a non-exclusive supply agreement entered into in 2000, were $3.98 million in 2006, an increase of $377,000, or 10.5%, over 2005 sales of $3.60 million.

 Medical Services Division revenues in 2005 increased $152,000, or 1.5%, from 2004, primarily due to increased demand of Medline-branded dermal management products. Sales under this agreement totaled $3.60 million in 2005, compared to $2.97 million in 2004, an increase of $630,000. This increase was partially offset by a decrease in domestic sales of the Division's Carrington-branded wound care products from $4.10 million in 2004 to $3.93 million in 2005, as Medline decreased its inventory stock levels at year end, and by a decrease in sales of the Division's international wound care products from $844,000 in 2004 to $712,000 in 2005, due to decreased European sales. The Division also recorded royalty revenue of $2.30 million in 2005 versus $2.47 million in 2004, a decrease of $170,000, due to the expiration of the original five-year term of the Medline Distribution and Licensing Agreement in November 2005, and the commencing of the three-year extension period of the agreement with its associated lower royalties.

 The Company's Consumer Services Division recorded revenues of $16.58 million in 2006, an increase of $789,000, or 5.0%, when compared to revenues of $15.79 million in 2005. Sales of bulk Manapol[R] powder decreased $2.42 million in 2006 to $6.93 million, down from $9.36 million in 2005. In recent years the Division has sold bulk Manapol[R] to Mannatech and Natural Alternatives under one-year, non-exclusive, supply and licensing agreements, which were renewed annually. The most recent contract expired on November 30, 2005, and was not renewed by Mannatech. The Division supplied Manapol[R] during 2006 to both companies on a non-contract, purchase order basis. On January 25, 2007, the Company and Mannatech entered into a three-year Supply and Trademark Licensing Agreement. (See Note Nineteen - Subsequent Events). The agreement calls for minimum purchase quantities from Mannatech at fixed price levels. The Company anticipates 2007 sales to Mannatech under this agreement to be above the minimum levels required by the agreement but, due to inconsistency in the size and timing of Mannatech's orders, is uncertain as to by how much sales to Mannatech will exceed the contractual minimums. Total sales to these two customers were $6.64 million, $9.29 million and $14.41 million for the years 2006, 2005 and 2004, respectively. Sales of the Division's specialty manufacturing services business, which develops and manufactures a variety of gels, creams, lotions and drinks for customers in the cosmetic, skin care and nutraceutical markets, increased $3.26 million from $5.89 million in 2005 to $9.15 million in 2006, due mostly to the gain of a major new customer.

 In 2005, the Consumer Services Division recorded a decrease in revenues of $3.87 million, or 19.7%, to $15.79 million in 2005 from revenues of $19.66 million in 2004. Sales of bulk Manapol[R] powder decreased $5.20 million to $9.36 million in 2005 from $14.56 million in 2004. Sales for the Division's specialty manufacturing services business increased $1.23 million to $5.89 million in 2005 from $4.66 million in 2004, due to the gain of a major new customer and the re-launch of a customer's product previously sold in 2003. Additionally, sales of the Division's Aloeceuticals[R] line of immune-enhancing dietary supplements increased by $105,000 to $547,000 in 2005 from $442,000 in 2004.

 The Company's DelSite subsidiary recorded an increase in revenues of $365,000, or 22.5%, to $1.99 million in 2006 over revenues of $1.62 million in 2005. In 2006, $69,000 of revenue was recognized under the SBIR grant, awarded in March 2004, as compared to $334,000 in 2005. Additionally, in 2006 $1.92 million of revenue was recognized under the $6 million NIAID grant for preclinical development of an intranasal vaccine against avian influenza. Revenue in 2005 under this grant was $1.3 million. Approximately $2.7 million of funds remain to be drawn under this grant.

 In 2005, the Company's DelSite subsidiary recorded an increase in revenues of $857,000, or 112%, to $1.6 million versus revenues of $767,000 in 2004. In 2005, $334,000 of revenue was recognized under the SBIR grant, awarded in March 2004, as compared to $447,000 in 2004. Additionally, in 2005 $1.3 million of revenue was recognized under the $6 million NIAID grant for preclinical development of an intranasal vaccine against avian influenza. Revenues recorded under this grant in 2004 were $320,000.

 Product-Related Gross Margin
 ----------------------------
 The product-related gross margin of $4.83 million in 2006 was $2.93 million, or 38.5%, decrease from 2005 levels. This decrease reflected the $1.9 million, or 81.9%, decrease in royalty revenue, which has no associated cost of goods sold. Additionally, the sales mix in the Consumer Services Division has shifted from bulk raw material sales, which traditionally carry a higher gross margin percentage, to specialty contract manufacturing sales. The product-related gross margins of $7.76 million in 2005 reflect a $4.04 million, or 34.3%, decrease from 2004 levels. This reduction reflected the decreased revenue levels for the Consumer Services Division, specifically sales of bulk raw materials, plus unfavorable manufacturing variances from manufacturing operations in Costa Rica attributable to decreased Manapol[R] production in the second half of the year.

                                                           2006 vs. 2005
                                                              Change
                                                         ----------------
 Product-Related Gross Margin     2006      Total           $         %
 ----------------------------    ------     -----        ------     -----
 Medical Services Division      $   184       3.8%      $(1,958)    (91.4%)
 Consumer Services Division       4,646      96.2%         (968)    (17.2%)
                                 ------     -----        ------     -----
   Total                        $ 4,830     100.0%      $(2,926)    (37.7%)
                                 ======     =====        ======     =====

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
                                 ======     =====        ======     =====

 Product-related gross margin for the Medical Services Division, which includes $417,000 of royalty revenue for 2006, decreased 91.4% to $184,000 in 2006 from $2.14 million in 2005. This reduction in 2006 is primarily the result of decreased royalty revenue, which has no associated cost of goods sold.

 In 2005, product-related gross margin for the Medical Services Division, which includes $2.30 million of royalty revenue for 2005 and 2004, decreased 16.0% to $2.14 million from $2.55 million in 2004. The reduction in 2005 is primarily the result of decreased royalty revenue plus costs incurred as a result of the mouthwash product recall.

 The Consumer Services Division reported a decline of $968,000, or 17.2%, in product-related gross margin, decreasing to $4.65 million in 2006 from $5.61 million in 2005. The decrease was primarily related to the fact that the sales mix in the Consumer Services Division has shifted from bulk raw material sales, which traditionally carry a higher gross margin percentage, to specialty contract manufacturing sales.

 In 2005, the Consumer Services Division reported a decline of $3.64 million, or 39.3%, in product-related gross margin, decreasing to $5.61 million in 2005, from $9.25 million in 2004. The decrease was primarily related to the reduced sales of bulk Manapol[R] powder and increased unfavorable manufacturing variances from the operations in Costa Rica attributed to reduced Manapol[R] production in the second half of the year.

 DelSite's 2006 and 2005 revenues were $2.0 million and $1.6 million, respectively. DelSite has no direct cost of goods sold, only research and development cost.

 Selling, General and Administrative Expenses
 --------------------------------------------
 The Company experienced a decrease of 12.2% in selling, general and administrative expenses during 2006. These expenses totaled $7.66 million in 2006, a decrease of $1.07 million from $8.73 million in 2005. The decrease was primarily related to $1.05 million in expense recorded as the result of the settlement of the Swiss American Products ("Swiss-American") lawsuit, which was entered into on December 20, 2005. The agreement provided for, among other things, a cash payment of $400,000, the issuance of a promissory note in favor of Swiss-American with an original principal balance of $400,000 and the issuance to Swiss-American of a Series C Common Stock Purchase Warrant to purchase a total of 200,000 shares of the Company's common stock, with a fair value of $248,000. These items are more fully discussed in the notes to the consolidated financial statements.

 In 2005, the Company experienced an increase of $1.17 million, or 15.5%, in selling, general and administrative expenses. These expenses totaled $8.73 million versus $7.56 million in 2004. The increase was primarily related to $1.05 million in expense recorded as the result of the settlement of the Swiss American Products lawsuit.

 Research and Development
 ------------------------
 In 2006, specialized research and development expenses in support of the Company's ongoing operations fell by 18.5%, decreasing to $670,000 in 2006 from $822,000 in 2005. The decrease in 2006 was a result of lower new product development research activities by the Company in 2006 as opposed to 2005.

 In 2005, specialized research and development expenses in support of the Company's ongoing operations fell by 9.8%, decreasing to $822,000 in 2005 from $911,000 in 2004.

 DelSite operates independently from the Company's specialized research and development program and is responsible for the research, development and marketing of the Company's proprietary Gelsite[R] technology for controlled release and delivery of bioactive pharmaceutical ingredients. DelSite's expenses totaled $5.09 million in 2006, a 2.3% increase over the 2005 expenditures of $4.97 million. This increase is the result of continuing product development efforts for its Gelvac[TM] intranasal delivery platform, as well as increased business development efforts. The 2005 expenditures were a 29.8% increase over the 2004 expenditures of $3.83 million. The 2005 increase was primarily due to expenses from the first full year of work on the preclinical, avian influenza vaccine grant program.

 Combined research and development expenses totaled $5.76 million, $5.80 million and $4.74 million for the years 2006, 2005 and 2004, respectively.

 Other Expense (Income)
 ----------------------
 Other expense or income primarily consists of collections the Company has received from Rancho Aloe against a fully reserved note receivable balance. Interest Expense

 Net interest expense of $1.01 million was recorded in 2006 versus net interest expense of $301,000 in 2005. The increase of $709,000 was due to additional cash interest expense of $324,000 related to the financing entered into in late 2005 in the form of $5.0 million in 6% subordinate notes, plus $437,000 of non-cash debt discount amortization related to the same financing, and $169,000 of non-cash debt-issue cost amortization. Net interest expense of $301,000 was recorded in 2005 versus net interest expense of $205,000 in 2004. The increase of $96,000 was due to the charge-off of unamortized debt-issue costs associated with the note retired as part of the sale/leaseback of the Company's corporate headquarters, plus the amortization of new debt-issue costs associated with the sale of the $5.0 million 6% subordinate notes.

 Income Taxes
 ------------
 The Company incurred no foreign income tax expense related to the Company's operations in Costa Rica in 2006 as a result of net losses for the period. In 2005, the Company incurred $19,000 of foreign income tax related to the Company's operations in Costa Rica. The tax expense was the result of an income tax true-up related to operations in 2004. The Company commenced operations in Costa Rica in July 1992 and was granted a 100% exemption for the first twelve years of operation and a 50% exemption for the next six years of operation. The Company's current tax rate in Costa Rica is 15% and will increase to 30% effective July 1, 2010.

 There was no benefit or expense for U.S. income taxes in 2006, 2005 or 2004 as the Company has provided a valuation allowance against all U.S. deferred tax asset balances at December 31 of each year due to the uncertainty regarding realization of the asset.

 Net Earnings and Earnings Per Share
 -----------------------------------
 The Company's net loss for 2006 was $7.61 million, or basic and diluted loss per share of $0.70. Net loss was $5.34 million in 2005, or basic and diluted loss per share of $0.50, compared to a net income of $36,000, or basic and diluted earnings per share of $0.00, in 2004. Basic and diluted average shares outstanding for 2006 were 10,855,448, compared to basic and diluted average shares outstanding for 2005 of 10,762,342, and basic and diluted average shares outstanding for 2004 of 10,590,062, and 11,171,305, respectively. The increase in basic and diluted average shares outstanding was primarily due to employee share purchases and additional stock option grants.

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

 In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payments", which replaces SFAS No. 123 "Accounting for Stock-Based Compensation", and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees" and amends SFAS No. 95, "Statement of Cash Flows." SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. As such, pro forma disclosure in lieu of expensing is no longer an alternative. Beginning January 1, 2006, the Company adopted SFAS 123(R). The Company recorded expenses of $38,000 during the year ended December 31, 2006, under SFAS No. 123(R).

 In May 2006, the State of Texas passed a bill replacing the current franchise tax with a new margin tax that will go into effect on January 1, 2008. The Company estimates that the new margin tax will not have a significant impact on tax expense or deferred tax assets and liabilities.

 In July 2006, the FASB issued Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109." FIN 48 clarifies the accounting for uncertainty in income taxes recognized by prescribing a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for years beginning after December 15, 2006. The Company is in the process of determining the impact of this Interpretation on the Company's consolidated financial statements.

 In September 2006, the FASB issued SFAS No. 157 "Fair Value Measurements." This Statement defines fair value, establishes a framework for measuring fair value, and expands disclosure about fair value measurements. SFAS No. 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. The provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007, and will apply to the Company starting in its 2008 fiscal year. The Company anticipates no material effect from the adoption of SFAS No. 157.

 In February 2007, the FASB issued SFAS No. 159 "Fair Value Option for Financial Assets and Financial Liabilities." This statement's objective is to reduce both complexity in accounting for financial instruments and volatility in earnings caused by measuring related assets and liabilities differently. This statement also requires information to be provided to the readers of financial statements to explain the choice to use fair value on earnings and to display the fair value of the assets and liabilities chosen on the balance sheet. This statement is effective as of the beginning of an entity's first fiscal year beginning after November 15, 2007. The Company anticipates no material effect from the adoption of SFAS No. 159.

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

 The Company records reductions to revenue for estimated returns based upon recent history. Historical returns have been $27,000, $72,000 and $144,000 for the years ending December 31, 2006, 2005, and 2004, respectively. Accordingly, the Company has a $35,000 reserve recorded for customer returns at December 31, 2006. If market conditions were to decline or inventory was in danger of expiring or becoming obsolete, the Company may be required to implement customer incentive offerings, such as price discounts, resulting in an incremental reduction of revenue at the time the incentive is offered. Additionally, if demand for the Company's product were to drop, the Company's distributors may request permission from the Company to return product for credit causing a need to re-evaluate and possibly increase the reserve for product returns. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The Company writes down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required. The Company has provided a valuation allowance against the net deferred tax assets, based on available evidence that the assets may not be realized, based on the Company's history of losses and uncertainty as to future income.

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


 ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
           ----------------------------------------------------------

                               Foreign Currency
                               ----------------

 The Company's manufacturing operation in Costa Rica accounted for 21.0% of cost of sales for the year ended December 31, 2006. The Company's functional currency in Costa Rica is the U.S. Dollar. As a result, the Company's financial results could be significantly affected by factors such as changes in foreign currency exchange rates or economic conditions in Costa Rica. When the U.S. Dollar strengthens against the Costa Rica Colon the cost of sales decreases. During 2006, the exchange rate from U.S. Dollar to Costa Rica Colon increased by 3.8% to 516 at December 31, 2006. The effect of an additional 10% strengthening in the value of the U.S. Dollar relative to the Costa Rica Colon in 2006 would have resulted in an increase of $393,269 in gross profit. The Company's sensitivity analysis of the effects of changes in foreign currency rates does not factor in a potential change in sales levels or local currency prices.

 Sales of products to foreign markets comprised 5.9% of sales for 2006. These sales are generally denominated in U.S. Dollars. The Company does not believe that changes in foreign currency exchange rates or weak economic conditions in foreign markets in which the Company distributes its products would have a significant effect on operating results. If sales to foreign markets increase in future periods, the effects could become significant.

 Changes in short-term interest rates on debt balances with variable interest rates could have an affect on the Company's earnings. At December 31, 2006, a hypothetical one percent increase in interest rates would result in an increase in interest expense of $22,000 on an annual basis.

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


 ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
          ---------------------------------------------------------------
          FINANCIAL DISCLOSURE.
          --------------------

 On June 20, 2006, the Audit Committee of the Board of Directors approved the engagement of Weaver and Tidwell, LLP as the Company's independent auditors for the fiscal year ending December 31, 2006. On the same day, Weaver and Tidwell, LLP formally advised the Company that it was accepting the position as the Company's independent auditors. As previously reported on the Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on March 30, 2006, Grant Thornton LLP notified the Company on March 29, 2006 that it would decline to stand for reappointment as the Company's independent registered public accounting firm for the year ending December 31, 2006. On May 15, 2006, Grant Thornton ceased to serve as the Company's independent registered public accounting firm of record.

 During the fiscal years ended December 31, 2003, 2004 and 2005 and through June 20, 2006, there were no disagreements with Grant Thornton, LLP on any matter of accounting principle or practice, financial statement disclosure or auditing scope or procedures or any reportable events.


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


 ITEM 9B. OTHER INFORMATION.
          -----------------
 None.

                                   PART III
                                   --------

 ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
           --------------------------------------------------

 The information required by Item 10 of Form 10-K is hereby incorporated by reference from the information appearing under the captions "Election of Directors", "Corporate Governance and Board Committees", "Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive Proxy Statement relating to its 2007 annual meeting of shareholders, which will be filed pursuant to Regulation 14A within 120 days after the Company's fiscal year ended December 31, 2006.


 ITEM 11.   EXECUTIVE COMPENSATION.
            ----------------------

 The information required by Item 11 of Form 10-K is hereby incorporated by reference from the information appearing under the caption "Executive Compensation" in the Company's definitive Proxy Statement relating to its 2007 annual meeting of shareholders, which will be filed pursuant to Regulation 14A within 120 days after the Company's fiscal year ended December 31, 2006.


 ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS, MANAGEMENT AND
            ---------------------------------------------------------------
            RELATED STOCKHOLDERS MATTERS.
            ----------------------------

 The information required by Item 12 of Form 10-K is hereby incorporated by reference from the information appearing under the captions "Security Ownership of Management" and "Principal Shareholders" in the Company's definitive Proxy Statement relating to its 2007 annual meeting of shareholders, which will be filed pursuant to Regulation 14A within 120 days after the Company's fiscal year ended December 31, 2006.

 ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
           ----------------------------------------------

 The information, if any, required by Item 13 of Form 10-K is hereby incorporated by reference from the information appearing under the caption "Certain Transactions", if any, in the Company's definitive Proxy Statement relating to its 2007 annual meeting of shareholders, which will be filed pursuant to Regulation 14A within 120 days after the Company's fiscal year ended December 31, 2006.


 ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.
           --------------------------------------

 The information required by Item 14 of Form 10-K is hereby incorporated by reference from the information appearing under the captions "Principal Accountant Fees and Services" in the Company's definitive Proxy Statement relating to its 2007 annual meeting of shareholders, which will be filed pursuant to Regulation 14A within 120 days after the Company's fiscal year ended December 31, 2006.


                                   PART IV
                                   -------

 ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
           ------------------------------------------

    (1)    Financial Statements.

           Reference is made to the index on page F-1 for a list of all financial statements filed as a part of this Annual Report.

    (2)    Financial Statement Schedules.

           Reference is made to the index on page F-1 for a list of the financial statement schedule filed as a part of this Annual Report.

    (3)    Exhibits.

           Reference is made to the Index of Exhibits on pages E-1 through E-6 for a list of all exhibits to this report.

                        CARRINGTON LABORATORIES, INC.
           INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE


 Consolidated Financial Statements of the Company:

      Consolidated Balance Sheets --
           December 31, 2006 and 2005                             F-2

      Consolidated Statements of Operations -- years ended
           December 31, 2006, 2005, and 2004                      F-3

      Consolidated Statements of Shareholders' Equity --
           years ended December 31, 2006, 2005 and 2004           F-4

      Consolidated Statements of Cash Flows -- years ended
           December 31, 2006, 2005 and 2004                       F-5

      Notes to Consolidated Financial Statements                  F-6

      Financial Statement Schedule
           Valuation and Qualifying Accounts                      F-27

      Reports of Independent Registered Public Accounting Firms   F-28

 Consolidated Balance Sheets
 (Amounts in thousands, except share and per share amounts)


                                                           December 31,
                                                      ----------------------
                                                        2006          2005
                                                      --------      --------
 ASSETS:
 Current Assets:
   Cash and cash equivalents                         $     878     $   6,262
   Accounts receivable, net of allowance for
    doubtful accounts of $306 and $329 at
    December 31, 2006 and 2005, respectively             2,659         2,679
   Inventories, net                                      3,405         4,705
   Prepaid expenses                                        155           392
                                                      --------      --------
 Total current assets                                    7,097        14,038

 Property, plant and equipment, net                      6,093         6,755
 Customer relationships, net                               199           392
 Other assets, net                                         609           804
                                                      --------      --------
 Total assets                                        $  13,998     $  21,989
                                                      ========      ========
 LIABILITIES AND SHAREHOLDERS' EQUITY:
 Current Liabilities:
   Line of credit                                    $   1,811     $   1,812
   Accounts payable                                      1,324         2,092
   Accrued liabilities                                   1,820         1,585
   Current portion of long-term debt and
    capital lease obligations                              203           188
   Deferred revenue                                        903         1,386
                                                      --------      --------
 Total current liabilities                               6,061         7,063

 Long-term debt and capital lease obligations,
   net of debt discount                                   3,745        3,418

 Commitments and contingencies

 SHAREHOLDERS' EQUITY:
   Common stock, $.01 par value, 30,000,000 shares
    authorized, 10,896,524 and 10,805,725 shares
    issued at December 31, 2006 and 2005,
    respectively                                           109           108
   Capital in excess of par value                       57,475        57,185
   Accumulated deficit                                 (53,389)      (45,782)
   Treasury stock at cost, 2,400 shares
    at December 31, 2006 and 2005                           (3)           (3)
                                                      --------      --------
 Total shareholders' equity                              4,192        11,508
                                                      --------      --------
 Total liabilities and shareholders' equity          $  13,998     $  21,989
                                                      ========      ========

       The accompanying notes are an integral part of these statements.

 Consolidated Statements of Operations
 (Amounts in thousands, except per share amounts)


                                                 Years Ended December 31,
                                               ----------------------------
                                                2006       2005       2004
                                               ------     ------     ------
 Revenues:
  Net product sales                           $25,000    $24,038    $27,584
  Royalty income                                  417      2,299      2,470
  Grant income                                  1,989      1,624        767
                                               ------     ------     ------
 Total net revenues                            27,406     27,961     30,821

 Cost and expenses:
  Cost of product sales                        20,586     18,581     18,250
  Selling, general and administrative           7,662      8,731      7,560
  Research and development                        670        822        911
  Research and development, DelSite             5,090      4,974      3,826
  Other income                                     (9)      (131)       (92)
  Interest expense, net                         1,014        301        205
                                               ------     ------     ------
 Net income (loss) before income taxes         (7,607)    (5,317)       161
 Provision for income taxes                         0         19        125
                                               ------     ------     ------
 Net income (loss)                            $(7,607)   $(5,336)   $    36
                                               ======     ======     ======

 Basic and diluted earnings (loss) per
   share                                      $ (0.70)   $ (0.50)   $  0.00
                                               ======     ======     ======

 Basic shares outstanding                      10,855     10,762     10,590

 Diluted shares outstanding                    10,855     10,762     11,171


        The accompanying notes are an integral part of these statements.


 Consolidated Statements of Shareholders' Equity
 For the Years Ended December 31, 2006, 2005, and 2004
 (Amounts in thousands)


                       Common Stock    Capital in                Treasury Stock
                      --------------   Excess of   Accumulated   --------------
                      Shares  Amount   Par Value     Deficit     Shares  Amount   Total
                      ------   -----     ------      -------     ------   -----   ------
 January 1, 2004      10,385  $  104    $53,000     $(40,482)         2  $   (3) $12,619

 Issuance of common
  stock for employee
  stock purchase plan     56       -        163            -          -       -      163
 Issuance of common
  stock for stock
  option plan            281       3        550            -          -       -      553
 Net income                -       -          -           36          -       -       36
                      ------   -----     ------      -------     ------   -----   ------
 December 31, 2004    10,722     107     53,713      (40,446)         2      (3)  13,371

 Issuance of common
  stock for employee
  stock purchase plan     41       -        156            -          -       -      156
 Issuance of common
  stock for stock
  option plan             43       1         83            -          -       -       84
 Issuance of warrants
  in private placement
  debt offering            -       -      2,985            -          -       -    2,985
 Issuance of warrants
  in Swiss American
  Products settlement      -       -        248            -          -       -      248
 Net loss                  -       -          -       (5,336)         -       -   (5,336)
                      ------   -----     ------      -------     ------   -----   ------
 December 31, 2005    10,806     108     57,185      (45,782)         2      (3)  11,508

 Issuance of common
  stock for employee
  stock purchase plan     23       -         86            -          -       -       86
 Issuance of common
  stock for stock
  option plan             68       1        166            -          -       -      167
 Share based
  compensation expense     -       -         38            -          -       -       38
 Net loss                  -       -          -       (7,607)         -       -   (7,607)
                      ------   -----     ------      -------     ------   -----   ------
 December 31, 2006    10,897  $  109    $57,475     $(53,389)         2  $   (3) $ 4,192
                      ======   =====     ======      =======     ======   =====   ======

     The accompanying notes are an integral part of these statements.


 Consolidated Statements of Cash Flows
 (Amounts in thousands)
                                                     Years Ended December 31,
                                                    --------------------------
                                                     2006      2005      2004
                                                    ------    ------    ------
 Operating activities:
  Net income (loss)                                $(7,607)  $(5,336)  $    36
    Adjustments to reconcile net income (loss)
     to net cash provided by (used in)
     operating activities:
    Provision for bad debts                            179       243        48
    Provision for inventory obsolescence               473       318       205
    Depreciation and amortization                    1,357     1,238     1,241
    Legal settlement                                     -       647         -
    Share-based compensation expense                    38         -         -
    Amortization of debt discount                      437         -         -
  Changes in operating assets and liabilities:
    Accounts receivable                               (159)      403      (275)
    Inventories                                        827      (409)    1,141
    Prepaid expenses                                   237      (195)       56
    Other assets                                       195        62        46
    Accounts payable and accrued liabilities          (533)      675      (639)
    Deferred revenue                                  (483)   (1,076)      553
                                                    ------    ------    ------
 Net cash provided by (used in) operating
  activities                                        (5,039)   (3,430)    2,412

 Investing activities:
  Disposal of property, plant, and equipment
   in sale/leaseback transaction                         -     4,616         -
  Purchases of property, plant and equipment          (383)     (610)   (2,172)
                                                    ------    ------    ------
 Net cash provided by (used in) investing
  activities                                          (383)    4,006    (2,172)

 Financing activities:
  Borrowings on line of credit                           -         -       300
  Payments on line of credit                            (1)      (75)        -
  Proceeds from debt issuances                           -     2,263       350
  Proceeds from warrant issuances                        -     2,737         -
  Principal payments on debt and capital
   lease obligations                                  (214)   (1,483)   (1,096)
  Issuances of common stock                            253       240       716
  Debt issuance costs                                    -      (426)        -
                                                    ------    ------    ------
 Net cash provided by financing activities              38     3,256       270

 Net increase (decrease) in cash and cash
  equivalents                                       (5,384)    3,832       510
                                                    ------    ------    ------
 Cash and cash equivalents at beginning of year      6,262     2,430     1,920
                                                    ------    ------    ------
 Cash and cash equivalents at end of year          $   878   $ 6,262    $2,430
                                                    ======    ======    ======
 Supplemental disclosure of cash flow information
  Cash paid during the year for interest           $   465   $   260    $  225
  Cash paid during the year for income taxes             -   $   140         -
  Non-cash warrant issue to broker                       -   $   248         -
  Property plant and equipment
    acquired under capital leases                  $   119   $   104         -


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

 The accompanying financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business. As reflected in the accompanying consolidated financial statements and as the result of its significant investment in the research and development activities of DelSite, the Company incurred cumulative net losses of $12.9 million and used cash from operations of $6.1 million during the three years ended December 31, 2006. The Company projects a net loss for fiscal 2007 before consideration of potential funding sources for this same period. These conditions raise doubt about the Company's ability to continue as a going concern.

 Funding of the Company's working capital requirements has resulted principally from operating cash flows, bank financing, advances on royalty payments under certain of its existing contracts and debt and equity financing. In November 2005, the Company closed a $5.0 million private placement of term notes due in December 2009 and warrants with 16 investors. In February 2007, Sabila Industrial, S.A., a wholly-owned subsidiary of the Company, entered into a revolving credit facility with Banco Nacional de Costa Rica for $2,990,000, which matures in February 2010, and borrowed $1.5 million under the facility. These transactions are described throughout the footnotes.

 The Company has $1.0 million available under its Comerica credit facility, provided however, the Company's current accounts receivable and inventory balances (which provide security for borrowed funds) are not sufficient to permit any additional borrowings at this time. The Company also has $1.5 million available under its Banco Nacional credit facility. The Company believes that the expected cash flows from operations and licensing agreements and expected revenues from government grant programs will provide the funds necessary to service its existing indebtedness and finance its operations until September 2007.

 The Company is currently engaged in efforts to restructure certain existing indebtedness in order to increase available funds on a near-term basis, and it also intends to seek additional financing during the next six months through one or more public or private equity offerings, additional debt financings, corporate collaborations, or licensing transactions. The Company cannot be certain that additional funding will be available on acceptable terms, or at all. If adequate funds are not available, the Company may be required to delay, reduce the scope of, or eliminate one or more of its research or development programs or commercialization efforts.

 There are currently no commitments in place for these debt and equity transactions, nor can assurances be given that such financing will be available. While the Company is confident that it will raise the capital necessary to fund operations and achieve successful commercialization of the products under development, there can be no assurances in that regard. The financial statements do not include any adjustments that may arise as a result of this uncertainty.


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

 CUSTOMER RELATIONSHIPS. In connection with the CBI acquisition described in Note One, the Company recorded a finite-lived intangible asset of $980,000 for customer relationships acquired. The Company is amortizing this intangible asset over five years, which is based on the estimated life of the customer relationships. Future amounts paid to the sellers based on a percentage of sales of CBI products as described in Note One will be recorded as an expense in the same period the corresponding sales are recorded. The Company recorded expenses of $308,000, $262,000, $271,000 in 2006, 2005 and 2004, respectively, for royalties due under the agreement. The Company recorded expense for amortization of the intangible asset of approximately $193,000 in each of the years 2006, 2005 and 2004, and accumulated amortization of $781,000, $588,000 and $395,000 at December 31, 2006, 2005 and 2004, respectively. Amortization expense over the next year is expected to be approximately $200,000.

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

 FREIGHT COSTS. Shipping costs incurred by the Company are included in the consolidated statement of operations in selling, general and administrative expenses and were approximately $1,099,000, $1,032,000 and $914,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

 ADVERTISING COSTS.   Advertising  costs, included  in  selling, general  and
 administrative, are expensed as incurred and were approximately $28,000, $136,000 and $240,000 for the years ended 2006, 2005 and 2004, respectively.

 STOCK-BASED COMPENSATION. On January 1, 2006, the Company adopted the fair value recognition provisions of Financial Accounting Standards Board ("FASB") Statement No. 123(R), "Share-Based Payment", ("SFAS 123(R)"). Prior to January 1, 2006, the Company accounted for share-based payments under the recognition and measurement provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and related Interpretations, as permitted by FASB Statement No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). In accordance with APB 25, no compensation cost was required to be recognized for options granted that had an exercise price equal to the market value of the underlying common stock on the date of grant.

 The Company adopted SFAS 123(R) using the modified-prospective-transition method. Under this transition method, compensation cost recognized in future interim and annual reporting periods includes: (1) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, and (2) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). The results for the prior periods have not been restated.

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

 NEW PRONOUNCEMENTS. In November 2004, the FASB issued SFAS No. 151 "Inventory Costs." This statement amends the guidance in ARB No. 43 to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. This statement requires that those items be recognized as current period charges regardless of whether they meet the criterion of "so abnormal." In addition, this statement requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of SFAS No. 151 are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Adoption of SFAS No. 151 had no material effect on the Company.

 In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payments", which replaces SFAS No. 123 "Accounting for Stock-Based Compensation", and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees" and amends SFAS No. 95, "Statement of Cash Flows." SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. As such, pro forma disclosure in lieu of expensing is no longer an alternative. The new standard is effective in the first annual reporting period beginning after June 15, 2005. The Company recorded expense of $38,000 during the year ended December 31, 2006, under SFAS No. 123(R).

 In May 2006, the State of Texas passed a bill replacing the current franchise tax with a new margin tax that will go into effect on January 1, 2008. The Company estimates that the new margin tax will not have a significant impact on tax expense or deferred tax assets and liabilities.

 In July 2006, the FASB issued Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109." FIN 48 clarifies the accounting for uncertainty in income taxes recognized by prescribing a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for years beginning after December 15, 2006. The Company is in the process of determining the impact of this Interpretation on the Company's consolidated financial statements.

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

 In February 2007, the FASB issued SFAS No. 159 "Fair Value Option for Financial Assets and Financial Liabilities." This statements objective is to reduce both complexity in accounting for financial instruments and volatility in earnings caused by measuring related assets and liabilities differently. This statement also requires information to be provided to the readers of financial statements to explain the choice to use fair value on earnings and to display the fair value of the assets and liabilities chosen on the balance sheet. This statement is effective as of the beginning of an entity's first fiscal year beginning after November 15, 2007. The Company anticipates no material effect from the adoption of SFAS No. 159.


 NOTE THREE.  INVENTORIES

 The following summarizes the components of inventory at December 31, 2006 and 2005, in thousands:

                                                 2006          2005
 ---------------------------------------------------------------------------
 Raw materials and supplies                    $2,478        $2,652
 Work-in-process                                  319           322
 Finished goods                                 1,511         2,522
 Less obsolescence reserve                       (903)         (791)
 ---------------------------------------------------------------------------
 Total                                         $3,405        $4,705
 ---------------------------------------------------------------------------


 NOTE FOUR.  PROPERTY, PLANT AND EQUIPMENT

 Property, plant and equipment consisted of the following at December 31, 2006 and 2005, in thousands:

                                                         Estimated
                                  2006        2005      Useful Lives
 ---------------------------------------------------------------------------
 Land                           $   151     $   151
 Buildings and improvements       2,709       2,702     7 to 25 years
 Furniture and fixtures             839         773     4 to  8 years
 Machinery and equipment         10,989      10,754     3 to 10 years
 Leasehold improvements           1,332       1,327     3 to 10 years
 Equipment under capital leases     427         490           5 years
 ---------------------------------------------------------------------------
 Total                           16,447      16,197
 Less accumulated depreciation
   and amortization              10,354       9,442
 ---------------------------------------------------------------------------
 Property, plant and
   equipment, net               $ 6,093     $ 6,755
 ---------------------------------------------------------------------------

 The net book value for equipment under capital leases as of December 31, 2006 and 2005, was $292,000 and $355,000, respectively.

 The net book value of property, plant and equipment in Costa Rica at December 31, 2006 and 2005 was $3,822,000 and $4,209,000, respectively.


 NOTE FIVE.  ACCRUED LIABILITIES

 The following summarizes significant components of accrued liabilities at December 31, 2006 and 2005, in thousands:

                                             2006           2005
 ---------------------------------------------------------------------------
 Accrued payroll                           $  293        $  215
 Accrued insurance                             83           166
 Accrued taxes                                178           117
 Accrued professional fees                    152           260
 Accrued rent                                 230           165
 Accrued interest                              95            37
 Accrued product recall costs                 415           251
 Other                                        374           374
 ---------------------------------------------------------------------------
 Total                                      $1,820       $1,585
 ---------------------------------------------------------------------------


 NOTE SIX.  LINE OF CREDIT

 The Company has a line of credit with Comerica Bank Texas ("Comerica") that provides for borrowings of up to $3 million based on the level of qualified accounts receivable and inventory. The line of credit is collateralized by accounts receivable and inventory. Borrowings under the line of credit bear interest at the bank's prime rate (8.25% at December 31, 2006) plus 0.5%. As of December 31, 2006, there was $1,811,000 outstanding on the credit line with $839,000 of credit available for operations, net of outstanding letters of credit of $350,000. The line of credit has no expiration date and is payable on demand.

 The Company's credit facilities with Comerica require the Company to maintain certain financial ratios. The covenants and the Company's position at December 31, 2006 are as follows:

 Covenant                   Covenant Requirement   Company's Position
 ---------                  --------------------   ------------------
 Total net worth                $12,200,000             $3,994,247
 Current ratio                      1.60                   1.35
 Liquidity ratio                    1.75                   1.95

 The total net worth, current ratio and liquidity ratio covenant amounts and the Company's position are calculated as defined in the credit agreement, as amended. The covenant amounts for these ratios will remain at these same fixed amounts until maturity. Although the Company was not in compliance with two of its financial-ratio covenants under the Comerica line of credit for the period ended December 31, 2006, Comerica has waived the events of non-compliance through May 31, 2007.

 The Company believes  that it  is unlikely  that Comerica  will continue  to grant such waivers after the second quarter of 2007, and can make no assurances that such waivers will be granted for events of non-compliance occurring subsequent to May 31, 2007. If the Company is unable to obtain such waivers and the existing covenant defaults continue, Comerica could accelerate the indebtedness under the Company's credit facility as well as all other debt that the Company has outstanding with Comerica, if any. The Company is presently seeking additional funding that would enable it to repay its indebtedness under the Comerica credit facility and fund the Company's working capital obligations. If Comerica accelerates the indebtedness under the Company's credit facility prior to the Company obtaining such additional funding, the Company would be forced to refinance all of the Comerica indebtedness with another lender. Any additional financing secured by the Company or the Company's refinancing of the Comerica credit facility will likely contain interest rates and terms which are more burdensome for the Company than those presently in place under the Comerica facility, resulting in an adverse impact on liquidity.


 NOTE SEVEN.  LONG-TERM DEBT

 In March 2003, the Company received a loan of $500,000 from Bancredito, a Costa Rica bank, with interest and principal to be repaid in monthly installments over eight years. The interest rate on the loan is the U.S. Prime Rate (8.25%) plus 2.0%. As of December 31, 2006, there was $310,000 outstanding on the loan.

 In September 2004, the Company received a loan of $350,000 from Bancredito, a Costa Rica bank, with interest and principal to be repaid in monthly installments over eight years. The interest rate on the loan is the U.S. Prime Rate (8.25%) plus 2.5%. As of December 31, 2006, there was $282,000 outstanding on the loan.

 Both the loans through Bancredito are secured by land and equipment in Costa Rica (with a carrying value of approximately $660,000).

 On November 18, 2005, the Company sold $5,000,000 aggregate principal amount of 6.0% subordinated notes. The notes mature, subject to certain mandatory prepayments discussed below, on November 18, 2009. Interest on the notes is payable quarterly in arrears. The notes require mandatory prepayment of all principal and interest in the event that the holder of such note exercises its Series A Warrant, which was also issued as part of the transaction, in full. The note is subordinate to the Company's indebtedness to Comerica Bank and certain other indebtedness. As of December 31, 2006, there was $5,000,000 outstanding on the note with an associated debt discount of $2,254,000 for a net balance of $2,746,000. The 5,000,000 warrants have a fair value of $4.8 million as determined by independent appraisers, and an allocated value of $2.7 million, which was recorded as a debt discount. Additionally, the Company incurred $674,000 of debt issue costs related to this financing arrangement, which will be amortized using the effective interest method over the term of the debt. As a result of the debt discount associated with the value of the warrants. The effective interest rate on the debt is 30%.

 On December 20, 2005, the Company entered into a settlement agreement with Swiss-American Products, Inc. ("Swiss-American") and G. Scott Vogel to resolve all claims related to a lawsuit filed by Swiss-American in June 2001. The settlement agreement provides for, among other things, a cash payment of $400,000 and the issuance of a promissory note in favor of Swiss-American with an original principal balance of $400,000. The note bears interest at the rate of 6.0% per annum, payable quarterly in arrears, and all outstanding principal is due and payable in full, subject to certain mandatory prepayments discussed below, on December 20, 2009. The note requires mandatory prepayment of all principal and interest in the event that the holder of such note exercises its Series C Warrant, which was also issued as part of the settlement agreement, in full. The note is subordinate to the Company's indebtedness to Comerica Bank and certain other indebtedness. As of December 31, 2006, there was $400,000 outstanding on the note.

 The following summarizes annual maturities at December 31, 2006, in thousands:

                 2007                        $   107
                 2008                            112
                 2009                          5,517
                 2010                            125
                 2011                             86
                 Thereafter                       52
                                              ------
                 Subtotal                      5,999
                 Debt Discount                (2,254)
                                              ------
                 Total                       $ 3,745
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

 EMPLOYEE STOCK PURCHASE PLAN. The Company has an Employee Stock Purchase Plan under which employees may purchase shares of the Company's common stock. Prior to January 1, 2006, employees purchased shares at a price equal to the lesser of 85% of the market price of the Company's common stock on the last business day preceding the enrollment date (defined as January 1, April 1, July 1 or October 1 of any plan year) or 85% of the market price on the last business day of each month. Effective January 1, 2006, the purchase price is 95% of the market price of the Company's common stock on the last business day of each month. A maximum of 1,250,000 shares of common stock was reserved for purchase under this Plan. As of December 31, 2006, a total of 991,507 shares had been purchased by employees at prices ranging from $0.77 to $29.54 per share.

 STOCK OPTIONS. The Company has an incentive stock option plan which was approved by the shareholders in 2004 under which incentive stock options and nonqualified stock options may be granted to employees, consultants and non-employee directors. Options are granted at a price no less than the market value of the shares on the date of the grant, except for incentive options to employees who own more than 10% of the total voting power of the Company's Common Stock, which must be granted at a price no less than 110% of the market value. Employee options are normally granted for terms of 10 years. Options granted in 2006 vest at the rate of 50% per year beginning in the first anniversary of the grant date. Options granted in 2005 were 100% vested on December 20, 2005. Options granted in 2004 vested at the rate of 50% per year beginning on the first anniversary of the grant date, with the remaining 50% receiving accelerated vesting on December 20, 2005. Options to non-employee directors have terms of ten years and are 100% vested on the grant date. The Company has reserved 500,000 shares of Common Stock for issuance under this plan. As of December 31, 2006, options to purchase 93,700 shares were available for future grants under the plan.

 The Company also has an incentive stock option plan which was approved by the shareholders in 1995 under which incentive stock options and nonqualified stock options were granted to employees, consultants and non-employee directors. Options were granted at a price no less than the market value of the shares on the date of the grant, except for incentive options to employees who own more than 10% of the total voting power of the Company's Common Stock, which were required to be granted at a price no less than 110% of the market value. Employee options were normally granted for terms of 10 years. Options granted through 2001 had various vesting rates and all such options still outstanding were fully vested at December 31, 2005. Options granted subsequent to 2001 vested at the rate of 50% per year beginning on the first anniversary of the grant date and all options outstanding received accelerated vesting on December 20, 2005. Options to non-employee directors have terms of ten years and are 100% vested on the grant date. The Company has reserved 2,250,000 shares of Common Stock for issuance under this plan. The Plan expired on April 1, 2005, after which no additional grants have been or may be made under the plan. In accordance with the provisions of the plan, all options issued under the plan and outstanding on the expiration date of the plan shall remain outstanding until the earlier of their exercise, forfeiture or lapse.

 Beginning January 1, 2006, the Company was required to adopt the provisions of Statement of Financial Accounting Standards No. 123(R) "Share-Based Payment" ("SFAS 123(R)"), which requires the recognition of stock-based compensation associated with stock options as an expense in financial statements. The primary purpose of the vesting acceleration was to reduce the non-cash compensation expense that would have been recorded in future periods following the Company's adoption of SFAS 123(R). As a result of accelerating these options in advance of the adoption of SFAS 123(R), the Company reduced the pre-tax stock option expense it would otherwise be required to record by $162,500 in 2006 and an estimated reduction of $4,400 in 2007.

 STOCK-BASED COMPENSATION. The Company adopted the provisions of revised Statement of Financial Accounting Standards No. 123 ("SFAS 123(R)"), "Share-Based Payment," including the provisions of Staff Accounting Bulletin No. 107 ("SAB 107") on January 1, 2006, the first day of 2006, using the modified prospective transition method to account for the Company's employee share-based awards. The valuation provisions of SFAS 123(R) apply to new awards and to awards that are outstanding at the effective date and subsequently modified or cancelled. The Company's Board of Directors approved the acceleration of the vesting on all outstanding unvested options held by officers and employees under the incentive stock option plan as of December 18, 2005. The primary purpose of the vesting acceleration was to reduce the non-cash compensation expense that would have been recorded in future periods following the Company's adoption of SFAS 123(R). The Company's consolidated financial statements as of December 31, 2006 and for the year ended December 31, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company's consolidated financial statements for prior periods were not restated to reflect, and do not include, the impact of SFAS 123(R).

 Share-based compensation expense recognized during a period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Share-based compensation expense recognized in the consolidated statement of operations for 2006 includes compensation expense for share-based payment awards granted in 2006, expenses are amortized under the straight-line attribution method. As share-based compensation expense recognized in the consolidated statement of operations for 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Pre-vesting forfeitures were estimated to be approximately 0% for the grant made to employees on January 5, 2006 and 6% for grant made to employees on May 18, 2006, based on our historical experience.

 The adoption of SFAS 123(R) resulted in incremental share-based compensation expense of $38,000 in the year ended December 31, 2006. The incremental share-based compensation caused the net loss before income taxes and the net loss to increase by the same amount and did not affect the basic and diluted loss per share. Total compensation expense related to both of the Company's share-based awards, recognized under SFAS 123(R), for 2006 were comprised of the following:

                                                          2006
                                                         ------
 Selling, general and administrative expense            $    13
 Research and development expense                            25
                                                         ------
 Share-based compensation expense before taxes               38
 Related income tax benefits                                  -
 Share-based compensation expense                       $    38
                                                         ======
 Net share-based compensation expense per common
   share - basic and diluted                            $  0.00

 The entire portion of the share-based compensation expense in 2006 is from incentive stock option grants. As of December 31, 2006, the Company has $78,000 of total unrecognized compensation cost related to non-vested options granted under the Company's stock option plan. That cost is expected to be recognized over a weighted average period of seventeen months. Since the Company has a net operating loss carry-forward as of December 31, 2006, no excess tax benefits for the tax deductions related to share-based awards were recognized in the consolidated statement of operations. Additionally, no incremental tax benefits were recognized from stock options exercised in 2006 that would have resulted in a reclassification to reduce net cash provided by operating activities with an offsetting increase in net cash provided by financing activities. Compensation expense relating to employee share-based awards was not recognized in the years ended December 31, 2005 and 2004.

 Prior to January 1, 2006, the Company accounted for share-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, " Accounting for Stock Issued to Employees " and related interpretations and provided the required pro forma disclosures of SFAS 123.

 The following table summarizes the pro forma effect on the Company's net income (loss) and per share data if the Company had applied the fair value recognition provisions of SFAS 123 to share-based employee compensation for 2005 and 2004.

 ---------------------------------------------------------------------------
                                              2005         2004
 ---------------------------------------------------------------------------
 Net income (loss) (in thousands):
   As reported                              $(5,336)     $    36
   Less:  Stock-based compensation
     expense determined under fair
     value-based method                      (1,055)      (1,496)
                                             ------       ------
   Pro forma net loss                       $(6,391)     $(1,460)
                                             ======       ======

   Basic and diluted shares outstanding      10,762       10,590

 Net income (loss) per share:
   Basic and diluted as reported            $ (0.50)     $  0.00
   Basic and diluted pro forma                (0.59)       (0.14)
 ---------------------------------------------------------------------------

 For employee stock options granted in 2005 and 2004, the Company determined pro forma compensation expense under the provisions of SFAS 123 using the Black-Scholes model and the following assumptions: (1) an expected volatility of 61.9% and 79.2%, respectively, (2) an expected term of 5 years, (3) a risk-free interest rate of 4.35% and 3.51%, respectively, and
 (4) an expected dividend yield of 0%. The weighted average fair value of options granted in 2005 and 2004 was $2.22 and $3.11 per share, respectively.

 During 2006 the Company made two stock option grants to employees, with one on January 5, 2006, and the other on May 18, 2006. Both of these grants were made to employees under the 2004 plan and the Company's policy is to issue new shares upon the exercise of stock options.

 Summaries of stock options outstanding and changes during 2006 are presented below.

                                                        Weighted
                                             Weighted    Average
                                             Average    Remaining
                                 Number      Exercise   Contractua   Aggregate
                                   of        Price Per    l Term     Intrinsic
                                 Shares        Share    (in Years)     Value
 -----------------------------------------------------------------------------
 Balance, January 1, 2004         1,625        $2.82
 Granted                            632        $4.66
 Forfeited                         (204)       $4.95
 Exercised                         (231)       $1.62
 -----------------------------------------------------------------------------
 Balance, December 31, 2004       1,822        $3.38
 Granted                            226        $3.95
 Forfeited                         (192)       $4.31
 Exercised                          (42)       $1.98
 -----------------------------------------------------------------------------
 Balance, December 31, 2005       1,814        $3.39
 Granted                             55        $3.92
 Forfeited                         (100)       $4.69
 Exercised                          (68)       $2.40
 -----------------------------------------------------------------------------
 Balance, December 31, 2006       1,701        $3.37        5.4      $(884,500)


 Vested and expected to
 vest in the future,
 December 31, 2006                1,701        $3.37        5.4      $(884,500)
 -----------------------------------------------------------------------------

 Exercisable, December 31, 2006   1,649        $3.35        5.1      $(824,500)
 -----------------------------------------------------------------------------

 Exercisable, December 31, 2005   1,814        $3.39
 -----------------------------------------------------------------------------

 Exercisable, December 31, 2004   1,440        $3.13
 -----------------------------------------------------------------------------

 The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value, based on the Company's closing common stock price of $2.85 on December 31, 2006, which would have been received by the option holders had all option holders exercised their options on that date. The weighted average grant-date fair values of options granted during 2006, 2005 and 2004 were $2.24, $2.22 and $3.11 per share, respectively. The total intrinsic value of options exercised during 2006 was $119,000, based on the differences in market prices on the dates of exercise and the option exercise prices.

 The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option pricing model ("Black-Scholes model") that uses the assumptions noted in the following table. Expected volatilities are based on historical volatility of the Company's common stock and other factors. The expected term of options granted is based on analyses of historical employee termination rates and option exercises. The risk-free interest rates are based on the U.S. Treasury yield for a period consistent with the expected term of the option in effect at the time of the grant.

 Assumptions used in the Black-Scholes model for options granted during 2006, 2005 and 2004 were as follows:

                                                2006       2005       2004
                                               ------     ------     ------
 Expected volatility                             61.9%      61.9%      79.2%
 Average expected term in years                   5.0        5.0        5.0
 Risk-free interest rate (zero coupon             5.1%      4.35%      3.51%
   U.S. Treasury Note)
 Expected dividend yield                            0%         0%         0%

 The following table summarizes information concerning outstanding and exercisable stock options as of December 31, 2006:

                         Options Outstanding            Options Exercisable
                   --------------------------------   -----------------------
                               Weighted
                                Average    Weighted                  Weighted
     Range of       Number     Remaining   Average                   Average
     Exercise        Out-     Contractual  Exercise     Number       Exercise
      Prices       standing  Life in Years   Price    Exercisable     Price
 ----------------------------------------------------------------------------
 $ 7.50 - $ 7.50       25         0.01       $7.50         25         $7.50
 $ 5.30 - $ 3.85      968         6.27       $4.51        916         $4.55
 $ 2.50 - $ 1.75      341         2.80       $2.06        341         $2.06
 $ 1.50 - $ 1.05      367         4.32       $1.29        367         $1.29
                    -----                               -----
                    1,701         5.35       $3.37      1,649         $3.35
                    =====                               =====

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

 On December 20, 2005, the Company entered into a settlement agreement with Swiss-American and G. Scott Vogel to resolve all claims related to a lawsuit filed by Swiss-American in June 2001. The settlement agreement provides for, among other things, the issuance to Swiss-American of a Series C Common Stock Purchase Warrant to purchase a total of 200,000 shares of the Company's common stock, with a fair value of $248,000, and with an exercise price per share equal to $5.00 and which expires, subject to certain acceleration events relating to the closing stock price, on November 18, 2009.

 COMMON STOCK RESERVED.   At  December 31, 2006,  the  Company  had  reserved
 a total of 7,454,779 common shares for future issuance relating to the employee stock purchase plan, stock option plan and warrants.


 NOTE NINE.  COMMITMENTS AND CONTINGENCIES

 On August 26, 2005, the Company issued a voluntary recall of Medline-labeled alcohol-free mouthwash. As a result of this recall, Medline initiated a voluntary recall of Personal Hygiene Admission kits containing the same alcohol-free mouthwash. The mouthwash, which passed industry standard testing at the time of release, was recalled due to the possibility that it may contain Burkholderia cepacia. The Company continues to coordinate with the FDA and the Texas Department of Health in its recall efforts and in the investigation of this matter. The Company has accrued at December 31, 2006, $415,000 as a reserve for costs incurred related to this product recall.

 On January 11, 2006, a lawsuit was filed in Circuit Court of Etowah County, Alabama styled as Sonya Branch and Eric Branch vs. Carrington Laboratories,
 Inc., Medline  Industries, Inc.,  and   Gadsden  Regional  Medical  Center.
 Plaintiffs alleged they were damaged by the mouthwash product. The amounts of damages were not specified.

 On April 25, 2006, a lawsuit was filed in Circuit Court for Davidson County, Tennessee styled as Ralph Spraggins, as Administrator of the Estate of Yvonne Spraggins vs. Southern Hills Medical Center, Tristar Health System, HCA Inc., HCA Health Services of Tennessee, Inc., HCA Hospital Corporation of America, Medline Industries, Inc., and Carrington Laboratories, Inc. Plaintiffs have alleged they were damaged by the Company's Medline-labeled alcohol-free mouthwash product and are seeking $2.0 million in compensatory damages. The case was dismissed without prejudice on January 11, 2007.

 On August 28, 2006, a lawsuit was filed in United States District Court for the Western District of Oklahoma styled as Ruth Ann Jones, as Personal Representative of the Estate of Harold Dean Jones, Deceased, Mary Adams and Vera Anderson vs. Carrington Laboratories, Inc. and Medline Industries, Inc. Plaintiffs alleged they were damaged by the Company's Medline-labeled alcohol-free mouthwash product and were seeking an amount in excess of $75,000 in damages. The case was dismissed without prejudice on January 15, 2007.

 On September 14, 2006, a lawsuit was filed in United States District Court for the Northern District of Illinois styled as Mutsumi Underwood, as Personal Administrator of the Estate of Ronald W. Underwood vs. Medline Industries, Inc. and Carrington Laboratories, Inc. Plaintiffs have alleged they were damaged by the Company's Medline-labeled alcohol-free mouthwash product and are seeking an amount in excess of $75,000 in damages.

 On September 22, 2006, a lawsuit was filed in Circuit Court for Macon County, Tennessee styled as Donna Green, Lois Bean, KHI Williams and David Long vs. Carrington Laboratories, Inc. and Medline Industries, Inc. Plaintiffs have alleged they were damaged by the Company's Medline-labeled alcohol-free mouthwash product and are seeking $800,000 in compensatory and exemplary damages.

 On November 2, 2006, a lawsuit was filed in Circuit Court of Etowah County, Alabama styled as Myra Maddox, vs. OHG of Gadsden, Inc., d/b/a Gadsden Regional Medical Center; Medline Industries, Inc.; Carrington Laboratories, Inc.; Fictitious Defendants "1-15". Plaintiffs have alleged they were damaged by the mouthwash product. The amounts of the damages have not been specified.

 The Company has $10.0 million of product liability insurance. The Company and its insurance carrier intend to defend against each of these claims.

 On February 1, 2007, a lawsuit styled Glamourpuss, Inc. v. Carrington Laboratories, Inc., was filed in Dallas County, Texas. Plaintiffs have alleged they have been injured as a result of acts and omissions of Carrington in violation of the Texas Deceptive Trade Practices Act ("DTPA"). Plaintiffs are seeking $200,000 in damages plus attorney's fees and expenses.

 The Company believes that Plaintiffs' claims are without merit and intends to vigorously defend against the claim.

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

 The Company conducts a significant portion of its operations from four office/ warehouse/distribution/laboratory facilities under operating leases. In addition, the Company leases certain office equipment under operating leases and certain manufacturing and transportation equipment under capital leases. Future minimum lease payments under noncancelable operating leases and the present value of future minimum capital lease payments as of December 31, 2006 were as follows, in thousands:

                                                Capital    Operating
                                                 Leases      Leases
 ---------------------------------------------------------------------
 2007                                             $  110     $ 1,394
 2008                                                 71       1,168
 2009                                                 38       1,081
 2010                                                  5       1,106
 2011                                                  0         791
 Thereafter                                            0       4,941
 ---------------------------------------------------------------------
 Total minimum lease payments                     $  224     $10,481
                                                              ======
 Amounts representing interest                       (21)
                                                   -----
 Present value of capital lease obligations          203
 Less current portion of capital lease obligations   (96)
                                                   -----
 Obligations under capital lease agreements,
  excluding the current portion                   $  107
                                                   =====

 Total rental expense under operating leases was $1,544,000, $1,035,000, and $881,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

 From time to time in the normal course of business, the Company is a party to various matters involving claims or possible litigation. Management believes the ultimate resolution of these matters will not have a material adverse effect on the Company's financial position or results of operations.

 The Company has outstanding a letter of credit in the amount of $250,000 which is used as security on the lease for the Company's laboratory and warehouse facility. The Company has outstanding a letter of credit in the amount of $100,000 which is used as security on the lease for the Company's corporate headquarters and manufacturing facility.


 NOTE TEN.  INCOME TAXES

 The tax effects of temporary differences that gave rise to deferred tax assets at December 31, 2006, 2005 and 2004 were as follows, in thousands:

                                                2006       2005       2004
 ----------------------------------------------------------------------------
 Net operating loss carryforward             $ 13,829   $ 11,488   $  9,274
 Research and development
   and other credits                              174        185        343
 Property, plant and equipment                    160         18        210
 Inventory                                        344        317        341
 Foreign tax credits                              144        144        125
 Other, net                                        53         52         55
 Bad debt reserve                                 247        255        198
 Deferred income                                  290        449        827
 ACI Stock Valuation                              204        204        204
 Accrued liability                                 27          4         16
 Less - Valuation allowance                   (15,472)   (13,116)   (11,593)
                                               ------     ------     ------
                                              $     0    $     0    $     0
                                               ======     ======     ======

 The  Company  has  provided  a  valuation  allowance  against   the   entire
 net deferred tax asset at December 31, 2006, 2005 and 2004 due to the uncertainty as to the realization of the asset.

 The Company incurred $0, $19,000, and $125,000 of foreign income tax expense related to the Company's operations in Costa Rica in 2006, 2005 and 2004, respectively.

 The provision (benefit) for income taxes varies from the federal statutory rate as follows (in thousands):

                                                 2006       2005       2004
                                               ------     ------     ------
 Taxes (benefit) at federal statutory rate    $(2,586)   $(1,814)   $    55
 Permanent differences                             13         14         13
 Unbenefitted foreign income taxes                  -         19        125
 Unbenefitted foreign losses                      151        252          -
 Prior year adjustments                            55       (114)         -
 Expired and unbenefitted net
   operating loss carryforwards                     -          -     (5,575)
 Expired research and development                  11        158        (42)
 Other                                              -        (19)        82
 Change in valuation allowance credits          2,356      1,523      5,467
                                               ------     ------     ------
 Total tax provision                          $     0    $    19    $   125
                                               ======     ======     ======

 At December 31, 2006, the Company had net operating loss carryforwards of approximately $40.7 million for federal income tax purposes, which begin to expire in 2009, and research and development tax credit carryforwards of approximately $174,000, which began to expire in 2006, all of which are available to offset federal income taxes due in future periods. All net operating loss carryforwards will expire between the year 2009 and the year 2025.


 NOTE ELEVEN.  CONCENTRATIONS OF CREDIT RISK

 Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of trade accounts receivable. The Company's customers are not concentrated in any specific geographic region but are concentrated in the health care industry. Significant sales were made to four customers. Sales to Natural Alternatives International, Inc., ("Natural Alternatives"), a customer in the Consumer Services Division, accounted for 14%, 27%, and 45% of the Company's net sales in 2006, 2005 and 2004, respectively. Accounts receivable from Natural Alternatives represented 0% and 10% of gross accounts receivable at December 31, 2006 and 2005, respectively. Sales to Wormser Corporation, ("Wormser"), a customer in the Consumer Services Division, accounted for 10%, 0% and 0% of the Company's net sales in 2006, 2005 and 2004, respectively. Accounts receivable from Wormser represented 12% and 0% of gross accounts receivable at December 31, 2006 and 2005, respectively. Sales to Mannatech, Inc., ("Mannatech"), a customer in the Consumer Services Division, accounted for 10%, 7% and 2% of the Company's net sales in 2006, 2005 and 2004, respectively. Accounts receivable from Mannatech represented 26% and 21% of gross accounts receivable at December 31, 2006 and 2005, respectively. Sales to Medline Industries, Inc., ("Medline") a customer in the Medical Services Division, accounted for 26%, 27% and 23% of the Company's sales during 2006, 2005 and 2004, respectively. Accounts receivable from Medline represented 38% and 32% of the Company's gross accounts receivable at December 31, 2006 and 2005, respectively. The Company performs initial and ongoing credit evaluations of new and existing customers' financial condition and establishes an allowance for doubtful accounts based on factors surrounding the credit risk of specific customers and historical trends and other information.

 Accounts are considered past due after contractual terms (net 30 days) and are written-off after extensive collection efforts and nine months time. The following table summarizes the allowance for doubtful accounts activity for the period ended December 31, 2006 and 2005, in thousands.

            Balance at Beginning    Charges to                Balance at End
                of Period           Expenses      Deductions    of Period
 ---------------------------------------------------------------------------
 A/R Reserve-2006    $329             $179           $202          $306
 A/R Reserve-2005    $162             $243           $ 76          $329


 NOTE TWELVE.  NET INCOME (LOSS) PER SHARE

 The Company calculates basic earnings (loss) per share by dividing net earnings (loss) by the weighted average number of shares outstanding. Diluted earnings (loss) per share reflect the impact of outstanding stock options and warrants during the periods presented using the treasury stock method. The following table provides a reconciliation of the denominators utilized in the calculation of basic and diluted earnings (loss) per share with the amounts rounded to the nearest thousands, except per share amounts:

                                                 2006       2005       2004
                                                ------     ------     ------
 Net income (loss)                             $(7,607)   $(5,336)   $    36
 Basic earnings (loss) per share:
   Weighted average number of
     common shares outstanding                  10,855     10,762     10,590
     Basic per share amount                    $ (0.70)   $ (0.50)   $  0.00
                                                ======     ======     ======
 Diluted earnings (loss) per share:
   Weighted average number of
     common shares outstanding                  10,855     10,762     10,590
   Dilutive effect of stock options and
      warrants                                       0          0        581

   Diluted weighted average number of
     common shares outstanding                  10,885     10,762     11,171
   Diluted per share amount                    $ (0.70)   $ (0.50)   $  0.00
                                                ======     ======     ======

 At December 31, 2006, all of the Company's 1,700,586 common stock options and 5,400,000 warrants were excluded from its diluted earnings per share calculation as their effect was antidilutive due to the Company's net loss for the year.

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

 The Medical Services Division sells a comprehensive line of wound and skin care medical products and provides manufacturing services to customers in medical products markets. These products are primarily sold through a domestic, sole source distributor, where the products are ultimately marketed to hospitals, nursing homes, alternative care facilities, cancer centers, home health care providers and managed care organizations. International sales of these products account for less than 10% of the Division's consolidated net sales for the years ended December 31, 2006, 2005, and 2004.

 The Consumer Services Division sells and licenses consumer products and bulk raw materials that utilize the Company's patented complex carbohydrate technology into the consumer health and beauty care products markets. The Division also sells finished products, provides product development and manufacturing services to customers in the cosmetic and nutraceutical markets. These products are primarily sold domestically, with international sales accounting for less than 10% of the Division's consolidated net sales for the years ended December 31, 2006, 2005, and 2004.

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

 The segment data for the years ended December 31, 2006, 2005 and 2004 were as follows:

                                                 2006       2005       2004
                                                ------     ------     ------
 Net revenues:
   Medical Services Division                   $ 8,834    $10,543    $10,391
   Consumer Services Division                   16,583     15,794     19,663
   DelSite                                       1,989      1,624        767
                                                ------     ------     ------
                                               $27,406    $27,961    $30,821
                                                ======     ======     ======
 Income (loss) before income taxes
   Medical Services Division                   $(3,821)   $(2,673)   $(1,861)
   Consumer Services Division                     (365)       706      5,081
   DelSite                                      (3,421)    (3,350)    (3,059)
                                                ------     ------     ------
                                               $(7,607)   $(5,317)   $   161
                                                ======     ======     ======
 Identifiable assets:
   Medical Services Division                   $ 4,739    $ 4,487    $ 6,094
   Consumer Services Division                    6,400      8,636     12,129
   DelSite                                       1,251      1,428      1,978
   Corporate                                     1,608      7,438      2,816
                                                ------     ------     ------
                                               $13,998    $21,989    $23,017
                                                ======     ======     ======
 Capital expenditures:
   Medical Services Division                   $    89    $     0    $     0
   Consumer Services Division                      154        419        278
   DelSite                                         140        191      1,894
                                                ------     ------     ------
                                               $   383    $   610    $ 2,172
                                                ======     ======     ======
 Depreciation and amortization:
    Medical Services Division                  $   234    $   197    $   244
    Consumer Services Division                     638        595        711
    DelSite                                        485        446        286
                                                ------     ------     ------
                                               $ 1,357    $ 1,238    $ 1,241
                                                ======     ======     ======


 NOTE FOURTEEN.  RELATED PARTY TRANSACTIONS

 At December 31, 2006, the Company had a 21.5% interest in a company which was formed in 1998 to acquire and develop a 5,000-acre tract of land in Costa Rica to be used for the production of Aloe vera L. leaves, the Company's primary raw material. The Company's initial investment was written off in 1998 and no additional investments have been made or are expected to be made. The Company has no influence on the business or operating decisions of this company and receives no timely financial information. Additionally, $9,000 and $132,675 were collected in 2006 and 2005, respectively, from this company against the fully reserved note receivable balances. The Company is accounting for its investment on the cost basis. The Company purchases Aloe vera L. leaves from this company at prices the Company believes are competitive with other sources. Such purchases totaled $127,000, $888,000 and $1,447,000 in 2006, 2005, and 2004,
 respectively.

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


 NOTE FIFTEEN.  DEFERRED REVENUE

 Pursuant to the Distributor and License Agreement with Medline, as amended on April 9, 2004, the Company received, subject to certain refund rights more specifically described in the Amendment, an additional $1.25 million of royalties, paid upon the signing of the Amendment, in consideration of the extended term of the Distributor and License Agreement. The Company continues to recognize royalty income under this agreement, as amended, on a straight-line basis. At December 31, 2006, the Company had received $799,000 more in royalties than it had recognized in income, which is included in deferred revenue on the balance sheet.


 NOTE SIXTEEN.  UNAUDITED SELECTED QUARTERLY FINANCIAL DATA

 The unaudited selected quarterly financial data below reflect the years ended December 31, 2006 and 2005, respectively.

 (Amounts in thousands, except per share amounts)
 ---------------------------------------------------------------------------
 2006                       1st Quarter  2nd Quarter 3rd Quarter 4th Quarter
 ---------------------------------------------------------------------------
 Net revenue                   $7,487       $6,524      $6,656      $6,739
 Cost of product sales          5,600        5,043       4,615       5,328
 Net income (loss)             (1,532)      (2,155)     (1,764)     (2,156)
 Basic and diluted income
   (loss) per share            $(0.14)      $(0.20)     $(0.16)     $(0.20)

 ---------------------------------------------------------------------------
 2005                       1st Quarter  2nd Quarter 3rd Quarter 4th Quarter
 ---------------------------------------------------------------------------
 Net revenue                   $8,182       $8,337      $5,633      $5,809
 Cost of product sales          4,872        4,718       4,056       4,935
 Net income (loss)                (80)          87      (1,574)     (3,769)
 Basic and diluted income
   (loss) per share            $(0.01)      $ 0.01      $(0.15)    $ (0.35)


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


 NOTE EIGHTEEN.  EMPLOYEE BENEFIT PLANS

 The Company has a 401(k) Plan to provide eligible employees with a retirement savings plan. All employees are eligible to participate in the plan if they are age 21 years or older. Company matching contributions are made dollar for dollar up to 3% of pay and 50% for contributions greater than 3% of pay but not in excess of 5% of pay. The Company may make discretionary contributions upon direction of the Board of Directors. The Company's contribution expense for the years ended December 31, 2006, 2005 and 2004 was approximately $143,000, $138,000 and $129,000, respectively.


 NOTE NINETEEN.  SUBSEQUENT EVENTS

 On January 25, 2007, the Company and Mannatech entered into a three-year Supply and Trademark License Agreement. Under the non-exclusive agreement, the Company will supply the trademarked ingredient Manapol[R] powder to Mannatech for a period of up to three years with minimum purchase quantities at fixed price levels for the first twenty-four months. Quantities for the final twelve months of the agreement are to be negotiated 90 days prior to the expiration of the twenty-fourth month.

 On February 12, 2007, Sabila Industrial, S.A., a wholly-owned subsidiary of the Company, entered into a revolving credit facility with Banco Nacional de Costa Rica for $2,990,000, which matures in February 2010. Borrowings under the facility bear interest at 6-month LIBOR plus a margin of 3.0%, with a minimum rate of 6%; are secured by land and buildings owned by Sabila, and are guaranteed by a principal executive officer of the Company.

 The loan agreement contains customary representations, warranties and covenants. Under the terms of the agreement, Sabila may borrow amounts at its discretion, with each advance under the credit facility considered a separate loan with a six-month maturity date. Borrowings under the facility must be reduced to zero for a minimum of two consecutive weeks in each 52 week period during the term of the facility.

 On  February 13,  2007,  Sabila  borrowed  $1,500,000  under  the  facility.
 Borrowings under the facility will be used for the general corporate purposes of Sabila and its affiliates, but loans under the facility are non-recourse to the Company.

 Financial Statement Schedule
 Valuation and Qualifying Accounts
 (In thousands)

  Description                         Additions
                                   ----------------
                         Balance   Charged  Charged
                           at         to      to                   Balance
                        Beginning  Cost and  Other                 at End
                        of Period  Expenses Accounts  Deductions  of Period
 ---------------------------------------------------------------------------
 2006
 ---------------------------------------------------------------------------
 Bad debt reserve         $  329    $  179   $   -     $  202      $   306
 Inventory reserve           791       473       -        361          903
 Reserve Aloe & Herbs
   non-current notes and
   investments included
   in other assets             2         7       -          9            -
 Reserve for returns          35         -       -          -           35
 ---------------------------------------------------------------------------
 2005
 ---------------------------------------------------------------------------
 Bad debt reserve         $  162    $  243   $   -     $   76      $   329
 Inventory reserve           819       318       -        346          791
 Reserve Aloe & Herbs
   non-current notes
   and investments included
   in other assets           135         -       -       133             2
 Reserve for returns          35         -       -         -            35
 ---------------------------------------------------------------------------
 2004
 ---------------------------------------------------------------------------
 Bad debt reserve         $  181    $   48   $   -     $   67      $   162
 Inventory reserve           735       205       -        121          819
 Reserve Aloe & Herbs
   non-current notes
   and investments included
   in other assets           227         -       -         92          135
 Reserve for returns          35         -       -          -           35

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


 Shareholders and Board of Directors
   Carrington Laboratories, Inc.


 We have audited the accompanying consolidated balance sheet of Carrington Laboratories, Inc. and subsidiaries as of December 31, 2006, and the related consolidated statements of operations, shareholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

 We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

 In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Carrington Laboratories, Inc. and subsidiaries as of December 31, 2006, and the consolidated results of their operations and their consolidated cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

 The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note One to the consolidated financial statements, the Company has reported significant losses from operations and requires additional financing to fund future operations. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note One. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

 /s/ WEAVER AND TIDWELL, L.L.P.

 Dallas, Texas
 April 2, 2007

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


 Shareholders and Board of Directors
   Carrington Laboratories, Inc.


 We have audited the accompanying consolidated balance sheet of Carrington Laboratories, Inc. and subsidiaries as of December 31, 2005, and the related consolidated statements of operations, shareholders' equity and cash flows for the periods ended December 31, 2005 and 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

 We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financia l statement presentation. We believe that our audits provide a reasonable basis for our opinion.

 In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Carrington Laboratories, Inc. and subsidiaries as of December 31, 2005, and the consolidated results of their operations and their consolidated cash flows for the periods ended December 31, 2005 and 2004, in conformity with accounting principles generally accepted in the United States of America.

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


 /s/ Grant Thornton LLP

 Dallas, Texas
 March 1, 2006

                                  SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            Carrington Laboratories, Inc.


 Date:  April 2, 2007               By: /s/ Carlton E. Turner, Ph.D., D.Sc.
                                    ----------------------------------------
                                    Carlton E. Turner, President,
                                    Chief Executive Officer and Director

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


 /s/ Carlton E. Turner         President, Chief Executive       April 2, 2007
 -------------------------         Officer and Director
 Carlton E. Turner, Ph.D.      (principal executive officer)
 D.Sc.


 /s/ Robert W. Schnitzius      Vice President and Chief         April 2, 2007
 -------------------------        Financial Officer
 Robert W. Schnitzius          (principal financial and
                                 accounting officer)


 /s/ Ronald R. Blanck                 Director                  April 2, 2007
 -------------------------
 Ronald R. Blanck, D.O.


 /s/ R. Dale Bowerman                 Director                  April 2, 2007
 -------------------------
 R. Dale Bowerman


 /s/ George DeMott                    Director                  April 2, 2007
 -------------------------
 George DeMott


 /s/ Thomas J. Marquez                Director                  April 2, 2007
 -------------------------
 Thomas J. Marquez


 /s/ Edwin Meese, III                 Director                  April 2, 2007
 -------------------------
 Edwin Meese, III


 /s/ Selvi Vescovi                    Director                  April 2, 2007
 Selvi Vescovi

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

   4.1 *     Form of certificate for Common Stock of
             Carrington Laboratories, Inc

   4.2 Rights Agreement dated as of September 19, 1991 between Carrington Laboratories, Inc. and Ameritrust Company National Association (incorporated by reference to Exhibit 4.2 to Carrington's 1999 Annual Report on Form 10-K).

   4.3 Amended and Restated Rights Agreement dated October 15, 2001, between Carrington Laboratories, Inc. and American Stock Transfer
             & Trust Company, as successor Rights Agent
             (incorporated by reference to Exhibit 4.1 to the Company's Form 8-A/A Post-Effective Amendment No.
             2).

   4.4 Amendment No. 1 to the Amended and Restated Rights Agreement, dated effective as of December 17, 2003, between Carrington Laboratories, Inc. and American Stock Transfer & Trust Company, as Rights Agent (incorporated by reference to Exhibit 4.2 to the Company's Form 8-A/A Post-Effective Amendment No. 3).

   4.5 Form of 6% Subordinated Promissory Note due November 18, 2009 dated November 18, 2005 between Carrington and several investors (incorporated by reference to Exhibit 4.1 to Carrington's Form 8-K as filed with the SEC on November 22, 2005).

   4.6 Form of Series A Common Stock Purchase Warrant dated November 18, 2005 between Carrington
             Laboratories, Inc. and several investors
             (incorporated by reference to Exhibit 4.2 to Carrington's Form 8-K as filed with the SEC on November 22, 2005).

   4.7 Form of Series B Common Stock Purchase Warrant dated November 18, 2005 between Carrington
             Laboratories, Inc. and several investors
             (incorporated by reference to Exhibit 4.3 to Carrington's Form 8-K as filed with the SEC on November 22, 2005).

   4.8 6% Subordinated Promissory Note due December 20, 2009 dated December 20, 2005 between Carrington and Swiss American Products, Inc. (incorporated by reference to Exhibit 4.1 to Carrington's Form 8-K as filed with the SEC on December 22, 2005).

   4.9 Form of Series C Common Stock Purchase Warrant dated November 22, 2005 between Carrington and Swiss American Products, Inc. (incorporated by reference to Exhibit 4.2 to Carrington's Form 8-K as filed with the SEC on December 22, 2005).

  10.1 +     Employee Stock Purchase Plan of Carrington
             Laboratories, Inc., as amended through June 15,
             1995 (incorporated by reference to Exhibit 10.9 to Carrington's 1999 Annual Report on Form 10-K).

  10.2 Non-exclusive Sales and Distribution Agreement dated August 22, 1995 between Innovative Technologies Limited and Carrington Laboratories, Inc. (incorporated herein by reference to Exhibit
             10.6 to Carrington's Third Quarter 1995 Report on
             Form 10-Q).

  10.3 Supplemental Agreement dated October 16, 1995 to Non-exclusive Sales and Distribution Agreement between Innovative Technologies Limited and Carrington Laboratories, Inc.(incorporated herein by reference to Exhibit 10.7 to Carrington's Third Quarter 1995 Report on Form 10-Q).

  10.4 # Distributor and License Agreement dated November 3, 2000 between Carrington Laboratories, Inc. and Medline Industries, Inc. (incorporated by reference to Exhibit 10.1 to Carrington's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).

  10.5 # Supply Agreement dated November 3, 2000 between Carrington Laboratories, Inc. and Medline Industries, Inc. (incorporated by reference to Exhibit 10.2 to Carrington's Quarterly Report on Form 10-Q for the quarter ended September 30,

  10.6 Lease Agreement dated January 22, 2001 between Plazamerica, Inc and Carrington Laboratories, Inc. (incorporated by reference to Exhibit 10.84 to Carrington's 2000 Annual Report on Form 10-K).

  10.7 +     Employee Stock Purchase Plan of Carrington
             Laboratories, Inc., as amended through May 17,
             2001 (incorporated by reference to Exhibit 10.1 to Carrington's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).

  10.8 + 1995 Stock Option Plan of Carrington Laboratories, Inc., as Amended and Restated Effective January 15, 1998 and further amended through May 17, 2001 (incorporated by reference to Exhibit 10.2 to Carrington's Quarterly Report on Form 10-Q for the quarter ended June 30,
             2001).

  10.9 Credit Agreement dated as of September 1, 2002, between Carrington Laboratories, Inc. and
             Comerica Bank.

  10.10      Advance Formula Agreement dated as of September
             1, 2002, between Carrington Laboratories, Inc., and Comerica Bank, Caraloe, Inc., and DelSite
             Biotechnologies, Inc.

  10.11 Amendment to Distributor and License Agreement and Supply Agreement between Carrington Laboratories, Inc., and Medline Industries, Inc. (incorporated by reference to Exhibit 10.1, filed on Carrington's Form 8-K on April 22, 2004).

  10.12      2004 Stock Option Plan of Carrington
             Laboratories, Inc., (incorporated by reference to Exhibit 4.1 to Carrington's Form S-8 Registration
             Statement (No. 333-118303) filed with the SEC on August 17, 2004).

  10.13      Employee Stock Purchase Plan as amended through
             May 20, 2004 of Carrington Laboratories Inc.
             (incorporated by reference to Exhibit 4.1 to Carrington's Form S-8 Registration Statement (No.
             333-118304) filed with the SEC on August 17, 2005).

  10.14 Certificate of Pledge between Sabila Industrial, S.A., a Costa Rica Corporation and wholly-owned subsidiary of Carrington Laboratories, Inc., and Banco Credito Agricola de Cartago dated August 6, 2004 (incorporated by reference to Exhibit 10.1 to Carrington's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).

  10.15 Amendment dated October 15, 2004 and effective as of July 1, 2004, to Credit agreement and Advanced Formula Agreement dated September 1, 2002, between Carrington Laboratories, Inc., and Comerica Bank, Caraloe, Inc., and DelSite Biotechnologies, Inc. (incorporated by reference to Exhibit 10.1, filed on Carrington's Form 8-K on October 21, 2004).

  10.16 Manufacturing Agreement between Sabila Industrial, S.A., a Costa Rica Corporation and wholly-owned subsidiary of Carrington Laboratories, Inc., and Miradent Products of Costa Rica, S.A., dated January 21, 2005 (incorporated by reference to Exhibit 10.34 to Carrington's Form 10-K as filed with the SEC on March 28, 2005).

  10.17 One-year extension of the Strategic Collaboration Agreement between Carrington Laboratories, Inc., and Southern Research Institute, dated January 25, 2005 (incorporated by reference to Exhibit
             10.1 to Carrington's Form 8-K as filed with the SEC on February 22, 2005).

  10.18# Supply Agreement dated June 1, 2005 between MedTrade Products, Ltd., and Carrington Laboratories, Inc., (incorporated by reference to Exhibit 10.1 filed on Carrington's quarterly report on Form 10-Q for the quarter ended June 30, 2005).

  10.19      Purchase and Sale Agreement dated October 20,
             2005, between Carrington and Rainier Capital
             Management, L.P. (incorporated by reference to Exhibit 99.3 to Carrington's Form 8-K as filed with the SEC on December 29, 2005).

  10.20 Promissory Note and Warrant Purchase Agreement dated November 18, 2005 between Carrington
             Laboratories, Inc. and several investors
             (incorporated by reference to Exhibit 10.1 to Carrington's Form 8-K as filed with the SEC on November 22, 2005).

  10.21 Placement Agent Agreement dated October 7, 2005, between Carrington and Stonewall Securities, Inc. (incorporated by reference to Exhibit 10.2 to Carrington's Form 8-K as filed with the SEC on November 22, 2005).

  10.22 Amendment to Placement Agent Agreement effective October 7, 2005, between Carrington and Stonewall Securities, Inc. (incorporated by reference to Exhibit 10.3 to Carrington's Form 8-K as filed with the SEC on November 22, 2005).

  10.23 Settlement Agreement and Mutual Release of All Claims dated as of December 20, 2005, by and among Swiss American Products, Inc., G. Scott Vogel and Carrington (incorporated by reference to Exhibit 10.1 as filed with SEC on Carrington's Form 8-K on December 22, 2005).

  10.24      Master Lease Agreement among the Busby Family
             Trust and the Juice Trust (Landlords) and
             Carrington (Tenant) (incorporated by reference to Exhibit 99.2 to Carrington's Form 8-K as filed with the SEC on December 29, 2005).

  10.25 First Amendment to Purchase and Sale Agreement dated November 21, 2005 between Carrington and Ranier Capital Management, L.P. (incorporated by reference to Exhibit 99.4 to Carrington's Form 8-K as filed with the SEC on December 29, 2005).

  10.26 + Employee Stock Purchase Plan of Carrington Laboratories, Inc., Amendment No. 2 dated December 29, 2005 and effective as of January 1, 2006 (incorporated by reference to Exhibit 10.35 to Carrington's Form 10-K as filed with the SEC on March 31, 2006).

  10.27 # Trademark License and Supply Agreement dated January 25, 2007, between Carrington Laboratories, Inc., and Mannatech, Incorporated (incorporated by reference to Exhibit 99.1 to Carrington's Form 8-K as filed with the SEC on January 31, 2007).

  10.28 On February 12, 2007, Sabila Industrial, S.A., a wholly-owned subsidiary of Carrington
             Laboratories, Inc., entered into a revolving credit facility with Banco Nacional de Costa
             Rica.

  16.1 Letter of Grant Thornton LLP dated March 30, 2006, addressed to the Securities and Exchange Commission (incorporated by reference to Exhibit
             16.1 to Carrington's Form 8-K as filed with the SEC on March 30, 2006).

  21.1 *     Subsidiaries of Carrington.

  23.1 *     Consent of Weaver and Tidwell L.L.P.

  23.2 *     Consent of Grant Thornton LLP

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