Form 10-Q
period 2007-03-31
CARRINGTON LABORATORIES INC /TX/
filed 2007-05-15
CIK 718007

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)
( x )	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Not Applicable

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
Yes	X	No	___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one)
Large accelerated filer   Accelerated filer   Non-accelerated filer X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ___ No  X

The number of shares of the registrant's common stock outstanding as of May 4, 2007, was 10,901,200.

INDEX

Page

Part I.     FINANCIAL INFORMATION
Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets
	at March 31, 2007 (unaudited) and
	December 31, 2006	3

	Condensed Consolidated Statements of
	Operations for the three months ended
	March 31, 2007 and 2006(unaudited)	4

	Condensed Consolidated Statements
	of Cash Flows for the three months
	ended March 31, 2007 and 2006(unaudited)	5

	Notes to Condensed Consolidated Financial
	Statements (unaudited)	6

Item 2.	Management's Discussion and Analysis of
	Financial Condition and Results of
	Operations	16

Item 3.	Quantitative and Qualitative Disclosures
	About Market Risk	24

Item 4.	Controls and Procedures	25

Part II.	OTHER INFORMATION

Item 1.	Legal Proceedings	25

Item 1A.	Risk Factors	25

Item 2.	Unregistered Sales of Equity Securities
	and Use of Proceeds	27

Item 6.	Exhibits	28

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

Carrington Laboratories, Inc.
Condensed Consolidated Balance Sheets
(Amounts in thousands)

	March 31, 2007	December 31, 2006
	(unaudited)
ASSETS:
Current Assets:
Cash and cash equivalents	$1,264	$878
Accounts receivable, net	2,005	2,659
Inventories, net	3,315	3,405
Prepaid expenses	377	155

Total current assets	6,961	7,097

Property, plant and equipment, net	5,890	6,093
Customer relationships, net	151	199
Other assets, net	605	609

Total assets	$13,607	$13,998

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current Liabilities:
Line of credit	$3,660	$1,811
Accounts payable	1,683	1,324
Accrued liabilities	1,846	1,820
Current portion of long-term debt and
capital lease obligations	202	203
Deferred revenue	801	903

Total current liabilities	8,192	6,061

Long-term debt and capital lease
obligations, net of debt discount	3,820	3,745

Commitments and contingencies

Shareholders' Equity:
Common stock	109	109
Capital in excess of par value	57,508	57,475
Accumulated deficit	(56,019)	(53,389)
Treasury stock at cost	(3)	(3)

Total shareholders' equity	1,595	4,192

Total liabilities and shareholders' equity	$13,607	$13,998

The accompanying notes are an integral part of these statements.

Carrington Laboratories, Inc.
Condensed Consolidated Statements of Operations (unaudited)
(Dollar amounts and shares in thousands, except per share amounts)
	Three Months Ended March 31,
	2007	2006

Revenues:
Net product sales	$4,432	$7,040
Royalty income	104	104
Grant income	224	343

Total revenues	4,760	7,487

Costs and expenses:
Cost of product sales	3,885	5,600
Selling, general and administrative	1,887	1,850
Research and development	211	203
Research and development-DelSite	1,075	1,156
Other income	(2)	(7)
Interest expense, net	334	217

Loss before income taxes	(2,630)	(1,532)
Benefit for income taxes	-	-

Net loss	$(2,630)	$(1,532)

Basic and diluted loss per share	$(0.24)	$(0.14)

Basic and diluted average shares outstanding	10,900	10,810

The accompanying notes are an integral part of these statements.

Carrington Laboratories, Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)
(Dollar amounts in thousands)
	Three Months Ended March 31,
	2007	2006
Cash flows used in operating activities
Net loss	$(2,630)	$(1,532)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for bad debt	48	15
Provision for inventory obsolescence	32	45
Depreciation and amortization	335	329
Interest expense related to debt discount	130	93
Share-based compensation expense	14	2
Changes in assets and liabilities:
Receivables	606	(498)
Inventories	58	(259)
Prepaid expenses	(222)	(148)
Other assets	3	72
Accounts payable and accrued liabilities	385	438
Deferred revenue	(102)	(166)

Net cash used in operating activities	(1,343)	(1,609)

Investing activities:
Purchases of property, plant and equipment	(83)	(193)

Net cash used in investing activities	(83)	(193)

Financing activities:
Borrowings against line of credit	2,500	-
Principal payments on debt and capital lease obligations	(707)	(45)
Issuances of common stock	19	39

Net cash provided by (used in) financing activities	1,812	(6)

Net increase (decrease) in cash and cash equivalents	386	(1,808)
Cash and cash equivalents, beginning of period	878	6,262

Cash and cash equivalents, end of period	$ 1,264	$ 4,454

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$ 195	$ 124
Cash paid during the period for income taxes	$ -	$ -

The accompanying notes are an integral part of these statements.

Notes to Condensed Consolidated Financial Statements (unaudited)

(1)     Condensed Consolidated Financial Statements:

The condensed consolidated balance sheet as of March 31, 2007, the condensed consolidated statements of operations for the three-month periods ended March 31, 2007 and 2006 and the condensed consolidated statements of cash flows for the three-month periods ended March 31, 2007 and 2006 of Carrington Laboratories, Inc., (the "Company") have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments (which include all normal recurring adjustments) necessary to present fairly the consolidated financial position, results of operations and cash flows for all periods presented have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2006.

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

Funding of the Company's working capital requirements has resulted principally from operating cash flows, bank financing, advances on royalty payments under certain of its existing contracts and debt and equity financing. In November 2005, the Company closed a $5.0 million private placement of term notes due in December 2009 and warrants with 16 investors. In February 2007, Sabila Industrial, S.A., a wholly-owned subsidiary of the Company, entered into a revolving credit facility with Banco Nacional de Costa Rica for $2,990,000, which matures in February 2010, and borrowed $1.5 million under the facility. On April 25, 2007, the Company entered into a securities purchase agreement and agreed to pay cash transaction fees and issue seven-year warrants to a placement agent in connection with the private placement of senior secured convertible debentures and warrants to purchase the Company's Common Stock. The first tranche of this transaction in the amount of $4,378,741 funded on April 27, 2007. The second tranche of $3,621,259, which is contingent upon the Company obtaining shareholder approval of the transaction and other customary closing conditions, is currently scheduled to close within three business days of the date shareholder approval is obtained. These transactions are described throughout the footnotes.

The Company has $990,000 available under its Banco Nacional credit facility. The Company believes that the expected cash flows from operations and licensing agreements, expected revenues from government grant programs and the financing transactions above will provide the funds necessary to service its existing indebtedness and finance its operations through the first quarter of 2008.

There are currently no commitments in place for any additional debt or equity transactions, nor can assurances be given that such financing will be available. While the Company is confident that it will raise the capital necessary to fund operations and achieve successful commercialization of the products under development, there can be no assurances in that regard. The financial statements do not include any adjustments that may arise as a result of this uncertainty.

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

The Company adopted SFAS 123(R) using the modified prospective transition method, which requires that application of the accounting standard as of January 1, 2006, the first day of the Company's fiscal year 2006. The consolidated financial statements as of and for the three months ended March 31, 2007, reflect the impact of SFAS 123(R). Stock-based compensation expense recognized under SFAS 123(R) for the three months ended March 31, 2007, was $14,000. There was $2,000 of stock-based compensation expense related to employee stock options recognized during the three months ended March 31, 2006.

There were no stock options granted during the three months ended March 31, 2007.

The weighted average estimated grant date fair value, as defined by SFAS 123(R), for options granted under the Company's stock option plan during the three months ended March 31, 2006, was $2.63 per share.

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

Stock-based compensation expense recognized during a period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during that period. Stock-based compensation expense recognized in the statement of operations for the three months ended March 31, 2007, included compensation expense for share-based payment awards granted on January 5, 2006 and May 18, 2006. The Company uses the straight-line method of attributing the value of stock-based compensation to expense. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. For the options granted on January 5, 2006, forfeitures were estimated at zero and for the options granted on May 18, 2006, forfeitures were estimated at 6%. Additionally, for both options granted in 2006 the vesting period is 2 years, the contractual life of the option is 10 years and the source of the shares to be issued upon exercise will be from new shares.

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
March 31,	Risk-free Interest Rate	Expected Life	Expected Volatility	Expected Dividends

2007	5.10%	5 years	62%	-

As of March 31, 2007, $63,456 of unrecognized compensation costs related to non-vested awards is expected to be recognized over the course of the following 14 months.

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

The following data shows the amounts used in computing EPS and their effect on the weighted-average number of common shares and dilutive common share equivalents for the three months ended March 31, 2007 and 2006. At March 31, 2007, 1,696,060 common stock options and 5,400,000 warrants were excluded from the diluted EPS calculation, as their effect was antidilutive. At March 31, 2006, 1,809,781 common stock options and 5,400,000 warrants were excluded from the diluted EPS calculation, as their effect was antidilutive. The amounts are rounded to the nearest thousand, except per share amounts.

	For the three months ended March 31,			For the three months ended March 31,
	2007			2006
	Loss	Shares	Per share	Income	Shares	Per share
	(Numerator)	(Denominator)	amount	(Numerator)	(Denominator)	amount
Basic EPS: Net loss available to common shareholders	$ (2,630)	10,900	$ (0.24)	$ (1,532)	10,810	$ (0.14)

Effect of dilutive securities: Stock options and warrants	0	0	0.00	0	0	0.00
Diluted EPS: Net loss available to common shareholders plus assumed conversions	$ (2,630)	10,900	$ (0.24)	$ (1,532)	10,810	$ (0.14)
	=====	=====	====	=====	=====	====

(5)     Customer/Credit Concentration:

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of trade accounts receivable. The Company's customers are not concentrated in any specific geographic region but are concentrated in the health and personal care industry. Significant sales, defined as amounts in excess of ten percent (10%) of revenue, were made to two customers. Sales to Mannatech, Inc. ("Mannatech"), a customer in the Consumer Services Division, accounted for 20% and 4% of the Company's total revenue during the quarter ended March 31, 2007 and 2006, respectively. Sales to Medline Industries, Inc. ("Medline"), a customer in the Medical Services Division, accounted for 39% and 25% of the Company's total revenue during the quarter ended March 31, 2007 and 2006, respectively.

Customers with significant accounts receivable balances as of March 31, 2007, defined as amounts in excess of ten percent (10%) of gross receivables included Medline, ($961,000) and Mannatech, ($315,000). Of these amounts, $451,000 has been collected as of April 24, 2007.

(6)     Inventories:

The following summarizes the components of inventory (in thousands):
	March 31, 2007	December 31, 2006

Raw materials and supplies	$2,402	$2,478
Work-in-process	479	319
Finished goods	1,215	1,511
Less obsolescence reserve	(781)	(903)

Total	$3,315	$3,405

(7)     Debt:

The Company has a credit facility with Comerica Bank Texas ("Comerica") that provides for borrowings of up to $3 million based on the level of qualified accounts receivable and inventory. The credit facility is collateralized by accounts receivable and inventory. Borrowings under the credit facility bear interest at the bank's prime rate plus 0.5% (8.75% at March 31, 2007). As of March 31, 2007, there was $1,660,000 outstanding on the credit line with $990,000 of credit available for operations, net of outstanding letters of credit of $350,000. The credit facility has no expiration date and is payable on demand.

The Company's credit facility with Comerica requires the Company to maintain certain financial ratios. The covenants and the Company's position at March 31, 2007, are as follows:
Covenant	Covenant Requirement	Company's Position
Total Net Worth	$12,200,000	$1,407,673
Current Ratio	1.60	0.89
Liquidity Ratio	1.75	1.97

On March 31, 2007, and at each measuring point since July 31, 2005, the Company was not in compliance with one or more of its financial-ratio covenants under the Comerica credit facility. Although the Company was not in compliance with two of its financial-ratio covenants under the Comerica line of credit for the period ended December 31, 2006, Comerica has waived the events of non-compliance through May 31, 2007 and the Company's indebtedness under the facilities was extinguished from the proceeds of the sale of senior secured convertible debentures, as discussed in "Subsequent Events" below and in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

In November 2005, the Company sold $5,000,000 aggregate principal amount of 6.0% subordinated notes. The notes mature, subject to certain mandatory prepayments discussed below, on November 18, 2009. Interest on the notes is payable quarterly in arrears. The notes require mandatory prepayment of all principal and interest in the event that the holder of such note exercises its Series A Warrant, which was also issued as part of the transaction, in full. The notes are subordinate to the Company's indebtedness to Comerica Bank and certain other indebtedness. As of March 31, 2007, there was $5,000,000 outstanding on the notes with an associated debt discount of $2,123,509 for a net balance of $2,876,491.

In December 2005, the Company entered into a settlement agreement with Swiss-American Products, Inc. ("Swiss-American") and G. Scott Vogel to resolve all claims related to a lawsuit filed by Swiss-American in June 2001. The settlement agreement provided for, among other things, the issuance of a promissory note in favor of Swiss-American with an original principal balance of $400,000. The note bears interest at the rate of 6.0% per annum, payable quarterly in arrears, and all outstanding principal is due and payable in full, subject to certain mandatory prepayments discussed below, on December 20, 2009. The note requires mandatory prepayment of all principal and interest in the event that the holder of such note exercises its Series C Warrant, which was also issued as part of the settlement agreement, in full. The note is subordinate to the Company's indebtedness to Comerica Bank and certain other indebtedness. As of March 31, 2007, there was $400,000 outstanding on the note.

On February 12, 2007, Sabila Industrial, S.A., a wholly-owned subsidiary of the Company, entered into a revolving credit facility with Banco Nacional de Costa Rica for $2,990,000, which matures on February 12, 2010. Borrowings under the facility bear interest at 6-month LIBOR plus 3.0%, with a minimum rate of 6%; are secured by land and buildings owned by Sabila, and are guaranteed by a principal executive officer of the Company.

The loan agreement contains customary representations, warranties and covenants. Under the terms of the agreement, Sabila may borrow amounts at its discretion, with each advance under the credit facility considered a separate loan with a six-month maturity date. Borrowings under the facility must be reduced to zero for a minimum of two consecutive weeks in each 52-week period during the term of the facility. Borrowings under the facility will be used for the general corporate purposes of Sabila and its affiliates, but loans under the facility are non-recourse to the Company.

As of March 31, 2007, there was $2,000,000 outstanding on the credit facility with $990,000 of credit available for operations.

In September 2004, the Company received a loan of $350,000 from Bancredito, a Costa Rica bank, with interest and principal to be repaid in monthly installments over eight years. The interest rate on the loan is the U.S. Prime Rate plus 2.5% (10.75% at March 31, 2007). As of March 31, 2007, there was $281,536 outstanding on the loan.

In March 2003, the Company received a loan of $500,000 from Bancredito, a Costa Rica bank, with interest and principal to be repaid in monthly installments over eight years. The interest rate on the loan is the U.S. Prime Rate plus 2.0% (10.25% at March 31, 2007). As of March 31, 2007, there was $309,901 outstanding on the loan. Both of the loans through Bancredito are secured by land and equipment in Costa Rica (with a carrying value of approximately $650,000).

(8)     Income Taxes:

The tax effects of temporary differences including net operating loss carryforwards have given rise to net deferred tax assets. At March 31, 2007 and December 31, 2006, the Company provided a valuation allowance against the entire balance of the net deferred tax assets due to the uncertainty as to the realization of the asset. At December 31, 2006, the Company had net operating loss carryforwards of approximately $40.7 million for federal income tax purposes, which begin to expire in 2009, and research and development tax credit carryforwards of approximately $174,000, all of which are available to offset federal income taxes due in current and future periods. For the three-month periods ended March 31, 2007 and 2006, the Company recognized no benefit for income taxes.

For the three-month period ended March 31, 2007, and March 31, 2006, respectively, the Company incurred no foreign income tax expense.

(9)     Contingencies:

From time to time in the normal course of business, the Company is a party to various matters involving claims or possible litigation. Management believes the ultimate resolution of these matters will not have a material adverse effect on the Company's financial position or results of operations.

(10)     Commitments:

In December 2002, the Company purchased certain assets of the Custom Division of Creative Beauty Innovations, Inc. ("CBI"). As part of the purchase price for the acquired assets, for the five-year period ending in December 2007, the Company agreed to pay CBI an amount equal to 9.0909% of the Company's net sales up to $6,600,000 per year and 8.5% of the Company's net sales over $6,600,000 per year of CBI products to CBI's transferred customers. The Company recorded royalty expense of $50,947 related to the sale of CBI products to CBI's transferred customers in the quarter ended March 31, 2007.

(11)     Reportable Segments:

The Company operates in three reportable segments: 1) Medical Services Division, which sells a comprehensive line of wound and skin care medical products through distributors and provides manufacturing services to customers in medical products markets; 2) Consumer Services Division, which provides bulk raw materials, finished products and manufacturing services to customers in the cosmetic and nutraceutical markets and 3) DelSite Biotechnologies, Inc. ("DelSite"), a research and development subsidiary responsible for the development of the Company's proprietary GelSite® technology for controlled release and delivery of bioactive pharmaceutical ingredients.

The Company evaluates performance and allocates resources based on profit or loss from operations before income taxes.

Assets which are used in more than one segment are reported in the segment where the predominant use occurs. Total cash for the Company is included in the Corporate assets figure.

Reportable Segments (in thousands)
	Medical Services	Consumer Services	DelSite	Corporate	Total

Quarter ended March 31, 2007
Revenues from external customers	$2,160	$2,376	$ 224	$ -	$ 4,760
Income (loss) before income taxes	(1,444)	(335)	(851)	-	(2,630)
Identifiable assets	4,644	5,337	1,405	2,221	13,607
Capital expenditures	9	29	45	-	83
Depreciation and amortization	10	200	125	-	335

Quarter ended March 31, 2006
Revenues from external customers	$2,215	$4,929	$ 343	$ -	$ 7,487
Income (loss) before income taxes	(818)	99	(813)	-	(1,532)
Identifiable assets	5,249	8,288	1,591	5,690	20,818
Capital expenditures	54	132	7	-	193
Depreciation and amortization	19	194	116	-	329

(12) Subsequent Events:

On April 25, 2007 the Company entered into an $8 million private placement of convertible debentures and common stock warrants with a group of institutional investors (the "Purchasers"). The first tranche of the private placement, in the amount of $4,378,741, funded on April 27, 2007. The second tranche of $3,621,259, which is contingent upon the Company obtaining shareholder approval of the transaction and other customary closing conditions, is currently scheduled to close within three business days of the date shareholder approval is obtained.

At the closing of the first tranche of the private placement (the "First Closing"), the Company issued senior secured convertible debentures in the aggregate principal amount of $4,378,741 (the "First Closing Debentures"), warrants to purchase 1,633,859 shares of Common Stock (the "Series D-1 Warrants") and warrants to purchase 1,351,216 shares of Common Stock (the "Series D-2 Warrants"). At the closing of the second tranche of the private placement (the "Second Closing"), the Company will issue senior secured convertible debentures in the aggregate principal amount of $3,621,259 (the "Second Closing Debentures").

The First Closing Debentures are convertible into shares of the Company's common stock at a conversion price of $2.01. The Second Closing Debentures will have a conversion price equal to the lesser of the conversion price for the First Closing Debentures and the volume-weighted average trading price for the Company's Common Stock for the five trading days immediately preceding the Second Closing (subject to a floor of $1.125). The conversion price for the Debentures is subject to adjustment for stock splits, stock dividends, combinations, distributions of assets or evidence of indebtedness, mergers, consolidations, sales of all or substantially all assets, tender offers, exchange offers, reclassifications or compulsory share exchanges. In addition, subject to certain exceptions, the conversion price for the Debentures is subject to anti-dilution adjustments from time to time if the Company issues its common stock or convertible securities at below the then current conversion price for the Debentures or the then current market price of its Common Stock.

The Debentures bear interest at the rate of ten percent per annum.  Interest is payable quarterly beginning on June 30, 2007. The original principal amount of the Debentures is to be repaid in 30 equal monthly installments beginning on October 26, 2007 and ending on April 26, 2010, at which time any remaining amounts under the Debentures will be due. Payments of principal and interest may be made in cash or, at the option of the Company if certain equity conditions are satisfied, in shares of Common Stock.  If principal or interest is paid in shares of common stock, the price per share will be at a 20% discount to the volume-weighted average trading price for the 20 trading days preceding the payment date and the Company will be required to make such stock payment 21 days prior to the date such principal or interest is due.

The Company may, under certain circumstances, redeem the Debentures for cash equal to 115% of the aggregate outstanding principal amount plus any accrued and unpaid interest. If the Company elects to redeem the Debentures, upon such redemption certain warrants issued to the investors (the "Series E Warrants") will become exercisable for the number of shares of the Company's Common Stock into which the Debentures are convertible at the time of such redemption.

The Debentures are convertible at the option of the holders into shares of the Company's common stock at any time at the conversion price.  If at any time following the one year anniversary of the effective date of the Registration Statement, the volume-weighted average trading price per share of common stock for any 20 consecutive trading days exceeds 200% of the conversion price, then, if certain equity conditions are satisfied, the Company may require the holders of the Debentures to convert all or any part of the outstanding principal into shares of common stock at the conversion price.  The Debentures contain certain limitations on optional and mandatory conversion, including that, absent shareholder approval of the transaction, the Company may not issue shares of common stock under the Debentures in excess of 19.99% of the Company's outstanding shares on the First Closing.

The Debentures contain certain covenants and restrictions, including, among others, the following (for so long as any Debentures remain outstanding):

  the Company must maintain a trailing 12-month revenue of at least $23.5 million for each fiscal quarter during 2007 and a trailing 12-month revenue of at least $25 million for each fiscal quarter thereafter and the Company shall have a secured debt coverage ratio with respect to the Debentures of no less than 1;

  if a change of control of the Company occurs, the holders may elect to require the Company to purchase the Debentures for the greater of (i) the Black Scholes value of the unconverted portion of the Debentures on the date of such election and (ii) 120% of the outstanding principal amount plus any accrued and unpaid interest; and

  the Company and its subsidiaries may not issue any common stock or common stock equivalents with an effective price or number of underlying shares that floats or resets or otherwise varies or is subject to adjustment based on market price of the Common Stock.

The Series D-1 Warrants entitle the holders thereof to purchase up to an aggregate of 1,633,859 shares of the Company's Common Stock at a price of $2.01 per share. The exercise price for the Series D-2 Warrants is initially $2.01 per share, but is subject to adjustment to the extent that the volume-weighted average trading price for the Company's Common Stock for the five trading days immediately preceding the Second Closing is less than the then current exercise price of the Series D-2 Warrants (subject to a floor of $1.125). The Series D Warrants are exercisable for a period beginning six months from the date of the First Closing and ending on the seventh anniversary of the date of such warrants.  The exercise price and the number of shares underlying these warrants are subject to adjustment for stock splits, stock dividends, combinations, distributions of assets or evidence of indebtedness, mergers, consolidations, sales of all or substantially all assets, tender offers, exchange offers, reclassifications or compulsory share exchanges. In addition, subject to certain exceptions, the exercise price and number of shares underlying the Series D Warrants are subject to anti-dilution adjustments from time to time if the Company issues its common stock or convertible securities at below the then current exercise price for the Series D Warrants or the then current market price of the Company's Common Stock.

If a change of control of the Company occurs, the holders may elect to require the Company to purchase the Series D Warrants for a purchase price equal to the Black-Scholes value of the remaining unexercised portion of the Series D Warrant. The Series D-2 Warrants will automatically expire if the Second Closing does not occur by September 30, 2007 unless such closing does not occur as a result of a failure by the Company to obtain shareholder approval of the transaction or a breach by the Company of a material term of the transaction documents.

The Series E Warrants will initially not be exercisable for any shares. In the event that the Company redeems the Debentures, the Series E Warrant will become exercisable at such time into the number of shares for which the Debentures being redeemed are convertible at such time. The exercise price for the Series E-1 Warrants is $2.01 per share. The exercise price for the Series E-2 Warrants will be the lesser of (i) the volume-weighted average trading price for the Company's Common Stock for the five trading days immediately preceding the Second Closing and (ii) the then current exercise price of the Series D Warrants (subject to a floor of $1.125). The exercise price and the number of shares underlying these warrants are subject to adjustment for stock splits, stock dividends, combinations, distributions of assets or evidence of indebtedness, mergers, consolidations, sales of all or substantially all assets, tender offers, exchange offers, reclassifications or compulsory share exchanges. In addition, subject to certain exceptions, the exercise price and number of shares underlying the Series E Warrants are subject to anti-dilution adjustments from time to time if the Company issues its common stock or convertible securities at below the then current exercise price for the Series E Warrants or the then current market price of the Company's Common Stock.

If a change of control of the Company occurs, the holders may elect to require the Company to purchase the Series E Warrants for a purchase price equal to the Black-Scholes value of the remaining unexercised portion of the Series E Warrant.

The net proceeds of the private placement are expected to be approximately $7 million, after deducting placement fees and other offering-related expenses.  In connection with the private placement, the Company and its United States subsidiaries entered into a Security Agreement (the "Security Agreement") and a Pledge Agreement (the "Pledge Agreement"), each dated April 26, 2007, with the Purchasers. In addition, the Company's United States subsidiaries entered into a Guaranty, dated April 26, 2007 (the "Guaranty"), with the Purchasers. Also, on April 24, 2007, the Company entered into Amendment No. 2 to Amended and Restated Rights Agreement, with American Stock Transfer & Trust as rights agent, which amended the terms of the Amended and Restated Rights Agreement to prevent the private placement from triggering the exercisability of rights to purchase shares of the Company's Series D Preferred Stock.

One of the provisions in the private placement requires the Company to retire all of its $1,660,000 outstanding debt to Comerica. This debt was paid in full on April 27, 2007.

The Company issued placement agent warrants in the First Closing that entitle the holders thereof to purchase up to an aggregate of 141,601 shares of the Company's Common Stock at a price of $2.01 per share (the "Placement Agent Warrants"). If the Second Closing occurs, the Company will issue additional Placement Agent Warrants to purchase approximately 117,000 shares of the Company's Common Stock. The exercise price for the Placement Agent Warrants issued in the Second Closing will equal the lesser of the volume-weighted average trading price for the Company's Common Stock for the five trading days immediately preceding the Second Closing (subject to a floor of $1.125) and $2.01. The Placement Agent Warrants are exercisable for a period beginning six months from the date of the First Closing and ending on the seventh anniversary of the date of such warrants.  The exercise price and the number of shares underlying these warrants are subject to adjustment for stock splits, stock dividends, combinations, distributions of assets or evidence of indebtedness, mergers, consolidations, sales of all or substantially all assets, tender offers, exchange offers, reclassifications or compulsory share exchanges. In addition, subject to certain exceptions, the exercise price and number of shares underlying the Placement Agent Warrants are subject to anti-dilution adjustments from time to time if the Company issues its common stock or convertible securities at below the then current exercise price for the Placement Agent Warrants or the then current market price of the Company's Common Stock. If a change of control of the Company occurs, the holders may elect to require the Company to purchase the Placement Agent Warrants for a purchase price equal to the Black-Scholes value of the remaining unexercised portion of the Placement Agent Warrants. The Placement Agent Warrants may be exercised on a cashless basis at the option of the holder.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

BACKGROUND

The Company is a research-based biopharmaceutical, medical device, raw materials and nutraceutical company engaged in the development, manufacturing and marketing of naturally-derived complex carbohydrates and other natural product therapeutics for the treatment of major illnesses, the dressing and management of wounds and nutritional supplements. The Company is comprised of three business segments. The Company generates revenues through the sales of prescription and non-prescription medical products through its Medical Services Division. It also generates revenues through the sales of consumer and bulk raw material nutritional products and sales of specialized product development and manufacturing services to customers in the cosmetic and nutraceutical markets through its Consumer Services Division. In addition, the Company generates revenues from research grant awards and licensing agreements through its DelSite subsidiary that is engaged in the research, development and marketing of the Company's proprietary GelSite® technology for controlled release and delivery of bioactive pharmaceutical ingredients.

Products sold through the Medical Services Division include hydrogels, wound cleansers, hydrocolloids, advanced wound covering products, incontinence-care products and two lines of condition-specific products. Many products sold through this division contain the Company's proprietary, medical-grade raw material, Acemannan Hydrogel™. The Company regularly engages in development projects to create line extensions and other new products for this category. Products sold through the Consumer Services Division include Manapol® and other proprietary and non-proprietary raw materials sold to nutraceutical and cosmetic customers; nutritional products sold under the AloeCeuticals® brand; skin care products sold under the Snow or Sun™ brand and private-labeled products manufactured to customer specifications, including powders, creams, liquids, gels, lotions, drinks, tablets and capsules for various customers.

Prior to 1996, the Company generated most of its revenues from product sales in its Medical Services Division. In 1996, the Company launched its line of raw materials, including Manapol® powder, through its Consumer Services Division. In 2000, the Company entered into a five-year Distributor and License Agreement with Medline granting Medline exclusive rights to distribute the Company's wound care products in the U.S. In 2001, the Company created its specialty manufacturing group to provide services to cosmetic, nutraceutical and medical markets. In December 2002, the Company acquired the assets of the custom division of CBI, which substantially increased revenues for the Consumer Services Division. In 2006 approximately 32% of the Company's revenues were generated through product sales and royalties in its Medical Services Division, 61% through sales of products and services in its Consumer Services Division and 7% through U.S. Federal grant income in its DelSite research and development subsidiary.

For the quarter ended March 31, 2007, significant sales, defined as amounts in excess of ten percent (10%) of revenue, were made to two customers. Sales to Mannatech, a customer in the Consumer Services Division, accounted for 20% and 4% of the Company's total revenue during the quarter ended March 31, 2007 and 2006, respectively. Sales to Medline, a customer in the Medical Services Division, accounted for 39% and 25% of the Company's total revenue during the quarter ended March 31, 2007 and 2006, respectively. Effective April 9, 2004, the Company entered into an amendment to the Medline Distributor and License Agreement which, among other things, extended the term of the Distributor and License Agreement, and the accompanying Supply Agreement, through November 30, 2008. On January 25, 2007, the Company and Mannatech entered into a three-year Supply and Trademark Licensing Agreement. The agreement calls for minimum purchase quantities from Mannatech at fixed price levels. See "Liquidity and Capital Resources."

The Company's wholly-owned subsidiary, DelSite, operates independently from the Company's other research and development program and is responsible for the research, development and marketing of the Company's proprietary GelSite® technology for controlled release and delivery of bioactive pharmaceutical ingredients. The Company's Gelsite® polymer technology is the basis for its GelVac™ Nasal Powder vaccine delivery system, a novel polysaccharide that turns from a powder to a gel upon contact with the nasal fluids, resulting in controlled release and increased nasal residence time of vaccine antigens. Additional revenues to the Company arise from time to time through research grants awarded to DelSite.

In March 2004, the National Institute of Allergy and Infectious Diseases ("NIAID") awarded a Small Business Innovation Research ("SBIR") Biodefense Grant to DelSite of up to $888,000 over two years, based on satisfactory progress of the project. The grant award has funded development of nasal vaccine delivery formulations including the GelVacTM intranasal powder vaccine delivery platform technology. In January 2006, DelSite applied for and received a nine-month extension of time to complete the approved work under this grant. In November 2006, DelSite received the permission to further extend the grant to May 2007. The research covered under the grant has been completed and the extension is mainly for further expanding the development activities. In October 2004, NIAID awarded DelSite a $6 million grant to develop an inactivated influenza nasal powder vaccine against the H5N1 strain commonly known as avian or bird flu. The grant was awarded under a biodefense and SARS product development initiative and is funding a three-year preclinical program utilizing the Company's proprietary GelVacTM nasal powder delivery system. DelSite has completed the first two of the three milestones of this program on schedule. The final milestone is the completion of certain pre-clinical tests and evaluations.

LIQUIDITY AND CAPITAL RESOURCES

The Company's financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business. As reflected in the accompanying consolidated financial statements and as the result of its significant investment in the research and development activities of DelSite, the Company incurred cumulative net losses of $12.9 million and used cash from operations of $6.1 million during the three years ended December 31, 2006. The Company depends on operating cash flows, bank financing, financings through private placement of debt securities, advances on royalty payments under certain of its existing contracts and equity financing to fund its operations, capital projects and research and development projects. The Company also has available to it various leasing arrangements for financing equipment purchases, and it is seeking additional grant awards and other potential collaborative or sponsorship funding for DelSite projects and potential licensing revenues from DelSite projects.

Cash as of March 31, 2007 was $1,264,000 versus $878,000 at December 31, 2006, an increase of $386,000. The increase in cash was due primarily to $1,850,000 in net proceeds drawn from the Company's credit facilities, coupled with $728,000 from net changes in other working capital accounts. These were partially offset by a net operating loss for the quarter of $2.63 million ($2.07 million net of non-cash expenses). The Company also used $83,000 in cash for capital expenditures during the quarter.

On January 25, 2007, the Company and Mannatech entered into a three-year Supply and Trademark Licensing Agreement. The agreement calls for an aggregate minimum quantity purchased from the Company by Mannatech at fixed price levels. The Company anticipates 2007 sales to Mannatech under this agreement to be above the minimum levels required by the agreement, but due to unpredictability of the size and timing of Mannatech's orders, the Company is uncertain as to how much sales to Mannatech will exceed the contractual minimums. Revenues from Mannatech under the agreement for the quarter ended March 31, 2007, was $945,000, a decrease of $1,462,000, as compared to revenues from Mannatech and Natural Alternatives of $2,407,000 for the same quarter in the prior year.

The Company has a credit facility with Comerica Bank Texas ("Comerica") that provides for borrowings of up to $3 million based on the level of qualified accounts receivable and inventory. The credit facility is collateralized by accounts receivable and inventory. Borrowings under the credit facility bear interest at the bank's prime rate plus 0.5% (8.75% on March 31, 2007). As of March 31, 2007, there was $1,660,000 outstanding on the credit line with $990,000 of credit available for operations, net of outstanding letters of credit of $350,000. The credit facility has no expiration date and is payable on demand.

The Company's credit facility with Comerica requires the Company to maintain certain financial ratios. The covenants and the Company's position on March 31, 2007, are as follows:
Covenant	Covenant Requirement	Company's Position
Total Net Worth	$12,200,000	$1,407,673
Current Ratio	1.60	0.89
Liquidity Ratio	1.75	1.97

Although the Company was not in compliance with two of its financial-ratio covenants under the Comerica line of credit for the period ended December 31, 2006, Comerica waived the events of non-compliance through May 31, 2007 and the Company's indebtedness under the facilities was extinguished from the proceeds of the sale of senior secured convertible debentures discussed below.

On April 25, 2007, the Company sold $8.0 million of senior secured convertible debentures to a group of institutional investors. Approximately $1.7 million of the approximate net proceeds of $4.4 million from the first tranche of this transaction were used to repay all of the Company's indebtedness under its Comerica credit facilities. The remaining proceeds will be used to finance operations. The documents governing the securities issued in the private placement contain the following provisions which may make it difficult for the Company to raise additional funds through future debt or equity offerings:

  until the effective date of a registration statement (the "Registration Statement") covering the shares of Common Stock underlying the securities being issued in the private placement (the "Effective Date"), the Company will not issue equity securities or equity equivalent securities, subject to certain exceptions for, among other things, strategic alliances;

  until the one-year anniversary of the Effective Date, the Company will offer to the Purchasers the opportunity to participate in subsequent securities offerings by the Company (up to 50% of such offerings), subject to certain exceptions for, among other things, strategic alliances;

  in the event the Company or any of its subsidiaries issues any securities on more favorable terms than the securities purchased by the Purchasers, the Purchasers shall have right to exchange their securities for such better securities;

  for so long as the Debentures are outstanding, the Company will not incur any indebtedness, liability or obligation other than trade payables in the ordinary course of business, purchase money indebtedness and capital lease obligations, indebtedness under the Company's Costa Rica credit facility, certain indebtedness to secure letters of credit and indebtedness pursuant to the express terms of existing debt obligations; and

  the Company must (i) file the Registration Statement with the SEC on or prior to the earlier to occur of 10 days following the Second Closing and September 30, 2007, (ii) use its best efforts to cause the Registration Statement to be declared effective within 60 days following the Second Closing or an additional 30-60 day period in the event of a review by the Securities and Exchange Commission and (iii) use its best efforts to keep the Registration Statement effective until the earlier of (x) the fifth anniversary of the effective date of the Registration Statement, (y) the date all of the securities covered by the Registration Statement have been publicly sold and (z) the date all of the securities covered by the Registration Statement may be sold without restriction under Rule 144(k) promulgated under the Securities Act of 1933, as amended.  If the Company fails to comply with these or certain other provisions, then the Company shall be required to pay liquidated damages of 1.5% of the aggregate purchase price paid by the Purchasers in the Private Placement for each month the failure continues.

For a more detailed discussion of the sale of the senior secured convertible debentures see "Subsequent Events" in the Notes to Condensed Consolidated Financial Statements.

In November 2005, the Company sold $5,000,000 aggregate principal amount of 6.0% subordinated notes. The notes mature, subject to certain mandatory prepayments discussed below, on November 18, 2009. Interest on the notes is payable quarterly in arrears. The notes require mandatory prepayment of all principal and interest in the event that the holder of such note exercises its Series A Warrant, which was also issued as part of the transaction, in full. The notes are subordinate to the Company's indebtedness to Comerica Bank and certain other indebtedness. As of March 31, 2007, there was $5,000,000 outstanding on the notes with an associated debt discount of $2,123,509 for a net balance of $2,876,491.

In December 2005, the Company entered into a settlement agreement with Swiss-American Products, Inc. ("Swiss-American") and G. Scott Vogel to resolve all claims related to a lawsuit filed by Swiss-American in June 2001. The settlement agreement provided for, among other things, the issuance of a promissory note in favor of Swiss-American with an original principal balance of $400,000. The note bears interest at the rate of 6.0% per annum, payable quarterly in arrears, and all outstanding principal is due and payable in full, subject to certain mandatory prepayments discussed below, on December 20, 2009. The note requires mandatory prepayment of all principal and interest in the event that the holder of such note exercises its Series C Warrant, which was also issued as part of the settlement agreement, in full. The note is subordinate to the Company's indebtedness to Comerica Bank and certain other indebtedness. As of March 31, 2007, there was $400,000 outstanding on the note.

On February 12, 2007, Sabila Industrial, S.A., a wholly-owned subsidiary of the Company, entered into a revolving credit facility with Banco Nacional de Costa Rica for $2,990,000, which matures on February 12, 2010. Borrowings under the facility bear interest at 6-month LIBOR plus 3.0%, with a minimum rate of 6%; are secured by land and buildings owned by Sabila, and are guaranteed by a principal executive officer of the Company.

The loan agreement contains customary representations, warranties and covenants. Under the terms of the agreement, Sabila may borrow amounts at its discretion, with each advance under the credit facility considered a separate loan with a six-month maturity date. Borrowings under the facility must be reduced to zero for a minimum of two consecutive weeks in each 52-week period during the term of the facility. Borrowings under the facility will be used for the general corporate purposes of Sabila and its affiliates, but loans under the facility are non-recourse to the Company.

As of March 31, 2007, there was $2,000,000 outstanding on the credit facility with $990,000 of credit available for operations.

In September 2004, the Company received a loan of $350,000 from Bancredito, a Costa Rica bank, with interest and principal to be repaid in monthly installments over eight years. The interest rate on the loan is the U.S. Prime Rate plus 2.5% (10.75% at March 31, 2007). The loan is secured by certain of the Company's equipment. The proceeds of the loan are being used in the Company's operations. As of March 31, 2007, there was $281,536 outstanding on the loan.

In March 2003, the Company received a loan of $500,000 from Bancredito, a Costa Rica bank, with interest and principal to be repaid in monthly installments over eight years. The interest rate on the loan is the U.S. Prime Rate plus 2.0% (10.25% on March 31, 2007). The loan is secured by a mortgage on an unused, 164-acre parcel of land owned by the Company in Costa Rica plus a lien on specified oral patch production equipment. The proceeds of the loan were used in the Company's operations. As of March 31, 2007, there was $309,901 outstanding on the loan.

Pursuant to the amended Distributor and License Agreement with Medline, the Company received $12,500,000 in base royalties over a five-year period ending November 30, 2005, and will receive an additional $1,250,000 of royalties through November 30, 2008. The Company continues to recognize the additional royalty income under this Agreement, on a straight-line basis. On March 31, 2007, the Company had received $694,000 more in royalties than it had recognized in income, which is recorded as deferred revenue on the balance sheet.

The Company anticipates capital expenditures in 2007 of approximately $200,000. The Company has spent $83,000 in the first three months of 2007 and anticipates spending $117,000 in the remaining nine months of the year. The expenditures will primarily be comprised of production and laboratory equipment and facility modifications.

The Company has limited liquidity and capital resources and must obtain significant additional capital resources in the future in order to sustain its product development efforts and provide for preclinical and clinical testing of its anticipated products, pursuit of regulatory approvals, acquisition of capital equipment, and general operating expenses. Until the Company's operations generate significant revenues from product sales, it must rely on cash reserves, available funds under its credit facilities, proceeds from equity and debt offerings and government grants and funding from collaborative arrangements, if obtainable, to fund its operations.

The Company intends to pursue opportunities to obtain additional financing in the future through equity and debt financings, research and development grants and collaborative research arrangements. The source, timing and availability of any future financing or other arrangement will depend principally upon market conditions and, more specifically, on the Company's ability to replace lost sales volumes in its Consumer Services Division and on progress in its DelSite subsidiary on preclinical and future clinical development programs and pursuit of licensing arrangements. Funding may not be available when needed, at all, or on terms acceptable to the Company. While the Company's cash requirements may vary, it currently expects that its existing capital resources will be sufficient to fund the Company's operations through the first quarter of 2008, assuming the Company obtains the approval of its shareholders for the issuance of the Second Closing Debentures. If the Company's stockholders fail to approve the issuance of the Second Closing Debentures, then the Company expects that its capital resources will be sufficient to fund the Company's operations through October 2007. Default under any of the Company's debt or lease obligations could shorten the length of such time period. Lack of necessary funds may require us to further delay, scale back or eliminate some or all of our research and product development programs and/or our capital expenditures or to license our potential products or technologies to third parties.

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

RESULTS OF OPERATIONS

Quarter ended March 31, 2007, compared to quarter ended March 31, 2006

Revenue

Revenue for the quarter ended March 31, 2007, decreased $2,727,000, or 36.4%, to $4,760,000, as compared to $7,487,000 during the quarter ended March 31, 2006.

Consumer Services revenue for the quarter decreased $2,553,000, or 51.8%, to $2,376,000 versus $4,929,000 for the same quarter last year. This decrease in revenue was partially due to a $1,361,000 decrease in bulk raw material sales. On January 25, 2007, the Company and Mannatech entered into a three-year Supply and Trademark Licensing Agreement. The agreement calls for an aggregate minimum quantity purchased from the Company by Mannatech at fixed price levels. The Company anticipates 2007 sales to Mannatech under this agreement to be above the minimum levels required by the agreement, but due to unpredictability of the size and timing of Mannatech's orders, the Company is uncertain as to how much sales to Mannatech will exceed the contractual minimums. Revenues from Mannatech under the agreement for the quarter ended March 31, 2007, was $945,000, a decrease of $1,462,000, as compared to revenues from Mannatech and Natural Alternatives of $2,407,000 for the same quarter in the prior year. In addition, revenue from specialty manufacturing services declined $1,206,000 due to the impact of customer-discontinued products and the timing of orders from a significant customer.

Medical Services revenue during the quarter decreased $55,000, or 2.5%, to $2,160,000 versus $2,215,000 for the same quarter last year. Domestic sales of the Company's branded wound care products decreased $139,000, or 16.5%, to $704,000 for the quarter as demand from Medline remained soft. International wound care sales decreased $117,000 due to reduced demand in European and Latin American markets. These decreases were offset, in part, by increases in sales of Medline dermal-branded products and sales of the Company's veterinary products of $151,000 and $51,000, respectively. Veterinary product sales represent initial stocking orders for the Company's new EquineVet™ line.

DelSite grant revenue for the quarter decreased $119,000, or 34.7%, to $224,000 versus $343,000 for the quarter ended March 31, 2006. The decrease in grant revenue was primarily due to the timing of toxological studies to be conducted under the 2004 NAIAD challenge grant in preparation for the Phase I human safety trial utilizing DelSite's proprietary GelVac™ nasal delivery system and an influenza antigen, which the Company expects to commence in late 2007 or early 2008. In addition, revenues under the SBIR grant program decreased $22,000 as this program is in its final stages, with an extended expiration date of May 31, 2007.

Product-Related Gross Margins

Product-related gross margins for the quarter ended March 31, 2007, were $651,000, a decrease of $893,000, or 57.8%, from the first quarter 2006 figure of $1,544,000. Product-related gross margins as a percentage of product-related revenue fell to 14.4% during the first quarter of 2007 from 21.6% during the same quarter last year. The decrease in product-related gross margins was attributable to a change in sales mix toward lower margin products in both the Consumer Services Division and the Medical Services Division. In addition, unfavorable volume-related manufacturing variances increased by $213,000 in the quarter ended March 31, 2007, as production volumes in the U.S. and Costa Rica facilities were lower than expected.

Selling, General and Administrative Expenses

The Company experienced a slight increase of $37,000, or 2.0%, in selling, general and administrative expenses during the quarter ended March 31, 2007. These expenses totaled $1,887,000 as compared to $1,850,000 during the quarter ended March 31, 2006.

Research and Development

Specialized research and development expenses in support of the Company's ongoing operations increased by $8,000, or 3.9%, to $211,000 for the quarter ended March 31, 2007, as compared to $203,000 for the quarter ended March 31, 2006. The Company continues to focus the efforts of this group on product development in support of its manufacturing business.

DelSite operates independently from the Company's other research and development program and is responsible for research, development and marketing of the Company's proprietary Gelsite® technology for controlled release and delivery of bioactive pharmaceutical ingredients. DelSite expenses during the quarter ended March 31, 2007, decreased $81,000, or 7.0%, to $1,075,000 as compared to $1,156,000 during the quarter ended March 31, 2006. The decrease was primarily due to decreased expenditures related to activities under the October 2004 NIAID challenge grant.

Interest Expense

Interest expense, net of interest income, during the quarter ended March 31, 2007, increased $117,000 or 53.9%, to $334,000 as compared to $217,000 for the quarter ended March 31, 2006. The increase in net interest expense was primarily the result of a scheduled increase of $80,000 in debt discount-related interest charges. In addition, interest charges on the Company's credit facilities increased by $27,000 to $59,000 for the quarter ended March 31, 2007. This increase was the combined result of increasing prime rates and additional borrowings under these credit facilities.

Income Taxes

The Company recorded no foreign income taxes in the quarter ended March 31, 2007, related to its operations in Costa Rica. The Company recorded no foreign income taxes in the quarter ended March 31, 2006.

Net Loss

Net loss for the quarter ended March 31, 2007, increased $1,098,000 to $2,630,000, as compared to net loss of $1,532,000 for the quarter ended March 31, 2006. The net loss was attributable to the reasons discussed above. Loss per share for the first quarter of 2007 was $0.24 per share compared to a net loss per share of $0.14 for the first quarter of 2006. Due to uncertainties surrounding future sales, as well as research and development expenses related to DelSite's activities, the Company may incur losses for the foreseeable future.

OTHER ITEMS

Listing on Nasdaq Capital Market

The Company's common stock currently is listed for trading on the Nasdaq Capital Market. If the Company is unable to continue to meet Nasdaq's continued listing standards, its common stock could be delisted from the Nasdaq Capital Market. On March 31, 2007, the Company failed to maintain the minimum shareholder equity of $2.5 million, as required by the Nasdaq Capital Market. We expect to receive a notice from Nasdaq informing us that our common stock is subject to delisting from the Nasdaq Capital Market for failing to maintain this minimum standard. We expect that we will file an appeal with Nasdaq if we obtain such a notice. In April 2007, in part as a plan to increase shareholder equity, the Company sold senior secured convertible debentures to investors, as described in "Liquidity and Capital Resources" above. With the completion of this transaction the Company's shareholders' equity exceeded $2.5 million. However, there is no guarantee that Nasdaq will accept any plan we have completed or propose to complete to meet the continued listing standards. A delisting could adversely affect the Company's ability to obtain financing for the continuation of its operations and could result in the loss of confidence by investors.

Off-Balance Sheet Arrangements

As of March 31, 2007, the Company has outstanding a letter of credit in the amount of $250,000, which is used as security on the lease for the Company's laboratory and warehouse facility. The Company also has outstanding a letter of credit in the amount of $100,000, which is used as security on the lease for the Company's corporate headquarters and manufacturing facility.

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

Cautionary Statements for the Purposes of the "Safe Harbor" Provisions for "Forward-Looking Statements"

Certain statements contained in this report are "forward-looking statements" within the meaning of Section 27A of the Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are subject to risks, uncertainties and other factors, which could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Potential risks and uncertainties include, but are not limited to, the ability of the Company and/or DelSite to obtain sufficient funds to finance DelSite's proposed activities; the ability of DelSite to successfully exploit the Company's new drug delivery technology; the ability of the Company to successfully engage in research and development of other products; the adequacy of the Company's cash resources and cash flow from operations to finance its current operations; the Company's intention, plan or ability to repurchase shares of its outstanding Common Stock; the Company's ability to obtain the quantity or quality of raw materials it needs; the impact of the litigation expense on the Company's financial condition; the level of revenues generated with respect to future dealings with Mannatech and Natural Alternatives; the future levels of royalty income; the future levels of sales revenues; the impact on the Company's financial condition related to the recall of Alcohol-Free Mouth Wash; the ability of the Company to maintain compliance with such covenants; the ability of the Company to refinance the credit facility, if necessary; the ability of the Company to maintain compliance with the Nasdaq Capital Market continued listing criteria; and the impact of governmental regulations. For further information about the risks, uncertainties and other factors that could cause the Company's results to differ materially from the results indicated by such forward-looking statements, refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2006.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

Fluctuations in interest rates on any variable rate debt instruments, which are tied to the prime rate, would affect the Company's earnings and cash flows but would not affect the fair market value of the variable rate debt. The Company's exposure to market risk from changes in foreign currency exchange rates and the supply and prices of Aloe vera L. leaves has not changed materially from its exposure at December 31, 2006, as described in the Company's Annual Report on Form 10-K for the year then ended. See also, "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

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

Part II     OTHER INFORMATION

Item 1.     Legal Proceedings

On November 2, 2006, a lawsuit was filed in Circuit Court of Etowah County, Alabama styled as Myra Maddox, vs. OHG of Gadsden, Inc., d/b/a Gadsden Regional Medical Center; Medline Industries, Inc.; Carrington Laboratories, Inc.; Fictitious Defendants "1-15". Plaintiff has alleged she was damaged by the mouthwash product. The amounts of the damages have not been specified. On April 12, 2007, the court granted the petition of Plaintiff's counsel to withdraw from representing the Plaintiff due to irreconcilable differences. The Plaintiff is now representing herself in this matter.

The Company has $10.0 million of product liability insurance. The Company and its insurance carrier intend to defend against this claim.

On February 1, 2007, a lawsuit styled Glamourpuss, Inc. v. Carrington Laboratories, Inc., was filed in Dallas County, Texas. Plaintiffs have alleged they have been injured as a result of acts and omissions of Carrington in violation of the Texas Deceptive Trade Practices Act ("DTPA"). Plaintiffs are seeking $200,000 in damages plus attorney's fees and expenses.

Item 1A. Risk Factors

Our common stock may be subject to delisting from the Nasdaq Capital Market because we fail to maintain compliance with continued listing criteria.

Our common stock currently is listed for trading on the Nasdaq Capital Market. If we are unable to continue to meet Nasdaq's continued listing standards, our common stock could be delisted from the Nasdaq Capital Market. The Nasdaq Capital Market has its own standards for continued listing, including Marketplace Rule 4310(c)(3), which requires us to have a minimum of $2.5 million in shareholders' equity or $35 million market value of listed securities or $500,000 of net income from continuing operations for the most recently completed fiscal year or two of the three most recently completed fiscal years. There can be no assurance that we will sustain compliance with these standards. As of March 31, 2006, we did not have a minimum of $2.5 million in shareholder's equity and we did not have $500,000 of net income from continuing operations for the most recently completed fiscal year or two of the three most recently completed fiscal years. Additionally, the current market value of our listed securities did not exceed $35 million. We expect to receive a notice from Nasdaq informing us that our common stock is subject to delisting from the Nasdaq Capital Market for failing to maintain these minimum standards. We expect that we will file an appeal with Nasdaq if we obtain such a notice, which will be costly, both in terms of direct expenses and diversion of management time and resources. In April 2007, in part as a plan to increase our shareholder's equity, the Company sold senior secured convertible debentures to investors, as described in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" above. The Company has not yet determined whether the effects of the issuance of the debentures will increase the Company's shareholders' equity in an amount sufficient to bring the Company into compliance with Nasdaq's continued listing standards. Even if the issuance of the debentures results in a sufficient increase in the Company's shareholders' equity, however, there is no guarantee that Nasdaq will accept any plan we have completed or propose to complete to meet the continued listing standards. If our common stock is not listed on the Nasdaq Capital Market or an exchange, trading of our common stock will be conducted in the over-the-counter market on an electronic bulletin board established for unlisted securities or directly through market makers in our common stock. If our common stock were to trade in the over-the-counter market, an investor would find it more difficult to dispose of, or to obtain accurate quotations for the price of, the common stock. A delisting from the Nasdaq Capital Market and failure to obtain listing on another market or exchange could subject our securities to so-called "penny stock rules" that impose additional sales practice and market-making requirements on broker-dealers that sell or make a market in such securities. Consequently, removal from the Nasdaq Capital Market and failure to obtain listing on another market or exchange could affect the ability or willingness of broker-dealers to sell or make a market in our common stock and the ability of purchasers of our common stock to sell their securities in the secondary market. Such delisting could also adversely affect our ability to obtain financing for the continuation of our operations and could result in the loss of confidence by investors.

We will need to raise additional financing, which may not be available on terms acceptable to us, if at all.

We anticipate that our existing capital resources, including the proceeds of our recent financing, will be adequate to fund our capital and operating requirements through the first quarter of 2008, assuming the Company obtains the approval of its shareholders for the issuance of the Second Closing Debentures. If the Company's stockholders fail to approve the issuance of the Second Closing Debentures, then the Company expects that its capital resources will be sufficient to fund the Company's operations through October 2007. Our cash requirements may vary materially from those now planned. We may need to raise additional capital to fund our future operations. We have issued securities, including convertible debentures and warrants in recent financings which may make it more difficult to raise additional capital, if necessary. There can be no assurance that additional financing will be available when needed on terms acceptable to us, or at all. If additional funds are raised by issuing equity securities, further dilution to existing stockholders will result and future investors may be granted rights superior to those of existing stockholders.

Moreover, raising additional funds in the future may trigger the anti-dilution provisions in our outstanding debentures and warrants resulting in further dilution to existing stockholders. Insufficient funds may prevent us from implementing our business strategy or may require us to limit our operations significantly.

Our outstanding senior secured convertible debentures are subject to mandatory prepayments at the option of the holders thereof upon certain conditions which, if exercised, will have a material adverse effect on your financial condition and our business.

Our outstanding senior secured convertible debentures are subject to mandatory prepayments at the option of the holders thereof upon certain conditions, including the occurrence of an event of default or a breach of a financial covenant. The debenture financial covenants require the Company and its subsidiaries to maintain, on a consolidated basis, an aggregate revenue during the four completed preceding fiscal quarters, as determined in accordance with generally accepted accounting principals, of at least $23.5 million with respect to quarters in 2007 and at least $25 million thereafter. Additionally, the Company must maintain a Secured Debt Coverage Ratio of no less than 1. Upon the occurrence of an event of default or a breach of either of these financial covenants, such prepayment obligations are exercisable by the holders of the debentures at prepayment amounts for all or a portion of the outstanding principal at 115% of such principal amount plus all accrued and unpaid interest thereon and other applicable costs and expenses.

We may be required to issue more shares of common stock upon adjustment of the conversion price of our outstanding senior secured convertible debentures or the exercise price of our outstanding warrants, resulting in dilution of our existing shareholders.

The conversion or exercise of some or all of our senior secured convertible debentures and warrants will dilute the ownership interests of our shareholders. If we sell common stock or common stock equivalents at a price per share that is below the then-applicable conversion price of our senior secured convertible debentures, and/or below the then-applicable exercise price of certain of our outstanding warrants, then the conversion price or exercise price, as the case may be, of such securities may adjust downward and, as a result, the amount of shares of common stock issuable upon conversion or exercise of such securities would increase. As a result of the foregoing, we may be required to issue more shares of common stock than previously anticipated which would result in the dilution of our existing shareholders.

Sales of substantial amounts of common stock in the public market could reduce the market price of our common stock and make it more difficult for us and our stockholders to sell our equity securities in the future.

We expect that a substantial number of shares of our common stock will be registered for resale in connection with the issuance of the senior secured debentures and warrants. Resale of a significant number of these shares into the public market, when registered, could depress the trading price of our common stock and make it more difficult for our stockholders to sell equity securities in the future. In addition, to the extent other restricted shares become freely available for sale, whether through an effective registration statement or under Rule 144 of the Securities Act of 1933, as amended, or if we issue additional shares that might be or become freely available for sale, our stock price could decrease.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

(c)     Equity Securities Repurchase Program

In March 2001, the Board of Directors authorized the Company to repurchase up to one million shares of its outstanding Common Stock. The Company did not repurchase any shares of its outstanding Common Stock during the quarter ended March 31, 2007. The Company does not presently expect to repurchase shares under this program.

Item 6.     Exhibits

10.1	Business Loan Contract Corporation Letter of Commitment and Acceptance of Conditions for Entering into a loan between Sabila Industrial, S.A., Finca Sabila, S.A. and Banco National of Costa Rica.

31.1	Rule 13a-14(a)/15d-14(a) Certification.

31.2	Rule 13a-14(a)/15d-14(a) Certification.

32.1	Section 1350 Certification.

32.2	Section 1350 Certification.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARRINGTON LABORATORIES, INC. (Registrant)

Date: May 15, 2007	By:	/s/ Carlton E. Turner
Carlton E. Turner,
President and
Chief Executive Officer
(principal executive officer)

Date: May 15, 2007	By:	/s/ Robert W. Schnitzius
Robert W. Schnitzius,
Vice President and
Chief Financial Officer
(principal financial and
accounting officer)

INDEX TO EXHIBITS

Item	Description
No.

10.1	Business Loan Contract Corporation Letter of Commitment and Acceptance of Conditions for Entering into a loan between Sabila Industrial, S.A., Finca Sabila, S.A. and Banco National of Costa Rica.

31.1	CEO Certification of SEC Reports Pursuant to Rule 13a-14(a)/15d-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	CFO Certification of SEC Reports Pursuant to Rule 13a-14(a)/15d-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	CEO Certification of SEC Reports Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	CFO Certification of SEC Reports Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.