Form 10-Q
period 2007-06-30
CARRINGTON LABORATORIES INC /TX/
filed 2007-08-14
CIK 718007

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)
( x )	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

The number of shares of the registrant's common stock outstanding as of August 8, 2007, was 10,906,530.

INDEX

			Page
Part I.	FINANCIAL INFORMATION

	Item 1.	Financial Statements

		Condensed Consolidated Balance Sheets
		at June 30, 2007 (unaudited) and
		December 31, 2006	3

		Condensed Consolidated Statements of
		Operations for the three and six months
		ended June 30, 2007 and 2006 (unaudited)	4

		Condensed Consolidated Statements
		of Cash Flows for the six months
		ended June 30, 2007 and 2006 (unaudited)	6

		Notes to Condensed Consolidated Financial
		Statements (unaudited)	7

	Item 2.	Management's Discussion and Analysis of
		Financial Condition and Results of
		Operations	17

	Item 3.	Quantitative and Qualitative Disclosures
		About Market Risk	31

	Item 4.	Controls and Procedures	31

Part II.	OTHER INFORMATION

	Item 1.	Legal Proceedings	32

	Item 1A.	Risk Factors	32

	Item 2.	Unregistered Sales of Equity Securities
		and Use of Proceeds	34

	Item 4.	Submission of Matters to a Vote of
		Securities Holders	34

	Item 6.	Exhibits	35

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

Carrington Laboratories, Inc.
Condensed Consolidated Balance Sheets
(Amounts in thousands)
	June 30, 2007	December 31, 2006
	(unaudited)
ASSETS: Current Assets:
Cash and cash equivalents	$ 661	$ 878
Cash, restricted	200	-
Accounts receivable, net	2,888	2,659
Inventories, net	3,883	3,405
Prepaid expenses	394	155

Total current assets	8,026	7,097

Property, plant and equipment, net	5,694	6,093
Customer relationships, net	103	199
Other assets, net	1,291	609

Total assets	$15,114	$13,998

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current Liabilities:
Line of credit	$ 2,000	$ 1,811
Accounts payable	2,876	1,324
Accrued liabilities	1,296	1,820
Current portion of long-term debt and capital lease obligations	402	203
Deferred revenue	839	903

Total current liabilities	7,413	6,061

Long-term debt and capital lease obligations, net of debt discount	6,795	3,745

Commitments and contingencies

Shareholders' Equity:
Common stock	109	109
Capital in excess of par value	59,032	57,475
Accumulated deficit	(58,232)	(53,389)
Treasury stock at cost	(3)	(3)

Total shareholders' equity	906	4,192

Total liabilities and shareholders' equity	$15,114	$13,998

The accompanying notes are an integral part of these statements.

Carrington Laboratories, Inc.
Condensed Consolidated Statements of Operations (unaudited)
(Dollar amounts and shares in thousands, except per share amounts)

	Three Months Ended June 30,
	2007	2006

Revenues:
Net product sales	$ 5,078	$ 6,068
Royalty income	104	104
Grant income	398	352

Total revenues	5,580	6,524

Costs and expenses:
Cost of product sales	4,105	5,043
Selling, general and administrative	1,902	1,918
Research and development	97	162
Research and development-DelSite	1,199	1,325
Other income	(15)	(9)
Interest expense, net	505	240

Loss before income taxes	(2,213)	(2,155)
Benefit for income taxes	-	-

Net loss	$(2,213)	$(2,155)

Basic and diluted loss per share	$ (0.20)	$(0.20)

Basic and diluted average shares outstanding	10,909	10,836

The accompanying notes are an integral part of these statements.

Carrington Laboratories, Inc.
Condensed Consolidated Statements of Operations (unaudited)
(Dollar amounts and shares in thousands, except per share amounts)

	Six Months Ended June 30,
	2007	2006

Revenues:
Net product sales	$ 9,509	$ 13,107
Royalty income	209	208
Grant income	622	695

Total revenues	10,340	14,010

Costs and expenses:
Cost of product sales	7,990	10,643
Selling, general and administrative	3,789	3,767
Research and development	307	366
Research and development-DelSite	2,275	2,481
Other income	(17)	(17)
Interest expense, net	839	457

Loss before income taxes	(4,843)	(3,687)
Benefit for income taxes	-	-

Net loss	$(4,843)	$(3,687)

Basic and diluted loss per share	$ (0.44)	$ (0.34)

Basic and diluted average shares outstanding	10,905	10,823

The accompanying notes are an integral part of these statements.

Carrington Laboratories, Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)
(Dollar amounts in thousands)
	Six Months Ended June 30,
	2007	2006

Cash flows used in operating activities:
Net loss	$(4,843)	$(3,687)
Adjustments to reconcile net loss to net cash used in operating activities: Provision for bad debt	63	30
Provision for inventory obsolescence	169	90
Depreciation and amortization	669	652
Interest expense related to debt discount	699	204
Share-based compensation expense	163	8
Changes in assets and liabilities:
Receivables	(292)	499
Inventories	(647)	180
Prepaid expenses	(239)	(34)
Other assets	(684)	113
Accounts payable and accrued liabilities	1,027	(585)
Deferred revenue	(64)	(261)

Net cash used in operating activities	(3,979)	(2,791)

Investing activities:
Purchases of property, plant and equipment	(171)	(284)

Net cash used in investing activities	(171)	(284)

Financing activities:
Principal payments on debt and capital lease obligations	283	(65)
Issuances of common stock	37	198
Issuances of convertible debt	3,023	-
Issuances of warrants	1,356	-

Net cash provided by financing activities	4,133	133

Net decrease in cash and cash equivalents	(17)	(2,942)
Cash and cash equivalents, beginning of period	878	6,262

Cash and cash equivalents, end of period	$ 861	$3,320

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$ 354	$ 195
Cash paid during the period for income taxes	$ -	$ -

The accompanying notes are an integral part of these statements.

Notes to Condensed Consolidated Financial Statements (unaudited)

(1)     Condensed Consolidated Financial Statements:

The condensed consolidated balance sheet as of June 30, 2007, the condensed consolidated statements of operations for the three and six month periods ended June 30, 2007 and 2006 and the condensed consolidated statements of cash flows for the six month periods ended June 30, 2007 and 2006 of Carrington Laboratories, Inc., (the "Company") have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments (which include all normal recurring adjustments) necessary to present fairly the consolidated financial position, results of operations and cash flows for all periods presented have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The results of operations for the six month period ended June 30, 2007 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2007. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2006.

The accompanying financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business. The Company incurred a net loss of $2.2 million and $4.8 million during the three and six months ended June 30, 2007, respectively. As reflected in the accompanying consolidated financial statements and as the result of its significant investment in the research and development activities of DelSite, the Company incurred cumulative net losses of $12.9 million and used cash from operations of $6.3 million during the three years ended December 31, 2006. The Company projects a net loss for fiscal 2007 before consideration of potential funding sources for this same period. These conditions raise doubt about the Company's ability to continue as a going concern.

Funding of the Company's working capital requirements has resulted principally from operating cash flows, bank financing, advances on royalty payments under certain of its existing contracts and debt and equity financing. In November 2005, the Company closed a $5.0 million private placement of term notes, due in December 2009, and warrants, with 16 investors. In February 2007, Sabila Industrial, S.A., ("Sabila"), a wholly-owned subsidiary of the Company, entered into a revolving credit facility with Banco Nacional de Costa Rica for $2,990,000, which matures in February 2010, and under which, as of June 30, 2007, Sabila had borrowed $2.0 million.

On April 25, 2007, the Company entered into a securities purchase agreement and agreed to pay cash transaction fees and issue seven-year warrants to a placement agent in connection with the private placement of senior secured convertible debentures and warrants to purchase the Company's Common Stock. The first tranche of this transaction in the amount of $4,378,741 funded on April 27, 2007. The second tranche of $3,621,259 was approved at the special shareholders meeting held on August 3, 2007, but has not yet funded. These transactions are described throughout the footnotes.

The Company has $990,000 available under its Banco Nacional credit facility. The Company believes that the expected cash flows from operations and licensing agreements, expected revenues from government grant programs and the financing transactions described above (assuming the closing and funding of the second tranche of the private placement occurs) will provide the funds necessary to service its existing indebtedness and finance its operations through February 2008. Absent the closing of the second tranche of the private placement, then the Company expects that its capital resources will be sufficient to fund the Company's operations through October 2007.

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

In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the Company's accompanying consolidated balance sheets is dependent upon continued operations of the Company, which in turn are dependent upon the Company's ability to meet its financing requirements on a continuing basis, to maintain present financing, and to succeed in its future operations. The Company's financial statements do not include any adjustment relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

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

The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of that accounting standard as of January 1, 2006, the first day of the Company's fiscal year 2006. The consolidated financial statements as of and for the three and six months ended June 30, 2007, reflect the impact of SFAS 123(R). Stock-based compensation expense recognized under SFAS 123(R) for the six months ended June 30, 2007, was $162,800. There was $8,000 stock-based compensation expense related to employee stock options recognized during the six months ended June 30, 2006.

There were 361,000 stock options granted during the six months ended June 30, 2007.

The weighted average estimated grant date fair value, as defined by SFAS 123(R), for options granted under the Company's stock option plan during the six months ended June 30, 2007, was $0.99 per share.

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

Stock-based compensation expense recognized during a period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during that period. Stock-based compensation expense recognized in the statement of operations for the six months ended June 30, 2007, included compensation expense for share-based payment awards granted on January 5, 2006, May 18, 2006 and May 17, 2007. The Company uses the straight-line method of attributing the value of stock-based compensation to expense. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. For the options granted on January 5, 2006, forfeitures were estimated at zero; for the options granted on May 18, 2006, forfeitures were estimated at 6%, and for the options granted on May 17, 2007, forfeitures were estimated at zero. Additionally, for all options granted in 2006 the vesting period is 50% after one year and the remainder after two years, while the vesting period for the options granted in 2007 is one third on the date of grant, one third after one year and the remaining third after two years. The contractual life of all of these options is 10 years and the source of the shares to be issued upon exercise will be from new shares.

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
June 30,	Risk-free Interest Rate	Expected Life	Expected Volatility	Expected Dividends

2007	6.09%	5 years	65%	-

As of June 30, 2007, $301,723 of unrecognized compensation costs related to non-vested awards is expected to be recognized over the course of the following 23 months.

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

The following data shows the amounts used in computing EPS and their effect on the weighted-average number of common shares and dilutive common share equivalents for the six months ended June 30, 2007 and 2006. At June 30, 2007, 2,013,848 common stock options and 5,400,000 warrants were excluded from the diluted EPS calculation, as their effect was antidilutive. At June 30, 2006, 1,727,031 common stock options and 5,400,000 warrants were excluded from the diluted EPS calculation, as their effect was antidilutive. The amounts are rounded to the nearest thousand, except per share amounts.
For the three months ended June 30, 2007			For the three months ended June 30, 2006
Loss	Shares	Per share	Income	Shares	Per share
(Numerator)	(Denominator)	amount	(Numerator)	(Denominator)	amount
Basic EPS: Net loss available to common shareholders	$(2,213)	10,909	$(0.20)	$(2,155)	10,836	$(0.20)

Effect of dilutive securities: Stock options and warrants	0	0	0.00	0	0	0.00

Diluted EPS: Net loss available to common shareholders plus assumed conversions	$(2,213)	10,909	$(0.20)	$(2,155)	10,836	$(0.20)

The following data shows the amounts used in computing EPS and their effect on the weighted-average number of common shares and dilutive common share equivalents for the six months ended June 30, 2007 and 2006. At June 30, 2007, 2,013,848 common stock options were excluded from the diluted EPS calculation as their effect was antidilutive. At June 30, 2006, 1,727,031 common stock options were excluded from the diluted EPS calculation, as their effect was antidilutive. The amounts are rounded to the nearest thousand, except per share amounts.
For the six months ended June 30, 2007			For the six months ended June 30, 2006
Loss	Shares	Per share	Income	Shares	Per share
(Numerator)	(Denominator)	amount	(Numerator)	(Denominator)	amount
Basic EPS: Net loss available to common shareholders	$(4,843)	10,905	$(0.44)	$(3,687)	10,823	$(0.34)

Effect of dilutive securities: Stock options and warrants	0	0	0.00	0	0	0.00

Diluted EPS: Net loss available to common shareholders plus assumed conversions	$(4,843)	10,905	$(0.44)	$(3,687)	10,823	$(0.34)

(5)     Customer/Credit Concentration:

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of trade accounts receivable. The Company's customers are not concentrated in any specific geographic region but are concentrated in the health and personal care industry. Significant sales, defined as amounts in excess of ten percent (10%) of revenue, were made to two customers. Sales to Mannatech, Inc. ("Mannatech"), a customer in the Consumer Services Division, accounted for 18.2% and 5.6% of the Company's total revenue during the quarter ended June 30, 2007 and 2006, respectively. Sales to Medline Industries, Inc. ("Medline"), a customer in the Medical Services Division, accounted for 31.4% and 26.3% of the Company's total revenue during the quarter ended June 30, 2007 and 2006, respectively.

Customers with significant accounts receivable balances as of June 30, 2007, defined as amounts in excess of ten percent (10%) of gross receivables included Medline, ($1,094,000) and Mannatech, ($720,000). Of these amounts, $1,004,000 had been collected as of August 3, 2007.

(6)     Inventories:

The following summarizes the components of inventory (in thousands):
	June 30, 2007	December 31, 2006

Raw materials and supplies	$ 2,350	$ 2,478
Work-in-process	619	319
Finished goods	1,648	1,511
Less obsolescence reserve	(734)	(903)

Total	$ 3,883	$ 3,405

(7)     Debt:

On April 25, 2007 the Company entered into an $8 million private placement of convertible debentures and common stock warrants with a group of institutional investors (the "Purchasers"). The first tranche of the private placement, in the amount of $4,378,741, funded on April 27, 2007. The second tranche of $3,621,259, was contingent upon the Company obtaining shareholder approval of the transaction and other customary closing conditions. The Company convened a special meeting of its shareholders for the purpose of approving the second tranche of the transaction on July 19, 2007. The meeting was adjourned to August 3, 2007, at which time the shareholders approved the second tranche.

At the closing of the first tranche of the private placement (the "First Closing"), the Company issued senior secured convertible debentures in the aggregate principal amount of $4,378,741 (the "First Closing Debentures"), warrants to purchase 1,633,859 shares of Common Stock (the "Series D-1 Warrants") and warrants to purchase 1,351,216 shares of Common Stock (the "Series D-2 Warrants"). At the closing of the second tranche of the private placement (the "Second Closing"), the Company expects to issue senior secured convertible debentures in the aggregate principal amount of $3,621,259 (the "Second Closing Debentures"). As a result of the second closing, the Series D-2 Warrants that were issued in the first closing will be exercisable for a number of shares of Common Stock equal to 75% of the shares of Common Stock issuable upon conversion of the Second Closing Debentures.

The First Closing Debentures are convertible into shares of the Company's common stock at a conversion price of $2.01. The Second Closing Debentures will have a conversion price equal to the lesser of the conversion price for the First Closing Debentures and the volume-weighted average trading price for the Company's Common Stock for the five trading days immediately preceding the Second Closing (subject to a floor of $1.125). The conversion price for the Debentures is subject to adjustment for stock splits, stock dividends, combinations, distributions of assets or evidence of indebtedness, mergers, consolidations, sales of all or substantially all assets, tender offers, exchange offers, reclassifications or compulsory share exchanges. In addition, subject to certain exceptions, the conversion price for the Debentures is subject to anti-dilution adjustments from time to time if the Company issues its common stock or convertible securities at a price below the then current conversion price for the Debentures or the then current market price of its Common Stock.

The Debentures bear interest at the rate of ten percent per annum.  Interest is payable quarterly beginning on June 30, 2007. The original principal amount of the Debentures is to be repaid in 30 equal monthly installments of $266,667 beginning on October 26, 2007 and ending on April 26, 2010, at which time any remaining amounts under the Debentures will be due. Payments of principal and interest may be made in cash or, at the option of the Company if certain equity conditions are satisfied, in shares of Common Stock. If principal or interest is paid in shares of common stock, the price per share will be at a 20% discount to the volume-weighted average trading price for the 20 trading days preceding the payment date and the Company will be required to make such stock payment 21 days prior to the date such principal or interest is due.

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

The Debentures are convertible at the option of the holders into shares of the Company's common stock at any time at the conversion price. If at any time following the one year anniversary of the effective date of the Registration Statement, the volume-weighted average trading price per share of common stock for any 20 consecutive trading days exceeds 200% of the conversion price, then, if certain equity conditions are satisfied, the Company may require the holders of the Debentures to convert all or any part of the outstanding principal into shares of common stock at the conversion price. The Debentures contain certain limitations on optional and mandatory conversion.

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

The Series E Warrants will initially not be exercisable for any shares. In the event that the Company redeems any of the First Closing Debentures, the Series E-1 Warrants will become exercisable at such time into the number of shares for which the First Closing Debentures being redeemed are convertible at such time. The exercise price for the Series E-1 Warrants is $2.01 per share. In the event that the Company redeems any of the Second Closing Debentures, the Series E-2 Warrants will become exercisable at such time into the number of shares for which the Second Closing Debentures being redeemed are convertible at such time. The exercise price for the Series E-2 Warrants will be the lesser of (i) the volume-weighted average trading price for the Company's Common Stock for the five trading days immediately preceding the Second Closing and (ii) the then current exercise price of the Series D Warrants (subject to a floor of $1.125). The exercise price and the number of shares underlying these warrants are subject to adjustment for stock splits, stock dividends, combinations, distributions of assets or evidence of indebtedness, mergers, consolidations, sales of all or substantially all assets, tender offers, exchange offers, reclassifications or compulsory share exchanges. In addition, subject to certain exceptions, the exercise price and number of shares underlying the Series E Warrants are subject to anti-dilution adjustments from time to time if the Company issues its common stock or convertible securities at a price below the then current exercise price for the Series E Warrants or the then current market price of the Company's Common Stock.

If a change of control of the Company occurs, the holders may elect to require the Company to purchase the Series E Warrants for a purchase price equal to the Black-Scholes value of the remaining unexercised portion of the Series E Warrant.

The net proceeds of the private placement are expected to be approximately $7 million, after deducting placement fees and other offering-related expenses.  In connection with the private placement, the Company and its United States subsidiaries entered into a Security Agreement (the "Security Agreement") and a Pledge Agreement (the "Pledge Agreement"), each dated April 26, 2007, with the Purchasers. In the Pledge Agreement, the subsidiaries pledged their capital stock and assets as security for the debentures. In addition, the Company's United States subsidiaries entered into a Guaranty, dated April 26, 2007 (the "Guaranty"), with the Purchasers, in which the subsidiaries guarantee the repayment of the debentures. Also, on April 24, 2007, the Company entered into Amendment No. 2 to Amended and Restated Rights Agreement, with American Stock Transfer & Trust as rights agent, which amended the terms of the Amended and Restated Rights Agreement to prevent the private placement from triggering the exercisability of rights to purchase shares of the Company's Series D Preferred Stock.

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

Prior to the closing of the first tranche of the private placement, the Company had a credit facility with Comerica Bank Texas ("Comerica") that provided for borrowings for up to $3 million based on the level of qualified accounts receivable and inventory. The credit facility was collateralized by accounts receivable and inventory. Borrowings under the credit facility bore interest at the banks prime rate plus 0.5%. As of April 27, 2007, the Company's indebtedness under the facilities was extinguished from the proceeds of the First Closing as discussed above.

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

The loan agreement contains customary representations, warranties and covenants. Under the terms of the agreement, Sabila may borrow amounts at its discretion, with each advance under the credit facility considered a separate loan with a six-month maturity date. Borrowings under the facility must be reduced to zero for a minimum of two consecutive weeks in each six-month period during the term of the facility. Borrowings under the facility will be used for the general corporate purposes of Sabila and its affiliates, but loans under the facility are non-recourse to the Company.

As of June 30, 2007, there was $2,000,000 outstanding on the credit facility with $990,000 of credit available for operations.

In December 2005, the Company entered into a settlement agreement with Swiss-American Products, Inc. ("Swiss-American") and G. Scott Vogel to resolve all claims related to a lawsuit filed by Swiss-American in June 2001. The settlement agreement provided for, among other things, the issuance of a promissory note in favor of Swiss-American with an original principal balance of $400,000. The note bears interest at the rate of 6.0% per annum, payable quarterly in arrears, and all outstanding principal is due and payable in full, subject to certain mandatory prepayments discussed below, on December 20, 2009. The note requires mandatory prepayment of all principal and interest in the event that the holder of such note exercises its Series C Warrant, which was also issued as part of the settlement agreement, in full. The note is subordinate to the First Closing Debentures and certain other indebtedness and, upon their issuance, will also be subordinate to the Second Closing Debentures. As of June 30, 2007, there was $400,000 outstanding on the note.

In November 2005, the Company sold $5,000,000 aggregate principal amount of 6.0% subordinated notes. The notes mature, subject to certain mandatory prepayments discussed below, on November 18, 2009. Interest on the notes is payable quarterly in arrears. The notes require mandatory prepayment of all principal and interest in the event that the holder of such note exercises its Series A Warrant, which was also issued as part of the transaction, in full. The notes are subordinate to the First Closing Debentures and certain other indebtedness and, upon their issuance, will also be subordinate to the Second Closing Debentures. As of June 30, 2007, there was $5,000,000 outstanding on the notes with an associated debt discount of $1,998,063 for a net balance of $3,001,937.

In September 2004, the Company received a loan of $350,000 from Bancredito, a Costa Rica bank, with interest and principal to be repaid in monthly installments over eight years. The interest rate on the loan is the U.S. Prime Rate plus 2.5% (10.75% at June 30, 2007). As of June 30, 2007, there was $258,301 outstanding on the loan.

In March 2003, the Company received a loan of $500,000 from Bancredito, a Costa Rica bank, with interest and principal to be repaid in monthly installments over eight years. The interest rate on the loan is the U.S. Prime Rate plus 2.0% (10.25% at June 30, 2007). As of June 30, 2007, there was $274,706 outstanding on the loan. Both of the loans through Bancredito are secured by land and equipment in Costa Rica (with a carrying value of approximately $650,000).

(8)     Income Taxes:

The tax effects of temporary differences including net operating loss carryforwards have given rise to net deferred tax assets. At June 30, 2007 and December 31, 2006, the Company provided a valuation allowance against the entire balance of the net deferred tax assets due to the uncertainty as to the realization of the asset. At December 31, 2006, the Company had net operating loss carryforwards of approximately $40.7 million for federal income tax purposes, which begin to expire in 2009, and research and development tax credit carryforwards of approximately $174,000, all of which are available to offset federal income taxes due in current and future periods. For the three and six month periods ended June 30, 2007 and 2006, the Company recognized no benefit for income taxes.

For the three and six month periods ended June 30, 2007, and June 30, 2006, respectively, the Company incurred no foreign income tax expense.

(9)     Contingencies:

From time to time in the normal course of business, the Company is a party to various matters involving claims or possible litigation. Management believes the ultimate resolution of these matters will not have a material adverse effect on the Company's financial position or results of operations.

(10)     Commitments:

In December 2002, the Company purchased certain assets of the Custom Division of Creative Beauty Innovations, Inc. ("CBI"). As part of the purchase price for the acquired assets, for the five-year period ending in December 2007, the Company agreed to pay CBI an amount equal to 9.0909% of the Company's net sales up to $6,600,000 per year and 8.5% of the Company's net sales over $6,600,000 per year of CBI products to CBI's transferred customers. The Company recorded royalty expense of $86,000 related to the sale of CBI products to CBI's transferred customers in the quarter ended June 30, 2007.

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

Reportable Segments (in thousands)
	Medical Services	Consumer Services	DelSite	Corporate	Total

Quarter ended June 30, 2007
Revenues from external customers	$2,198	$2,984	$ 398	$ -	$5,580
Income (loss) before income taxes	(780)	(632)	(801)	-	(2,213)
Identifiable assets	5,199	6,299	1,366	2,250	15,114
Capital expenditures	3	61	25	-	89
Depreciation and amortization	11	199	124	-	334

Quarter ended June 30, 2006
Revenues from external customers	$2,216	$3,956	$ 352	$ -	$ 6,524
Income (loss) before income taxes	(858)	(324)	(973)	-	(2,155)
Identifiable assets	5,135	6,692	1,555	4,419	17,801
Capital expenditures	26	63	3	-	92
Depreciation and amortization	12	194	117	-	323

Six months ended June 30, 2007
Revenues from external customers	$4,358	$5,360	$ 622	$ -	$10,340
Income (loss) before income taxes	(2,673)	(517)	(1,653)	-	(4,843)
Capital expenditures	12	89	70	-	171
Depreciation and amortization	21	399	249	-	669

Six months ended June 30, 2006
Revenues from external customers	$4,431	$8,884	$ 695	$ -	$14,010
Income (loss) before income taxes	(1,765)	(136)	(1,786)	-	(3,687)
Capital expenditures	79	195	10	-	284
Depreciation and amortization	30	389	233	-	652

(12)     Subsequent Events:

On August 13, 2007, the $2.0 million outstanding under the revolving credit facility with Banco Nacional de Costa Rica matured and became due. On that same date, Banco Nacional de Costa Rica agreed to renew the $2.0 million, under the same credit facility, for another six-month period.

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

For the quarter ended June 30, 2007, significant sales, defined as amounts in excess of ten percent (10%) of revenue, were made to two customers. Sales to Mannatech, a customer in the Consumer Services Division, accounted for 18.2% and 5.6% of the Company's total revenue during the quarter ended June 30, 2007 and 2006, respectively. Sales to Medline, a customer in the Medical Services Division, accounted for 31.4% and 26.3% of the Company's total revenue during the quarter ended June 30, 2007 and 2006, respectively. Effective April 9, 2004, the Company entered into an amendment to the Medline Distributor and License Agreement which, among other things, extended the term of the Distributor and License Agreement, and the accompanying Supply Agreement, through November 30, 2008. On January 25, 2007, the Company and Mannatech entered into a three-year Supply and Trademark Licensing Agreement. The agreement calls for minimum purchase quantities from Mannatech at fixed price levels. See "Liquidity and Capital Resources."

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

In March 2004, the National Institute of Allergy and Infectious Diseases ("NIAID") awarded a Small Business Innovation Research ("SBIR") Biodefense Grant to DelSite of up to $888,000 over two years, based on satisfactory progress of the project. The grant award has funded development of nasal vaccine delivery formulations including the GelVacTM intranasal powder vaccine delivery platform technology. In January 2006, DelSite applied for and received a nine-month extension of time to complete the approved work under this grant. In November 2006, DelSite received the permission to further extend the grant to May 2007. The research covered under the grant has now been completed. In October 2004, NIAID awarded DelSite a $6 million grant to develop an inactivated influenza nasal powder vaccine against the H5N1 strain commonly known as avian or bird flu. The grant was awarded under a biodefense and SARS product development initiative and is funding a three-year preclinical program utilizing the Company's proprietary GelVacTM nasal powder delivery system. DelSite has completed the first two of the three milestones of this program on schedule. The final milestone is the completion of certain pre-clinical tests and evaluations.

Company's Present Financial Condition

At June 30, 2007, the Company had unrestricted cash and cash equivalents of $0.9 million. The Company incurred a net loss of $4.8 million during the six months ended June 30, 2007, and a net loss of $7.6 million during the year ended December 31, 2006.

On August 13, 2007, the Company had unrestricted cash and cash equivalents of approximately $0.5 million. While the Company's cash requirements may vary, it currently expects that its existing capital resources will be sufficient to fund the Company's operations through February 2008, assuming the closing of the second tranche of the private placement. Absent the closing of the second tranche of the private placement, then the Company expects that its capital resources will be sufficient to fund the Company's operations through October 2007. While the Company expects that the closing of the second tranche of the private placement will be consummated in the near future, negotiations among the Company and the investors in the private placement have caused the closing of the second tranche to extend beyond the closing date contemplated by the documents governing the private placement. There can be no assurance that the second tranche of the private placement will be consummated in a reasonable time frame or on terms acceptable to us. Until such time as the second tranche of the private placement is consummated, the Company may have to incur obligations in the ordinary course of business that are beyond its ability to pay as such obligations mature. The Company may be forced to file for reorganization or liquidation under the bankruptcy or reorganization laws of an appropriate jurisdiction as soon as October 2007 if the second tranche of the private placement or other financing in a sufficient amount cannot be consummated shortly.

LIQUIDITY AND CAPITAL RESOURCES

The Company's financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business. As reflected in the accompanying consolidated financial statements and as the result of its significant investment in the research and development activities of DelSite, the Company incurred cumulative net losses of $12.9 million and used cash from operations of $6.3 million during the three years ended December 31, 2006. In the first half of 2007, the Company incurred net losses of $4,843,000 and used cash from operations of $3,979,000. The Company currently consumes cash in the normal course of its operations at the rate of approximately $1,500,000 to $2,000,000 per quarter.

The Company has limited liquidity and capital resources and must obtain significant additional capital resources in the future in order to sustain its product development efforts and provide for preclinical and clinical testing of its anticipated products, pursuit of regulatory approvals, acquisition of capital equipment, and general operating expenses. There can be no assurance that the second tranche of the private placement will be consummated in a reasonable time frame or on terms acceptable to us. Until such time as the second tranche of the private placement is consummated, the Company may have to incur obligations in the ordinary course of business that are beyond its ability to pay as such obligations mature. The Company may be forced to file for reorganization or liquidation under the bankruptcy or reorganization laws of an appropriate jurisdiction as soon as October 2007 if the second tranche of the private placement or other financing in a sufficient amount cannot be consummated shortly. Until the Company's operations generate significant revenues from product sales, it must rely on cash reserves, available funds under its credit facilities, proceeds from equity and debt offerings and government grants and funding from collaborative arrangements, if obtainable, to fund its operations.

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

The Company depends on operating cash flows, bank financing, financings through private placement of debt securities, advances on royalty payments under certain of its existing contracts and equity financing to fund its operations, capital projects and research and development projects. The Company also is seeking additional grant awards and other potential collaborative or sponsorship funding for DelSite projects and potential licensing revenues from DelSite projects.

Cash as of June 30, 2007 was $861,000 versus $878,000 at December 31, 2006, a decrease of $17,000. The Company recorded a $4,133,000 increase in cash from the First Closing of the $8 million private placement transaction, including debt discount. This financing was primarily offset by operating losses of $4,843,000 ($3,080,000 net of non-cash expenses) and $899,000 unfavorable changes in other working capital accounts. The Company also used $171,000 in cash for capital expenditures during the first six months of 2007.

On January 25, 2007, the Company and Mannatech entered into a three-year Supply and Trademark Licensing Agreement. The agreement calls for an aggregate minimum quantity purchased from the Company by Mannatech at fixed price levels. The Company anticipates sales to Mannatech under this agreement to be above the minimum levels required by the agreement, but due to unpredictability of the size and timing of Mannatech's orders, the Company is uncertain as to how much sales to Mannatech will exceed the contractual minimums. Revenues from Mannatech under the agreement for the six months ended June 30, 2007, was $1,980,000. This was a decrease of $1,607,000, as compared to revenues from Mannatech and Natural Alternatives of $3,587,000 for the same period in the prior year and represents the minimum purchases under the agreement to date for 2007.

On April 25, 2007 the Company entered into an $8 million private placement of convertible debentures and common stock warrants with a group of institutional investors (the "Purchasers"). The first tranche of the private placement, in the amount of $4,378,741, funded on April 27, 2007. The second tranche of $3,621,259, was contingent upon the Company obtaining shareholder approval of the transaction and other customary closing conditions. The Company convened a special meeting of its shareholders for the purpose of approving the second tranche of the transaction on July 19, 2007. The meeting was adjourned to August 3, 2007, at which time the shareholders approved the second tranche.

At the closing of the First Tranche, the Company issued First Closing Debentures in an aggregate principal amount of $4,378,741, Series D-1 warrants to purchase 1,633,859 shares of Common Stock and Series D-2 Warrants to purchase 1,351,216 shares of Common Stock. At the Second Closing, the Company expects to issue Second Closing Debentures in the aggregate principal amount of $3,621,259. As a result of the second closing, the Series D-2 Warrants that were issued in the first closing will be exercisable for a number of shares of Common Stock equal to 75% of the shares of Common Stock issuable upon conversion of the Second Closing Debentures.

The First Closing Debentures are convertible into shares of the Company's common stock at a conversion price of $2.01. It is anticipated that the Second Closing Debentures will have a conversion price equal to the lesser of the conversion price for the First Closing Debentures and the volume-weighted average trading price for the Company's Common Stock for the five trading days immediately preceding the Second Closing (subject to a floor of $1.125). The conversion price for the Debentures is subject to adjustment for stock splits, stock dividends, combinations, distributions of assets or evidence of indebtedness, mergers, consolidations, sales of all or substantially all assets, tender offers, exchange offers, reclassifications or compulsory share exchanges. In addition, subject to certain exceptions, the conversion price for the Debentures is subject to anti-dilution adjustments from time to time if the Company issues its common stock or convertible securities at a price below the then current conversion price for the Debentures or the then current market price of its Common Stock.

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

The Company may, under certain circumstances, redeem the Debentures for cash equal to 115% of the aggregate outstanding principal amount plus any accrued and unpaid interest. If the Company elects to redeem the Debentures, upon such redemption the Series E Warrants will become exercisable for the number of shares of the Company's Common Stock into which the Debentures are convertible at the time of such redemption.

The Debentures are convertible at the option of the holders into shares of the Company's common stock at any time at the conversion price. If at any time following the one year anniversary of the effective date of the Registration Statement, the volume-weighted average trading price per share of common stock for any 20 consecutive trading days exceeds 200% of the conversion price, then, if certain equity conditions are satisfied, the Company may require the holders of the Debentures to convert all or any part of the outstanding principal into shares of common stock at the conversion price. The Debentures contain certain limitations on optional and mandatory conversion.

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

The Series E Warrants will initially not be exercisable for any shares. In the event that the Company redeems any of the First Closing Debentures, the Series E-1 Warrants will become exercisable at such time into the number of shares for which the First Closing Debentures being redeemed are convertible at such time. The exercise price for the Series E-1 Warrants is $2.01 per share. In the event that the Company redeems any of the Second Closing Debentures, the Series E-2 Warrants will become exercisable at such time into the number of shares for which the Second Closing Debentures being redeemed are convertible at such time. The exercise price for the Series E-2 Warrants will be the lesser of (i) the volume-weighted average trading price for the Company's Common Stock for the five trading days immediately preceding the Second Closing and (ii) the then current exercise price of the Series D Warrants (subject to a floor of $1.125). The exercise price and the number of shares underlying these warrants are subject to adjustment for stock splits, stock dividends, combinations, distributions of assets or evidence of indebtedness, mergers, consolidations, sales of all or substantially all assets, tender offers, exchange offers, reclassifications or compulsory share exchanges. In addition, subject to certain exceptions, the exercise price and number of shares underlying the Series E Warrants are subject to anti-dilution adjustments from time to time if the Company issues its common stock or convertible securities at a price below the then current exercise price for the Series E Warrants or the then current market price of the Company's Common Stock.

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

Prior to the closing of the first tranche of the private placement, the Company had a credit facility with Comerica Bank Texas ("Comerica") that provided for borrowings for up to $3 million based on the level of qualified accounts receivable and inventory. The credit facility was collateralized by accounts receivable and inventory. Borrowings under the credit facility bore interest at the banks prime rate plus 0.5%. As of April 27, 2007, the Company's indebtedness under the facilities was extinguished from the proceeds of the First Closing as discussed above.

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

The loan agreement contains customary representations, warranties and covenants. Under the terms of the agreement, Sabila may borrow amounts at its discretion, with each advance under the credit facility considered a separate loan with a six-month maturity date. Borrowings under the facility must be reduced to zero for a minimum of two consecutive weeks in each six month period during the term of the facility. Borrowings under the facility will be used for the general corporate purposes of Sabila and its affiliates, but loans under the facility are non-recourse to the Company.

As of June 30, 2007, there was $2,000,000 outstanding on the credit facility with $990,000 of credit available for operations.

In December 2005, the Company entered into a settlement agreement with Swiss-American Products, Inc. ("Swiss-American") and G. Scott Vogel to resolve all claims related to a lawsuit filed by Swiss-American in June 2001. The settlement agreement provided for, among other things, the issuance of a promissory note in favor of Swiss-American with an original principal balance of $400,000. The note bears interest at the rate of 6.0% per annum, payable quarterly in arrears, and all outstanding principal is due and payable in full, subject to certain mandatory prepayments discussed below, on December 20, 2009. The note requires mandatory prepayment of all principal and interest in the event that the holder of such note exercises its Series C Warrant, which was also issued as part of the settlement agreement, in full. The note is subordinate to the Company's indebtedness to First Closing Debentures and certain other indebtedness and, upon their issuance, will also be subordinate to the Second Closing Debentures. As of March 31, 2007, there was $400,000 outstanding on the note.

In November 2005, the Company sold $5,000,000 aggregate principal amount of 6.0% subordinated notes. The notes mature, subject to certain mandatory prepayments discussed below, on November 18, 2009. Interest on the notes is payable quarterly in arrears. The notes require mandatory prepayment of all principal and interest in the event that the holder of such note exercises its Series A Warrant, which was also issued as part of the transaction, in full. The notes are subordinate to the First Closing Debentures and certain other indebtedness and, upon their issuance, will also be subordinate to the Second Closing Debentures. As of June 30, 2007, there was $5,000,000 outstanding on the notes with an associated debt discount of $1,998,063 for a net balance of $3,001,937.

In September 2004, the Company received a loan of $350,000 from Bancredito, a Costa Rica bank, with interest and principal to be repaid in monthly installments over eight years. The interest rate on the loan is the U.S. Prime Rate plus 2.5% (10.75% at March 31, 2007). The loan is secured by certain of the Company's equipment. The proceeds of the loan are being used in the Company's operations. As of June 30, 2007, there was $258,301 outstanding on the loan.

In March 2003, the Company received a loan of $500,000 from Bancredito, a Costa Rica bank, with interest and principal to be repaid in monthly installments over eight years. The interest rate on the loan is the U.S. Prime Rate plus 2.0% (10.25% on March 31, 2007). The loan is secured by a mortgage on an unused, 164-acre parcel of land owned by the Company in Costa Rica plus a lien on specified oral patch production equipment. The proceeds of the loan were used in the Company's operations. As of June 30, 2007, there was $274,706 outstanding on the loan.

Pursuant to the amended Distributor and License Agreement with Medline, the Company received $12,500,000 in base royalties over a five-year period ending November 30, 2005, and will receive an additional $1,250,000 of royalties through November 30, 2008. The Company continues to recognize the additional royalty income under this Agreement, on a straight-line basis. On June 30, 2007, the Company had received $590,000 more in royalties than it had recognized in income, which is recorded as deferred revenue on the balance sheet.

The Company anticipates capital expenditures in 2007 of approximately $200,000. The Company has spent $171,000 in the first six months of 2007 and anticipates spending $29,000 in the remaining six months of the year. The expenditures will primarily be comprised of production and laboratory equipment and facility modifications.

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

RESULTS OF OPERATIONS

Quarter ended June 30, 2007, compared to quarter ended June 30, 2006

Revenue

Revenue for the quarter ended June 30, 2007, decreased $944,000, or 14.5%, to $5,580,000, as compared to $6,524,000 during the quarter ended June 30, 2006.

Consumer Services revenue for the quarter decreased $972,000, or 24.5%, to $2,984,000 versus $3,956,000 for the same quarter last year. On January 25, 2007, the Company and Mannatech entered into a three-year Supply and Trademark Licensing Agreement. The agreement calls for an aggregate minimum quantity purchased from the Company by Mannatech at fixed price levels. During the second quarter Mannatech purchased the minimum quantities required under the agreement. Revenues from Mannatech under the agreement for the second quarter 2007 were $1,035,000 as compared to $1,180,000 in combined revenues from Mannatech and Natural Alternatives, its contract manufacturer, in the same period of 2006. Revenues from specialty manufacturing services declined $674,000 compared to the second quarter 2006, primarily due to the decrease in orders from a significant customer.

Medical Services revenue during the quarter decreased $18,000, or 0.8%, to $2,198,000 versus $2,216,000 for the same quarter last year. Sales of private-labeled products to Medline increased $156,000 for the quarter compared to prior year. Sales of veterinary products increased $56,000 as efforts to promote the new equine line of products ramp up. These increases were partially offset by a $170,000 decrease in international sales due to soft demand in European and Latin American markets.

DelSite grant revenue for the quarter increased $47,000, or 13.2%, to $398,000 versus $352,000 for the quarter ended June 30, 2006. The increase in grant revenue was primarily due to the timing of toxological studies to be conducted under the 2004 NAIAD challenge grant in preparation for the Phase I human safety trial utilizing DelSite's proprietary GelVac™ nasal delivery system and an influenza antigen, which the Company expects to commence in late 2007 or early 2008. In addition, all work under the SBIR grant program has now been completed and fully funded.

Product-Related Gross Margins

Product-related gross margins for the quarter ended June 30, 2007, were $1,475,000, a decrease of $6,000, or 0.8%, from the second quarter 2006 figure of $1,481,000. Product-related gross margins as a percentage of product-related revenue improved to 20.8% during the second quarter of 2007 from 18.3% during the same quarter last year. The increase in product-related gross margins was attributable to a shift in the sales mix toward higher margin products and reductions in manufacturing costs.

Selling, General and Administrative Expenses

The Company experienced a slight decrease of $16,000 in selling, general and administrative expenses during the quarter ended June 30, 2007. These expenses totaled $1,902,000 as compared to $1,918,000 during the quarter ended June 30, 2006.

Research and Development

Specialized research and development expenses in support of the Company's ongoing operations decreased by $65,000, or 40.2%, to $97,000 for the quarter ended June 30, 2007, as compared to $162,000 for the quarter ended June 30, 2006, as this group was reorganized to improve efficiency and productivity. The Company continues to focus the efforts of this group on product development in support of its manufacturing business.

DelSite operates independently from the Company's other research and development program and is responsible for research, development and marketing of the Company's proprietary Gelsite® technology for controlled release and delivery of bioactive pharmaceutical ingredients. DelSite expenses during the quarter ended June 30, 2007, decreased $126,000, or 9.5%, to $1,199,000 as compared to $1,325,000 during the quarter ended June 30, 2006. The decrease was primarily due to decreased expenditures related to the completion of the SBIR grant program.

Interest Expense

Interest expense, net of interest income, during the quarter ended June 30, 2007, increased $265,000 or 110.4%, to $505,000 as compared to $240,000 for the quarter ended June 30, 2006. The increase in net interest expense was primarily the result of interest expense related to the First Closing Debentures of $164,000, of which $75,000 was amortization of debt discount. There was also $56,000 in increased amortization of debt discount related to the November 2005 private placement of $5,000,000. In addition, the Company incurred $28,000 in interest charges on the Banco Nacional line of credit in Costa Rica in 2007 versus zero in 2006. The Company anticipates that its interest expense will continue to increase in the coming quarters due to closing the second tranche of the private placement of convertible debentures and warrants to the Purchasers.

Income Taxes

The Company recorded no foreign income taxes in the quarter ended June 30, 2007, related to its operations in Costa Rica.

Net Loss

Net loss for the quarter ended June 30, 2007, increased $58,000 to $2,213,000, as compared to net loss of $2,155,000 for the quarter ended June 30, 2006. The net loss was attributable to the reasons discussed above. Loss per share for the first quarter of 2007 was $0.20 per share compared to a net loss per share of $0.20 for the first quarter of 2006. Due to uncertainties surrounding future sales, as well as research and development expenses related to DelSite's activities, the Company may incur losses for the foreseeable future.

Six months ended June 30, 2007, compared to six months ended June 30, 2006

Revenue

Revenue for the six months ended June 30, 2007, decreased $3,670,000, or 26.2%, to $10,340,000, as compared to $14,010,000 during the six months ended June 30, 2006.

Consumer Services revenue for the six months decreased $3,524,000, or 39.7%, to $5,360,000 versus $8,884,000 for the same six months last year. This decrease in revenue was partially due to a decrease in bulk raw material sales to Mannatech under the agreement discussed above. Revenues from Mannatech under the agreement for the six months ended June 30, 2007, were $1,980,000, a decrease of $1,607,000, as compared to revenues from Mannatech and Natural Alternatives of $3,587,000 for the same six months in the prior year. In addition revenue from specialty manufacturing services declined $1,879,000 due to the impact of customer-discontinued products and the timing of orders from a significant customer.

Medical Services revenue during the six months decreased $73,000, or 1.7%, to $4,358,000 versus $4,431,000 for the same six months last year. Domestic sales of the Company's branded wound care products decreased $197,000, or 12.0%, to $1,443,000 for the quarter. International wound care sales decreased $287,000 due to reduced demand in European and Latin American markets. These decreases were offset, in part, by increases in sales of Medline dermal-branded products and sales of the Company's veterinary products of $307,000 and $106,000, respectively. Veterinary product sales include initial stocking orders for the Company's new EquineVet™ line.

DelSite grant revenue for the six months decreased $73,000, or 10.5%, to $622,000 versus $695,000 for the six months ended June 30, 2006. The decrease in grant revenue was primarily due to the timing of toxological studies to be conducted under the 2004 NAIAD challenge grant in preparation for the Phase I human safety trial utilizing DelSite's proprietary GelVac™ nasal delivery system and an influenza antigen, which the Company expects to commence in late 2007 or early 2008. In addition, the SBIR grant program was completed in May 2007, with no revenues recorded thereafter.

Product-Related Gross Margins

Product-related gross margins for the six months ended June 30, 2007, were $2,350,000, a decrease of $1,072,000, or 30.2%, from the first half 2006 figure of $3,367,000. Product-related gross margins as a percentage of product-related revenue fell to 17.8% during the six months of 2007 from 20.1% during the same half last year. The decrease in product-related gross margins was attributable to a change in sales mix toward lower margin products in both the Consumer Services Division and the Medical Services Division during the first quarter 2007.

Selling, General and Administrative Expenses

The Company experienced a slight decrease of $21,000, or 0.6%, in selling, general and administrative expenses during the six months ended June 30, 2007. These expenses totaled $3,789,000 as compared to $3,767,000 during the six months ended June 30, 2006.

Research and Development

Specialized research and development expenses in support of the Company's ongoing operations decreased by $58,000, or 15.8%, to $307,000 for the six months ended June 30, 2007, as compared to $366,000 for the six months ended June 30, 2006, as this group was reorganized to improve efficiency and productivity. The Company continues to focus the efforts of this group on product development in support of its manufacturing business.

DelSite operates independently from the Company's other research and development program and is responsible for research, development and marketing of the Company's proprietary Gelsite® technology for controlled release and delivery of bioactive pharmaceutical ingredients. DelSite expenses during the six months ended June 30, 2007, decreased $207,000, or 8.3%, to $2,275,000 as compared to $2,481,000 during the six months ended June 30, 2006. The decrease was primarily due to decreased expenditures related to activities under the October 2004 NIAID challenge grant.

Interest Expense

Interest expense, net of interest income, during the six months ended June 30, 2007, increased $582,000 or 84%, to $839,000 as compared to $457,000 for the six months ended June 30, 2006. The increase in net interest expense was primarily the result of interest expense related to the First Closing Debentures of $164,000, of which $75,000 was amortization of debt discount. There was also $52,000 in increased amortization of debt discount related to the November 2005 private placement of $5,000,000. In addition, the Company incurred $45,000 in interest charges on the Banco Nacional line of credit in Costa Rica in 2007 versus zero in 2006. The Company anticipates that its interest expense will continue to increase in the coming quarters due to closing the second tranche of the private placement of convertible debentures and warrants to the Purchasers.

Income Taxes

The Company recorded no foreign income taxes in the six months ended June 30, 2007, related to its operations in Costa Rica.

Net Loss

Net loss for the six months ended June 30, 2007, increased $1,156,000 to $4,843,000, as compared to net loss of $3,687,000 for the six months ended June 30, 2006. The net loss was attributable to the reasons discussed above. Loss per share for the first six months of 2007 was $0.44 per share compared to a net loss per share of $0.34 for the first six months of 2006. Due to uncertainties surrounding future sales, as well as research and development expenses related to DelSite's activities, the Company may incur losses for the foreseeable future.

OTHER ITEMS

Listing on Nasdaq Capital Market

The Company's common stock currently is listed for trading on the Nasdaq Capital Market. On May 23, 2007, the Company received a letter from the Listing Qualifications Department of the Nasdaq Stock Market stating that the Company does not comply with Marketplace Rule 4310(c)(3), which requires the Company to have (i) a minimum of $2,500,000 in stockholders' equity; (ii) $35,000,000 market value of listed securities; or (iii) $500,000 of net income from continuing operations for the most recently completed fiscal year or two of the three most recently completed fiscal years. On June 7, 2007, the Company provided Nasdaq with certain materials, including the Company's plan to achieve and sustain compliance with all Nasdaq Capital Market listing requirements. On June 19, 2007, Nasdaq notified the Company of its determination that the Company did not provide a sufficient definitive plan evidencing its ability to achieve near term compliance with the continued listing requirements or maintain such compliance over an extended period of time. Nasdaq advised the Company that its securities are subject to delisting. The Company subsequently requested a hearing on the Nasdaq Staff's determination to a Nasdaq Listing Qualifications Panel, which stayed the delisting of the Company's common stock pending the panel's review and determination. The Company has not yet been informed by Nasdaq of the panel's determination. However, it does not expect the outcome of the hearing to be favorable, and expects Nasdaq to delist its common stock on or about August 22, 2007. The delisting could adversely affect the Company's ability to obtain financing for the continuation of its operations and could result in the loss of confidence by investors.

Off-Balance Sheet Arrangements

As of June 30, 2007, the Company has outstanding a letter of credit in the amount of $250,000, which is used as security on the lease for the Company's laboratory and warehouse facility. The Company also has outstanding a letter of credit in the amount of $100,000, which is used as security on the lease for the Company's corporate headquarters and manufacturing facility.

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

Cautionary Statements for the Purposes of the "Safe Harbor" Provisions for "Forward-Looking Statements"

Certain statements contained in this report are "forward-looking statements" within the meaning of Section 27A of the Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are subject to risks, uncertainties and other factors, which could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Potential risks and uncertainties include, but are not limited to, the ability of the Company to consummate the Second Closing; the ability of the Company and/or DelSite to obtain sufficient funds to finance DelSite's proposed activities; the ability of DelSite to successfully exploit the Company's new drug delivery technology; the ability of the Company to successfully engage in research and development of other products; the adequacy of the Company's cash resources and cash flow from operations to finance its current operations; the Company's intention, plan or ability to repurchase shares of its outstanding Common Stock; the Company's ability to obtain the quantity or quality of raw materials it needs; the impact of the litigation expense on the Company's financial condition; the level of revenues generated with respect to future dealings with Mannatech and Natural Alternatives; the future levels of royalty income; the future levels of sales revenues; the impact on the Company's financial condition related to the recall of Alcohol-Free Mouth Wash; the ability of the Company to maintain compliance with debt covenants; the ability of the Company to refinance the credit facility, if necessary; the ability of the Company to maintain compliance with the Nasdaq Capital Market continued listing criteria; and the impact of governmental regulations. For further information about the risks, uncertainties and other factors that could cause the Company's results to differ materially from the results indicated by such forward-looking statements, refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2006.

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

Part II     OTHER INFORMATION

Item 1.     Legal Proceedings

On May 14, 2007, a lawsuit was filed in the Circuit Court of Jefferson County, Alabama for Pauline H. Thompson, as the Administratrix of the Estate of Pauline Sprayberry Gullege, Deceased vs. Carrington Laboratories, Inc., Medline Industries, Inc., and Fictitious Party Defendants. Plaintiff has alleged that they were damaged by the Company's Medline-labeled, alcohol-free mouthwash product and are seeking unspecified damages. The Company has $10.0 million of product liability insurance. The Company and its insurance carrier intend to defend against this claim.

On September 14, 2006, a lawsuit was filed in United States District Court for the Northern District of Illinois styled as Mutsumi Underwood, as Personal Administrator of the Estate of Ronald W. Underwood vs. Medline Industries, Inc. and Carrington Laboratories, Inc. Plaintiffs have alleged they were damaged by the Company's Medline-labeled, alcohol-free mouthwash product and are seeking an amount in excess of $75,000 in damages. On June 4, 2007, the case was settled for $2,500.00.

Item 1A.     Risk Factors

If we fail to obtain the capital necessary to fund our operations (including the anticipated funding of the second tranche of our private placement transaction), we may be forced to reduce or wind-down operations

Absent the closing of the second tranche of the private placement, we expect that our capital resources will be sufficient to fund the Company's operations through October 2007. Negotiations among the Company and the investors in the private placement have caused the closing of the second tranche to extend beyond the closing date required by the documents governing the private placement. There can be no assurance that the second tranche of the private placement will be consummated in a reasonable time frame or on terms acceptable to us.

As of August 13, 2007, we had unrestricted cash of approximately $0.5 million, which is expected to be sufficient to allow us to maintain our current and planned operations through October 2007. This does not, however, give us sufficient capital to carry on our business for the remainder of the current fiscal year as now conducted and proposed to be conducted or provide any reserves for outstanding obligations or anticipated wind-down expenses. Our current cash flow, together with the amounts we would receive, were we to liquidate all of our assets, after taking into account all anticipated uses of the cash, may not be sufficient to pay all amounts on or in respect of our obligations when such amounts are required to be paid.

We anticipate that we will continue to generate significant losses from operations for the foreseeable future, and that our business will require substantial additional investment that we have not yet secured. These conditions raise substantial doubt about our ability to continue as a going concern. The audit report prepared by our independent registered public accounting firm in connection with our financial statements for the year ended December 31, 2006 included an explanatory paragraph expressing the substantial doubt about our ability to continue as a going concern.

We may have to incur obligations in the ordinary course of business that are beyond our ability to pay as such obligations mature. We may be forced to file for reorganization or liquidation under the bankruptcy or reorganization laws of an appropriate jurisdiction as soon as October 2007 if the second tranche of the private placement or other financing in a sufficient amount cannot be consummated shortly.

We expect that our common stock will be delisted from NASDAQ, which limits the market for our common stock and could adversely affect the ability of our stockholders to resell our common stock.

We expect that our common stock will be delisted from the NASDAQ Capital Market for failure to maintain certain listing requirements. The stock may be less liquid and more volatile as a result, and it may be more difficult to raise new operating funds in the public market. Following such delisting, we expect that the common stock will be quoted only on the Over-the-Counter Bulletin Board and the ability of our stockholders to obtain liquidity and consistent market prices for our shares will likely be significantly impaired.

In addition, after such delisting, our common stock may constitute "penny stock" (as defined in Rule 3a51-1 promulgated under the Exchange Act) if it fails to meet certain criteria set forth in such Rule. Various practice requirements are imposed on broker-dealers who sell "penny stocks" to persons other than established customers and accredited investors. For these types of transactions, the broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transactions prior to sale. Consequently, the Rule may deter broker-dealers from recommending or selling our common stock, which could further affect the liquidity of the common stock.

We will need to raise additional financing, which may not be available on terms acceptable to us, if at all.

Assuming the consummation of the second tranche of our private placement occurs shortly, we anticipate that our existing capital resources will be adequate to fund our capital and operating requirements through February 2008. Our cash requirements may vary materially from those now planned. We may need to raise additional capital to fund our future operations. We have issued securities, including convertible debentures and warrants in recent financings which may make it more difficult to raise additional capital, if necessary. There can be no assurance that additional financing will be available when needed on terms acceptable to us, or at all. If additional funds are raised by issuing equity securities, further dilution to existing stockholders will result and future investors may be granted rights superior to those of existing stockholders.

Moreover, raising additional funds in the future may trigger the anti-dilution provisions in our outstanding debentures and warrants resulting in further dilution to existing stockholders. Insufficient funds may prevent us from implementing our business strategy or may require us to limit our operations significantly.

Our outstanding senior secured convertible debentures are subject to mandatory prepayments at the option of the holders thereof upon certain conditions, including the occurrence of an event of default or a breach of a financial covenant, which, if exercised, will have a material adverse effect on your financial condition and our business. The debenture financial covenants require the Company and its subsidiaries to maintain, on a consolidated basis, an aggregate revenue during the four completed preceding fiscal quarters, as determined in accordance with generally accepted accounting principles, of at least $23.5 million with respect to quarters in 2007 and at least $25 million thereafter. Additionally, the Company must maintain a Secured Debt Coverage Ratio of no less than 1. Upon the occurrence of an event of default or a breach of either of these financial covenants, such prepayment obligations are exercisable by the holders of the debentures at prepayment amounts for all or a portion of the outstanding principal at 115% of such principal amount plus all accrued and unpaid interest thereon and other applicable costs and expenses.

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

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

     (c)     Equity Securities Repurchase Program

In March 2001, the Board of Directors authorized the Company to repurchase up to one million shares of its outstanding Common Stock. The Company did not repurchase any shares of its outstanding Common Stock during the quarter ended June 30, 2007. The Company does not presently expect to repurchase shares under this program.

Item 4.     Submission of Matters to a Vote of Security Holders

     (a)     The annual meeting of the shareholders of the Company was held on May 17, 2007.

     (b)     Proxies were solicited by the Board of Directors of the Company pursuant to Regulation 14A under the Securities and Exchange Act of 1934; there was no solicitation in opposition to the Board of Directors' nominee for director as listed in the proxy statement; and such nominee was duly elected as reported below.

     (c)     Out of a total of 10,895,761 shares of the Company's common stock outstanding and entitled to vote, 9,541,283 shares were present in person or by proxy, representing approximately 87.6% of the outstanding shares.

The matter voted on by the shareholders, as fully described in the proxy statement for the annual meeting, was the election of a director. The following table presents the number of shares voted for, voted against, and withheld for each nominee for director.
NOMINEE FOR	NUMBER OF VOTES	NUMBER OF VOTES
DIRECTOR	FOR	WITHHELD

Thomas J. Marquez	9,196,055	345,228

The other six directors of the Company were elected to terms that did not expire at the 2007 annual meeting. R. Dale Bowerman, Edwin Meese, III and Ronald R. Blanck, D.O. are currently serving terms expiring in 2008.

The second matter voted on by the shareholders, as fully described in the proxy statement for the annual meeting, was a proposal to amend the Company's 2004 Stock Option Plan to increase the aggregate number of shares of Common Stock issuable under the plan from 500,000 to 2,000,000, and to increase the aggregate number of shares of Common Stock for which options may be granted to an employee during a calendar year from 50,000 to 300,000. The proposal was adopted with the holders of 2,347,848 shares voting in favor. The holders of 905,298 voted against the proposal, and the holders of 182,855 shares abstained from voting.

Item 6.     Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification.
31.2	Rule 13a-14(a)/15d-14(a) Certification.
32.1	Section 1350 Certification.
32.1	Section 1350 Certification.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARRINGTON LABORATORIES, INC. (Registrant)

Date: August 14, 2007	By:	/s/ Carlton E. Turner
Carlton E. Turner,
President and
Chief Executive Officer
(principal executive officer)

Date: August 14, 2007	By:	/s/ Robert W. Schnitzius
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