Form 10-Q
period 2007-09-30
CARRINGTON LABORATORIES INC /TX/
filed 2007-11-19
CIK 718007

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 0-11997
CARRINGTON LABORATORIES, INC.
(Exact name of registrant as specified in its charter)

Texas	75-1435663

(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)
2001 Walnut Hill Lane, Irving, Texas 75038
(Address of principal executive offices and Zip Code)
972-518-1300
(Registrant’s telephone number, including area code)
Not Applicable
(Former name, former address and former fiscal year, if changed since last report)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one)
Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of the registrant’s common stock outstanding as of November 8, 2007, was 10,951,103.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Carrington Laboratories, Inc.
Condensed Consolidated Balance Sheets
(Amounts in thousands)

	September 30,	December 31,
	2007	2006
	(unaudited)
ASSETS:
Current Assets:
Cash and cash equivalents	$3,253	$878
Cash, restricted	489	—
Accounts receivable, net	2,337	2,659
Inventories, net	3,786	3,405
Prepaid expenses	427	155

Total current assets	10,292	7,097

Property, plant and equipment, net	5,460	6,093
Customer relationships, net	55	199
Other assets, net	1,547	609

Total assets	$17,354	$13,998

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current Liabilities:
Line of credit	$2,000	$1,811
Accounts payable	2,572	1,324
Accrued liabilities	1,972	1,820
Current portion of long-term debt and capital lease obligations	1,088	203
Deferred revenue	610	903

Total current liabilities	8,242	6,061

Long-term debt and capital lease obligations, net of debt discount	8,272	3,745

Commitments and contingencies

Shareholders’ Equity:
Common stock	110	109
Capital in excess of par value	61,214	57,475
Accumulated deficit	(60,481)	(53,389)
Treasury stock at cost	(3)	(3)

Total shareholders’ equity	840	4,192

Total liabilities and shareholders’ equity	$17,354	$13,998

The accompanying notes are an integral part of these statements.

Carrington Laboratories, Inc.
Condensed Consolidated Statements of Operations (unaudited)
(Dollar amounts and shares in thousands, except per share amounts)

	Three Months Ended
	September 30,
	2007	2006
Revenues:
Net product sales	$5,609	$5,741
Royalty income	104	104
Grant income	776	811

Total revenues	6,489	6,656

Costs and expenses:
Cost of product sales	4,428	4,615
Selling, general and administrative	1,935	1,884
Research and development	151	171
Research and development-DelSite	1,300	1,503
Other income	(8)	(19)
Interest expense, net	932	266

Loss before income taxes	(2,249)	(1,764)
Benefit for income taxes	—	—

Net loss	$(2,249)	$(1,764)

Basic and diluted loss per share	$(0.21)	$(0.16)

Basic and diluted average shares outstanding	10,927	10,884
The accompanying notes are an integral part of these statements.

Carrington Laboratories, Inc.
Condensed Consolidated Statements of Operations (unaudited)
(Dollar amounts and shares in thousands, except per share amounts)

	Nine Months Ended
	September 30,
	2007	2006
Revenues:
Net product sales	$15,119	$18,848
Royalty income	312	312
Grant income	1,399	1,506

Total revenues	16,830	20,666

Costs and expenses:
Cost of product sales	12,418	15,257
Selling, general and administrative	5,724	5,652
Research and development	459	536
Research and development-DelSite	3,575	3,985
Other income	(25)	(36)
Interest expense, net	1,771	723

Loss before income taxes	(7,092)	(5,451)
Benefit for income taxes	—	—

Net loss	$(7,092)	$(5,451)

Basic and diluted loss per share	$(0.65)	$(0.50)

Basic and diluted average shares outstanding	10,912	10,843
The accompanying notes are an integral part of these statements.

Carrington Laboratories, Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)
(Dollar amounts in thousands)

	Nine Months Ended
	September 30,
	2007	2006
Cash flows used in operating activities:
Net loss	$(7,092)	$(5,451)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for bad debt	357	45
Provision for inventory obsolescence	122	135
Loss on disposal of property, plant and equipment	—	3
Depreciation and amortization	998	1,013
Interest expense related to debt discount	801	320
Amortization of deferred expenses	299	—
Share-based compensation expense	226	24
Changes in assets and liabilities:
Receivables	(36)	(570)
Inventories	(502)	93
Prepaid expenses	(272)	56
Other assets	(1,018)	124
Accounts payable and accrued liabilities	1,401	231
Deferred revenue	(293)	(351)

Net cash used in operating activities	(5,009)	(4,328)

Investing activities:
Proceeds from disposal of property, plant and equipment	—	7

Purchases of property, plant and equipment	(218)	(325)

Net cash used in investing activities	(218)	(318)

Financing activities:
Principal payments on debt and capital lease obligations	(155)	(155)
Retirement of Comerica line of credit	(1,811)	—
Line of credit borrowing	2,000	—
Issuances of common stock	57	223
Issuance of convertible debt	8,000	—

Net cash provided by financing activities	8,091	68

Net decrease in cash and cash equivalents	2,864	(4,578)
Cash and cash equivalents, beginning of period	878	6,262

Cash and cash equivalents, end of period	$3,742	$1,684

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$661	$382
Cash paid during the period for income taxes	$—	$—
Property, plant and equipment acquired under capital lease	$—	$112
The accompanying notes are an integral part of these statements.

Notes to Condensed Consolidated Financial Statements (unaudited)
(1) Condensed Consolidated Financial Statements:
The condensed consolidated balance sheet as of September 30, 2007, the condensed consolidated statements of operations for the three and nine month periods ended September 30, 2007 and 2006 and the condensed consolidated statements of cash flows for the nine month periods ended September 30, 2007 and 2006 of Carrington Laboratories, Inc., (the “Company”) have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments (which include all normal recurring adjustments) necessary to present fairly the consolidated financial position, results of operations and cash flows for all periods presented have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The results of operations for the nine month period ended September 30, 2007 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2007. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
The accompanying financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business. The Company incurred a net loss of $2.2 million and $7.1 million during the three and nine months ended September 30, 2007, respectively. As reflected in the accompanying consolidated financial statements and as the result of its significant investment in the research and development activities of DelSite, the Company incurred cumulative net losses of $12.9 million and used cash from operations of $6.3 million during the three years ended December 31, 2006. The Company projects a net loss for fiscal 2007. These conditions raise doubt about the Company’s ability to continue as a going concern.
Funding of the Company’s working capital requirements has resulted principally from operating cash flows, bank financing, advances on royalty payments under certain of its existing contracts and debt and equity financing. In November 2005, the Company closed a $5.0 million private placement of term notes, due in December 2009, and warrants, with 16 investors. In February 2007, Sabila Industrial, S.A., (“Sabila”), a wholly-owned subsidiary of the Company, entered into a revolving credit facility with Banco Nacional de Costa Rica for $2,990,000, which matures in February 2010, and under which, as of September 30, 2007, Sabila had borrowed $2.0 million. The outstanding amount is due and payable on March 27, 2008.
On April 25, 2007, the Company entered into a securities purchase agreement and agreed to pay cash transaction fees and issue seven-year warrants to a placement agent in connection with the private placement of senior secured convertible debentures and warrants to purchase the Company’s Common Stock. The first tranche of this transaction in the amount of $4,378,741 funded on April 27, 2007. The second tranche of $3,621,259 funded on August 27, 2007. These transactions are described throughout the footnotes.
The Company has $990,000 available under its Banco Nacional credit facility. The Company believes that the expected cash flows from operations and licensing agreements, expected revenues from government grant programs and the financing transactions described above will provide the funds necessary to service its existing indebtedness and finance its operations through February 2008.

There are currently no commitments in place for any additional debt or equity transactions, nor can assurances be given that such financing will be available. While the Company is working to raise the capital necessary to fund operations and achieve successful commercialization of the products under development, there can be no assurances in that regard. The financial statements do not include any adjustments that may arise as a result of this uncertainty.
In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the Company’s accompanying consolidated balance sheets is dependent upon continued operations of the Company, which in turn are dependent upon the Company’s ability to meet its financing requirements on a continuing basis, to maintain present financing, and to succeed in its future operations. The Company’s financial statements do not include any adjustment relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.
(2) New Pronouncements:
In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements.” This Statement defines fair value, establishes a framework for measuring fair value, and expands disclosure about fair value measurements. SFAS No. 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. The provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007, and will apply to the Company starting on its 2008 fiscal year. The Company anticipates no material effect from the adoption of SFAS No. 157.
In February 2007, the FASB issued SFAS No. 159 “Fair Value Option for Financial Assets and Financial Liabilities.” This statement’s objective is to reduce both complexity in accounting for financial instruments and volatility in earnings caused by measuring related assets and liabilities differently. This statement also requires information to be provided to the readers of financial statements to explain the choice to use fair value on earnings and to display the fair value of the assets and liabilities chosen on the balance sheet. This statement is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. The Company anticipates no material effect from the adoption of SFAS No. 159.
(3) Stock-Based Compensation:
The Company has adopted the Carrington Laboratories, Inc. 2004 Stock Option Plan and the Carrington Laboratories, Inc. 1995 Stock Option Plan under which the Company has granted nonqualified and incentive stock options to officers, employees, non-employee directors and consultants. Prior to January 1, 2006, the Company accounted for stock-based awards to employees under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations, as permitted by Statement of Financial Accounting Standard No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”).
Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004),“Share-Based Payment,” (“SFAS 123(R)”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS 123(R). The Company has applied the provisions of SAB 107 in our adoption of SFAS 123(R).

The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of that accounting standard as of January 1, 2006, the first day of the Company’s fiscal year 2006. The consolidated financial statements as of and for the three and nine months ended September 30, 2007, reflect the impact of SFAS 123(R). Stock-based compensation expense recognized under SFAS 123(R) for the nine months ended September 30, 2007, was $225,600. There was $24,000 of stock-based compensation expense related to employee stock options recognized during the nine months ended September 30, 2006.
There were 401,000 stock options granted during the nine months ended September 30, 2007.
The weighted average estimated grant date fair value, as defined by SFAS 123(R), for options granted under the Company’s stock option plan during the nine months ended September 30, 2007, was $1.12 per share.
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
Stock-based compensation expense recognized during a period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during that period. Stock-based compensation expense recognized in the statement of operations for the nine months ended September 30, 2007, included compensation expense for share-based payment awards granted on January 5, 2006, May 18, 2006, May 17, 2007 and July 19, 2007. The Company uses the straight-line method of attributing the value of stock-based compensation to expense. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. For the options granted on January 5, 2006, forfeitures were estimated at zero; for the options granted on May 18, 2006, forfeitures were estimated at 6%, for the options granted on May 17, 2007, forfeitures were estimated at zero, and for the option granted July 19, 2007, forfeitures were estimated at zero. Additionally, for all options granted in 2006 the vesting period is 50% after one year and the remainder after two years, while the vesting period for the options granted in 2007 is one third on the date of grant, one third after one year and the remaining third after two years. The contractual life of all of these options is 10 years and the source of the shares to be issued upon exercise will be from new shares.
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

	Risk-free	Expected	Expected	Expected
September 30,	Interest Rate	Life	Volatility	Dividends

2007	6.10%	5 years	66%	—
As of September 30, 2007, $241,400 of unrecognized compensation costs related to non-vested awards is expected to be recognized over the course of the following 22 months.
(4) Net Income (Loss) Per Share:
Basic Earnings Per Share (“EPS”) calculations are based on the weighted-average number of common shares outstanding during the period, while diluted EPS calculations are calculated using the weighted-average number of common shares plus dilutive common share equivalents outstanding during each period. The Company’s average closing price for the period is used to calculate the dilution of stock options in its EPS calculation.
The following data shows the amounts used in computing EPS and their effect on the weighted-average number of common shares and dilutive common share equivalents for the three months ended September 30, 2007 and 2006. At September 30, 2007, 2,024,298 common stock options and 13,364,617 warrants were excluded from the diluted EPS calculation, as their effect was antidilutive. At September 30, 2006, 1,727,031 common stock options and 5,400,000 warrants were excluded from the diluted EPS calculation, as their effect was antidilutive. The amounts are rounded to the nearest thousand, except per share amounts.

	For the three months ended			For the three months ended
	September 30, 2007			September 30, 2006
			Per			Per
	Loss	Shares	Share	Loss	Shares	Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic EPS:
Net loss available to common shareholders	$(2,249)	10,927	$(0.21)	(1,764)	10,884	$(0.16)
Effect of dilutive securities:
Stock options and warrants	0	0	0.00	0	0	0.00

Diluted EPS:
Net loss available to common shareholders plus assumed conversions	$(2,249)	10,927	$(0.21)	$(1,764)	10,884	$(0.16)

The following data shows the amounts used in computing EPS and their effect on the weighted-average number of common shares and dilutive common share equivalents for the nine months ended September 30, 2007 and 2006. At September 30, 2007, 2,024,298 common stock options and 13,364,617 warrants were excluded from the diluted EPS calculation as their effect was antidilutive. At September 30, 2006, 1,727,031 common stock options and 5,400,000 warrants were excluded from the diluted EPS calculation, as their effect was antidilutive. The amounts are rounded to the nearest thousand, except per share amounts.

	For the nine months ended			For the nine months ended
	September 30, 2007			September 30, 2006
			Per			Per
	Loss	Shares	Share	Loss	Shares	Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic EPS:
Net loss available to common shareholders	$(7,092)	10,912	$(0.65)	$(5,451)	10,843	$(0.50)
Effect of dilutive securities:
Stock options and warrants	0	0	0.00	0	0	0.00

Diluted EPS:
Net loss available to common shareholders plus assumed conversions	$(7,092)	10,912	$(0.65)	$(5,451)	10,843	$(0.50)

(5) Customer/Credit Concentration:
Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of trade accounts receivable. The Company’s customers are not concentrated in any specific geographic region but are concentrated in the health and personal care industry. Significant sales, defined as amounts in excess of ten percent (10%) of revenue, were made to three customers. Sales to Mannatech, Inc. (“Mannatech”), a customer in the Consumer Services Division, accounted for 27.7% and 9.9% of the Company’s total revenue during the quarter ended September 30, 2007 and 2006, respectively. Sales to Medline Industries, Inc. (“Medline”), a customer in the Medical Services Division, accounted for 24.9% and 28.2% of the Company’s total revenue during the quarter ended September 30, 2007 and 2006, respectively. A customer in the Consumer Services Division, Wormser (“Wormser”) accounted for 18.9% and 10.8% of the Company’s total revenue during the quarter ended September 30, 2007 and 2006, respectively.
Customers with significant accounts receivable balances as of September 30, 2007, defined as amounts in excess of ten percent (10%) of gross receivables included Medline, ($590,446), Mannatech, ($801,900) and Wormser ($666,508) of these amounts, $1,286,000 had been collected as of November 8, 2007.
(6) Inventories:
The following summarizes the components of inventory (in thousands):

	September 30,	December 31,
	2007	2006

Raw materials and supplies	$2,297	$2,478
Work-in-process	636	319
Finished goods	1,571	1,511
Less obsolescence reserve	(718)	(903)

Total	$3,786	$3,405

(7) Debt:
On April 25, 2007 the Company entered into an $8 million private placement of convertible debentures and common stock warrants with a group of institutional investors (the “Purchasers”). The first tranche of the private placement, in the amount of $4,378,741, funded on April 27, 2007. The second tranche of $3,621,259, funded on August 27, 2007.

At the closing of the first tranche of the private placement (the “First Closing”), the Company issued senior secured convertible debentures in the aggregate principal amount of $4,378,741 (the “First Closing Debentures”) and warrants to purchase 1,633,859 shares of Common Stock (the “Series D-1 Warrants”), warrants to purchase 1,351,216 shares of Common Stock (the “Series D-2 Warrants”). At the closing of the second tranche of the private placement (the “Second Closing”), the Company issued senior secured convertible debentures in the aggregate principal amount of $3,621,259 (the “Second Closing Debentures”) and warrants to purchase 2,500,000 shares of Common Stock (the “Series D-3 Warrants”). As a result of the second closing the Series D-2 warrants that were issued in the first closing were cancelled and replacement D-2 warrants to purchase 3,394,930 shares of Common Stock were issued.
The First Closing Debentures are convertible into shares of the Company’s common stock at a conversion price of $2.01. The Second Closing Debentures have a conversion price of $0.80. The conversion price for the Debentures is subject to adjustment for stock splits, stock dividends, combinations, distributions of assets or evidence of indebtedness, mergers, consolidations, sales of all or substantially all assets, tender offers, exchange offers, reclassifications or compulsory share exchanges. In addition, subject to certain exceptions, the conversion price for the Debentures is subject to anti-dilution adjustments from time to time if the Company issues its common stock or convertible securities at a price below the then current conversion price for the Debentures or the then current market price of its Common Stock.
The Debentures bear interest at the rate of ten percent per annum. Interest is payable quarterly on the last day of the quarter. The original principal amount of the Debentures is to be repaid in 30 equal monthly installments of $266,667 beginning on October 26, 2007 and ending on March 1, 2010, at which time any remaining amounts under the Debentures will be due. Payments of principal and interest may be made in cash or, at the option of the Company if certain equity conditions are satisfied, in shares of Common Stock. If principal or interest is paid in shares of common stock, the price per share will be at a 20% discount to the volume-weighted average trading price for the 20 trading days preceding the payment date and the Company will be required to make such stock payment 21 days prior to the date such principal or interest is due.
The Company may, under certain circumstances, redeem the Debentures for cash equal to 115% of the aggregate outstanding principal amount plus any accrued and unpaid interest. If the Company elects to redeem the Debentures, upon such redemption certain warrants issued to the investors (the “Series E Warrants”) will become exercisable for the number of shares of the Company’s Common Stock into which the Debentures are convertible at the time of such redemption.
The Debentures are convertible at the option of the holders into shares of the Company’s common stock at any time at the conversion price. If at any time following the one year anniversary of the effective date of the Registration Statement, the volume-weighted average trading price per share of common stock for any 20 consecutive trading days exceeds 200% of the conversion price, then, if certain equity conditions are satisfied, the Company may require the holders of the Debentures to convert all or any part of the outstanding principal into shares of common stock at the conversion price. The Debentures contain certain limitations on optional and mandatory conversion.

The Debentures contain certain covenants and restrictions, including, among others, the following (for so long as any Debentures remain outstanding):
•	the Company must maintain a trailing 12-month revenue of at least $23.5 million for each fiscal quarter during 2007 and a trailing 12-month revenue of at least $25 million for each fiscal quarter thereafter and the Company shall have a secured debt coverage ratio with respect to the Debentures of no less than 1;

•	if a change of control of the Company occurs, the holders may elect to require the Company to purchase the Debentures for the greater of (i) the Black Scholes value of the unconverted portion of the Debentures on the date of such election and (ii) 120% of the outstanding principal amount plus any accrued and unpaid interest; and

•	the Company and its subsidiaries may not issue any common stock or common stock equivalents with an effective price or number of underlying shares that floats or resets or otherwise varies or is subject to adjustment based on market price of the Common Stock.
The Series D-1 Warrants entitle the holders thereof to purchase up to an aggregate of 1,633,859 shares of the Company’s Common Stock at a price of $2.01 per share. The Series D-2 Warrants entitle the holders thereof to purchase up to an aggregate of 3,394,930 shares of the Company’s Common Stock at a price of $0.80. The Series D-3 warrants entitle the holders thereof to purchase up to an aggregate of 2,500,000 shares of the Company’s Common Stock at a price of $0.80. The Series D Warrants are exercisable for a period beginning six months from the date of the First Closing and ending on the seventh anniversary of the date of such warrants. The exercise price and the number of shares underlying these warrants are subject to adjustment for stock splits, stock dividends, combinations, distributions of assets or evidence of indebtedness, mergers, consolidations, sales of all or substantially all assets, tender offers, exchange offers, reclassifications or compulsory share exchanges. In addition, subject to certain exceptions, the exercise price and number of shares underlying the Series D Warrants are subject to anti-dilution adjustments from time to time if the Company issues its common stock or convertible securities at below the then current exercise price for the Series D Warrants or the then current market price of the Company’s Common Stock.
If a change of control of the Company occurs, the holders may elect to require the Company to purchase the Series D Warrants for a purchase price equal to the Black-Scholes value of the remaining unexercised portion of the Series D Warrant.
The Series E Warrants will initially not be exercisable for any shares. In the event that the Company redeems any of the First Closing Debentures, the Series E-1 Warrants will become exercisable at such time into the number of shares for which the First Closing Debentures being redeemed are convertible at such time. The exercise price for the Series E-1 Warrants is $2.01 per share. In the event that the Company redeems any of the Second Closing Debentures, the Series E-2 Warrants will become exercisable at such time into the number of shares for which the Second Closing Debentures being redeemed are convertible at such time. The exercise price for the Series E-2 Warrants is $0.80 per share. The exercise price and the number of shares underlying these warrants are subject to adjustment for stock splits, stock dividends, combinations, distributions of assets or evidence of indebtedness, mergers, consolidations, sales of all or substantially all assets, tender offers, exchange offers, reclassifications or compulsory share exchanges. In addition, subject to certain exceptions, the exercise price and number of shares underlying the Series E Warrants are subject to anti-dilution adjustments from time to time if the Company issues its common stock or convertible securities at a price below the then current exercise price for the Series E Warrants or the then current market price of the Company’s Common Stock.

If a change of control of the Company occurs, the holders may elect to require the Company to purchase the Series E Warrants for a purchase price equal to the Black-Scholes value of the remaining unexercised portion of the Series E Warrant.
The net proceeds of the private placement were approximately $7 million, after deducting placement fees and other offering-related expenses. In connection with the private placement, the Company and its United States subsidiaries entered into a Security Agreement (the “Security Agreement”) and a Pledge Agreement (the “Pledge Agreement”), each dated April 26, 2007, with the Purchasers. In the Pledge Agreement, the subsidiaries pledged their capital stock and assets as security for the debentures. In addition, the Company’s United States subsidiaries entered into a Guaranty, dated April 26, 2007 (the “Guaranty”), with the Purchasers, in which the subsidiaries guarantee the repayment of the debentures. Also, on April 24, 2007, the Company entered into Amendment No. 2 to Amended and Restated Rights Agreement, with American Stock Transfer & Trust as rights agent, which amended the terms of the Amended and Restated Rights Agreement to prevent the private placement from triggering the exercisability of rights to purchase shares of the Company’s Series D Preferred Stock.
The Company issued placement agent warrants in the First Closing that entitle the holders thereof to purchase up to an aggregate of 141,601 shares of the Company’s Common Stock at a price of $2.01 per share (the “Series F-1 Warrants”). At the Second Closing, the Company issued additional placement agent warrants to purchase 294,227 shares of the Company’s Common Stock at a price of $0.80 per share the (“Series F-2 Warrants”). The Series F Warrants are exercisable for a period beginning six months from the date of the First Closing and ending on the fifth anniversary of the date of such warrants. The exercise price and the number of shares underlying these warrants are subject to adjustment for stock splits, stock dividends, combinations, distributions of assets or evidence of indebtedness, mergers, consolidations, sales of all or substantially all assets, tender offers, exchange offers, reclassifications or compulsory share exchanges. In addition, subject to certain exceptions, the exercise price and number of shares underlying the Series F Warrants are subject to anti-dilution adjustments from time to time if the Company issues its common stock or convertible securities at below the then current exercise price for the Series F Warrants or the then current market price of the Company’s Common Stock. If a change of control of the Company occurs, the holders may elect to require the Company to purchase the Series F Warrants for a purchase price equal to the Black-Scholes value of the remaining unexercised portion of the Series F Warrants. The Series F Warrants may be exercised on a cashless basis at the option of the holder.
The Company allocated the proceeds from the its debt issuances between debentures and warrants (based upon their relative fair values) by allocating proceeds first to the fair value of the warrants and conversion feature, both of which were recorded as additional paid in capital on the Company’s balance sheet. In the case of the warrants, the fair value was determined using the Black-Scholes method. In the case of the conversion feature, the fair value was determined using a binomial option valuation method.
The remaining proceeds were allocated to the debt instrument, with the difference between the face value of the note and allocated value recorded as original issue discount. The original issue discount will be amortized as interest expense over the life of the note, using the effective interest rate method. As of September 30, 2007, there was $8,000,000 outstanding on the notes with an associated debt discount of $2,837,000 for a net balance of $5,163,000.
Prior to the closing of the first tranche of the private placement, the Company had a credit facility with Comerica Bank Texas (“Comerica”) that provided for borrowings for up to $3 million based on the level of qualified accounts receivable and inventory. The credit facility was collateralized by accounts receivable and inventory. Borrowings under the credit facility bore interest at the banks prime rate plus 0.5%. As of April 27, 2007, the Company’s indebtedness under the facilities was extinguished from the proceeds of the First Closing as discussed above.
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
The loan agreement contains customary representations, warranties and covenants. Under the terms of the agreement, Sabila may borrow amounts at its discretion, with each advance under the credit facility considered a separate loan with a six-month maturity date. Borrowings under the facility must be reduced to zero for a minimum of two consecutive weeks in each twelve-month period during the term of the facility. Borrowings under the facility will be used for the general corporate purposes of Sabila and its affiliates, but loans under the facility are non-recourse to the Company.
On August 13, 2007, the $2.0 million outstanding under the revolving credit facility with Banco Nacional de Costa Rica matured and became due and Banco Nacional de Costa Rica agreed to renew the $2.0 million, under the same credit facility, for another six-month period.
On September 7, 2007, Sabila paid Banco Nacional $2,000,000, reducing the outstanding balance on the credit facility to zero, and left the balance at zero for the required two week period. On September 26, 2007, Sabila borrowed $2,000,000 under the credit facility. The outstanding amount is due and payable on March 27, 2008.
As of September 30, 2007, there was $2,000,000 outstanding on the credit facility with $990,000 of credit available for operations.
In December 2005, the Company entered into a settlement agreement with Swiss-American Products, Inc. (“Swiss-American”) and G. Scott Vogel to resolve all claims related to a lawsuit filed by Swiss-American in June 2001. The settlement agreement provided for, among other things, the issuance of a promissory note in favor of Swiss-American with an original principal balance of $400,000. The note bears interest at the rate of 6.0% per annum, payable quarterly in arrears, and all outstanding principal is due and payable in full, subject to certain mandatory prepayments discussed below, on December 20, 2009. The note requires mandatory prepayment of all principal and interest in the event that the holder of such note exercises its Series C Warrant, which was also issued as part of the settlement agreement, in full. The note is subordinate to the First Closing Debentures and certain other indebtedness and, upon their issuance, will also be subordinate to the Second Closing Debentures. As of September 30, 2007, there was $400,000 outstanding on the note.
In November 2005, the Company sold $5,000,000 aggregate principal amount of 6.0% subordinated notes. The notes mature, subject to certain mandatory prepayments discussed below, on November 18, 2009. Interest on the notes is payable quarterly in arrears. The notes require mandatory prepayment of all principal and interest in the event that the holder of such note exercises its Series A Warrant, which was also issued as part of the transaction, in full. The notes are subordinate to the First Closing Debentures, the Second Closing Debentures and certain other indebtedness. As of September 30, 2007, there was $5,000,000 outstanding on the notes with an associated debt discount of $1,851,000 for a net balance of $3,149,000.
In September 2004, the Company received a loan of $350,000 from Bancredito, a Costa Rica bank, with interest and principal to be repaid in monthly installments over eight years. The interest rate on the loan is the U.S. Prime Rate plus 2.5% (10.25% at September 30, 2007). As of September 30, 2007, there was $249,011 outstanding on the loan.
In March 2003, the Company received a loan of $500,000 from Bancredito, a Costa Rica bank, with interest and principal to be repaid in monthly installments over eight years. The interest rate on the loan is the U.S. Prime Rate plus 2.0% (9.75% at September 30, 2007). As of September 30, 2007, there was $259,480 outstanding on the loan. Both of the loans through Bancredito are secured by land and equipment in Costa Rica (with a carrying value of approximately $650,000).
(8)	Income Taxes:
The tax effects of temporary differences including net operating loss carryforwards have given rise to net deferred tax assets. At September 30, 2007 and December 31, 2006, the Company provided a valuation allowance against the entire balance of the net deferred tax assets due to the uncertainty as to the realization of the asset. At December 31, 2006, the Company had net operating loss carryforwards of approximately $40.7 million for federal income tax purposes, which begin to expire in 2009, and research and development tax credit carryforwards of approximately $174,000, all of which are available to offset federal income taxes due in current and future periods. For the three and nine month periods ended September 30, 2007 and 2006, the Company recognized no benefit for income taxes.
For the three and nine month periods ended September 30, 2007, and September 30, 2006, respectively, the Company incurred no foreign income tax expense.
(9)	Contingencies:
From time to time in the normal course of business, the Company is a party to various matters involving claims or possible litigation. Management believes the ultimate resolution of these matters will not have a material adverse effect on the Company’s financial position or results of operations.
(10)	Commitments:
In December 2002, the Company purchased certain assets of the Custom Division of Creative Beauty Innovations, Inc. (“CBI”). As part of the purchase price for the acquired assets, for the five-year period ending in December 2007, the Company agreed to pay CBI an amount equal to 9.0909% of the Company’s net sales up to $6,600,000 per year and 8.5% of the Company’s net sales over $6,600,000 per year of CBI products to CBI’s transferred customers. The Company recorded royalty expense of $25,000 related to the sale of CBI products to CBI’s transferred customers in the quarter ended September 30, 2007.
(11)	Reportable Segments:
The Company operates in three reportable segments: 1) Medical Services Division, which sells a comprehensive line of wound and skin care medical products through distributors and provides manufacturing services to customers in medical products markets; 2) Consumer Services Division, which provides bulk raw materials, finished products and manufacturing services to customers in the cosmetic and nutraceutical markets and 3) DelSite Biotechnologies, Inc. (“DelSite”), a research and development subsidiary responsible for the development of the Company’s proprietary GelSite® technology for controlled release and delivery of bioactive pharmaceutical ingredients.
The Company evaluates performance and allocates resources based on profit or loss from operations before income taxes.
Assets which are used in more than one segment are reported in the segment where the predominant use occurs. Total cash for the Company is included in the Corporate assets figure.
Reportable Segments (in thousands)

	Medical	Consumer
	Services	Services	DelSite	Corporate	Total

Quarter ended September 30, 2007
Revenues from external customers	$1,946	$3,767	$776	$—	$6,489
Income (loss) before income taxes	(1,098)	(627)	(524)	—	(2,249)
Identifiable assets	4,239	5,781	2,001	5,243	17,264
Capital expenditures	12	26	—	9	47
Depreciation and amortization	10	195	124	—	330

Quarter ended September 30, 2006
Revenues from external customers	$2,265	$3,580	$811	$—	$6,656
Income (loss) before income taxes	(951)	(121)	(692)	—	(1,764)
Identifiable assets	5,098	7,614	1,545	2,685	16,942
Capital expenditures	6	38	109	—	153
Depreciation and amortization	15	219	127	—	361

Nine months ended September 30, 2007
Revenues from external Customers	$6,303	$9,128	$1,399	$—	$16,830
Income (loss) before income Taxes	(4,319)	(598)	(2,175)	—	(7,092)
Capital expenditures	24	115	79	—	218
Depreciation and amortization	31	594	373	—	998

Nine months ended September 30, 2006
Revenues from external customers	$6,695	$12,465	$1,506	$—	$20,666
Income (loss) before income taxes	(2,658)	(314)	(2,479)	—	(5,451)
Capital expenditures	86	121	118	—	325
Depreciation and amortization	45	608	360	—	1,013

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
BACKGROUND
The Company is a research-based biopharmaceutical, medical device, raw materials and nutraceutical company engaged in the development, manufacturing and marketing of naturally-derived complex carbohydrates and other natural product therapeutics for the treatment of major illnesses, the dressing and management of wounds and nutritional supplements. The Company is comprised of three business segments. The Company generates revenues through the sales of prescription and non-prescription medical products through its Medical Services Division. It also generates revenues through the sales of consumer and bulk raw material nutritional products and sales of specialized product development and manufacturing services to customers in the cosmetic and nutraceutical markets through its Consumer Services Division. In addition, the Company generates revenues from research grant awards and licensing agreements through its DelSite subsidiary that is engaged in the research, development and marketing of the Company’s proprietary GelSite® technology for controlled release and delivery of bioactive pharmaceutical ingredients.
Products sold through the Medical Services Division include hydrogels, wound cleansers, hydrocolloids, advanced wound covering products, incontinence-care products and two lines of condition-specific products. Many products sold through this division contain the Company’s proprietary, medical-grade raw material, Acemannan Hydrogel™. The Company regularly engages in development projects to create line extensions and other new products for this category. Products sold through the Consumer Services Division include Manapol® and other proprietary and non-proprietary raw materials sold to nutraceutical and cosmetic customers; nutritional products sold under the AloeCeuticals® brand; skin care products sold under the Snow or Sun™ brand and private-labeled products manufactured to customer specifications, including powders, creams, liquids, gels, lotions, drinks, tablets and capsules for various customers.
Prior to 1996, the Company generated most of its revenues from product sales in its Medical Services Division. In 1996, the Company launched its line of raw materials, including Manapol® powder, through its Consumer Services Division. In 2000, the Company entered into a five-year Distributor and License Agreement with Medline granting Medline exclusive rights to distribute the Company’s wound care products in the U.S. In 2001, the Company created its specialty manufacturing group to provide services to cosmetic, nutraceutical and medical markets. In December 2002, the Company acquired the assets of the custom division of CBI, which substantially increased revenues for the Consumer Services Division. In 2006 approximately 32% of the Company’s revenues were generated through product sales and royalties in its Medical Services Division, 61% through sales of products and services in its Consumer Services Division and 7% through U.S. Federal grant income in its DelSite research and development subsidiary.
For the quarter ended September 30, 2007, significant sales, defined as amounts in excess of ten percent (10%) of revenue, were made to three customers. Sales to Mannatech, a customer in the Consumer Services Division, accounted for 27.7% and 9.9% of the Company’s total revenue during the quarter ended September 30, 2007 and 2006, respectively. Sales to Medline, a customer in the Medical Services Division, accounted for 24.9% and 28.2% of the Company’s total revenue during the quarter ended September 30, 2007 and 2006, respectively. A customer in the Consumer Services Division, Wormser accounted for 18.9% and 10.8% of the Company’s total revenue during the quarter ended September 30, 2007 and 2006, respectively.

Effective April 9, 2004, the Company entered into an amendment to the Medline Distributor and License Agreement which, among other things, extended the term of the Distributor and License Agreement, and the accompanying Supply Agreement, through November 30, 2008. On August 31, 2007, the Company entered into a second amendment to the Medline Supply Agreement, which, among other things, extended the term of the Agreement through November 30, 2009. On January 25, 2007, the Company and Mannatech entered into a three-year Supply and Trademark Licensing Agreement. The agreement calls for minimum purchase quantities from Mannatech at fixed price levels. See “Liquidity and Capital Resources.”
The Company’s wholly-owned subsidiary, DelSite, operates independently from the Company’s other research and development program and is responsible for the research, development and marketing of the Company’s proprietary GelSite® technology for controlled release and delivery of bioactive pharmaceutical ingredients. The Company’s Gelsite® polymer technology is the basis for its GelVac™ Nasal Powder vaccine delivery system, a novel polysaccharide that turns from a powder to a gel upon contact with the nasal fluids, resulting in controlled release and increased nasal residence time of vaccine antigens. Additional revenues to the Company arise from time to time through research grants awarded to DelSite.
In March 2004, the National Institute of Allergy and Infectious Diseases (“NIAID”) awarded a Small Business Innovation Research (“SBIR”) Biodefense Grant to DelSite of $888,000 over two years, which funded development of nasal vaccine delivery formulations including the GelVacTM intranasal powder vaccine delivery platform technology. In January 2006, DelSite received a nine-month extension of time to complete the approved work under this grant. In November 2006, DelSite received the permission to further extend the grant to May 2007 at which time the work was completed. In October 2004, NIAID awarded DelSite a three year, $6 million grant to develop an inactivated influenza nasal powder vaccine against the H5N1 strain commonly known as avian or bird flu. The grant was awarded under a biodefense and SARS product development initiative and is funding a three-year preclinical program utilizing the Company’s proprietary GelVacTM nasal powder delivery system. In August 2007, DelSite applied for and received an extension of time until August 2008 to complete the work under this grant.
LIQUIDITY AND CAPITAL RESOURCES
The Company’s financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business. As reflected in the accompanying consolidated financial statements and as the result of its significant investment in the research and development activities of DelSite, the Company incurred cumulative net losses of $12.9 million and used cash from operations of $6.3 million during the three years ended December 31, 2006. In the first nine months of 2007, the Company incurred net losses of $7,092,000 and used cash from operations of $5,009,000. The Company currently consumes cash in the normal course of its operations at the rate of approximately $1,800,000 to $2,200,000 per quarter.
The Company’s net cash requirements for the period October 1, 2007 through June 30, 2008 are projected to be approximately $3.4 million. During this period it is anticipated that $2.6 million will be needed to fund net DelSite expenses for research and development work on its proprietary drug delivery systems. In addition, it is anticipated that $1.5 million will be needed to fund operating losses in the Company’s Medical Services and Consumer Services divisions, $0.5 million will be needed for ongoing investment in capital equipment and $3.0 million for debt service. These cash requirements will be partially offset by the $3.3 million existing cash balance at September 30, 2007. The Company’s current cash balances are expected to last until February 2008. Based on current estimates, the Company believes that it will need to raise approximately $8.0 million in additional capital to meet its operating and research and development needs through the end of 2008.
The Company depends on operating cash flows, bank financing, financings through private placement of debt securities, advances on royalty payments under certain of its existing contracts and equity financing to fund its operations, capital projects and research and development projects. The Company also is seeking additional grant awards and other potential collaborative or sponsorship funding for DelSite projects and potential licensing revenues from DelSite projects. The Company is also reviewing options to sell certain of its non-strategic assets to generate cash to fund its operations.
While the Company intends to pursue opportunities to obtain additional financing in the future through equity and debt financings, research and development grants and collaborative research arrangements, the source, timing and availability of any future financing or other arrangement will depend principally upon market conditions and, more specifically, on the Company’s ability to replace lost sales volumes in its Consumer Services Division and on progress in its DelSite subsidiary on preclinical and future clinical development programs and pursuit of licensing arrangements. Funding may not be available when needed, at all, or on terms acceptable to the Company. Default under any of the Company’s debt or lease obligations could shorten the length of such time period. Lack of necessary funds may require us to further delay, scale back or eliminate some or all of our research and product development programs and/or our capital expenditures or to license our potential products or technologies to third parties.
Cash as of September 30, 2007 was $3,742,000 versus $878,000 at December 31, 2006, an increase of $2,864,000. The Company recorded a $2,369,000 increase in cash from the First Closing of the $8 million private placement transaction, including debt discount and a $3,371,000 increase in cash, including debt discount from the Second Closing. This financing was primarily offset by operating losses of $7,092,000 ($4,288,000 net of non-cash expenses) and $942,000 favorable changes in other working capital accounts. The Company also used $218,000 in cash for capital expenditures during the first nine months of 2007.
On January 25, 2007, the Company and Mannatech entered into a three-year Supply and Trademark Licensing Agreement. The agreement calls for an aggregate minimum quantity purchased from the Company by Mannatech at fixed price levels. We expect the first year minimum sales amount under the Mannatech agreement to be approximately $4.4 million and the second year minimum sales amount to be $4.7 million. Revenues from Mannatech under the agreement for the nine months ended September 30, 2007, were $3,780,000. This was a decrease of $1,027,000, as compared to revenues from Mannatech and Natural Alternatives of $4,807,000 for the same period in the prior year and represents the minimum purchases under the agreement to date for 2007.
On April 25, 2007 the Company entered into an $8 million private placement of convertible debentures and common stock warrants with a group of institutional investors (the “Purchasers”). The first tranche of the private placement, in the amount of $4,378,741, funded on April 27, 2007. The second tranche of $3,621,259 funded on August 27, 2007.
At the closing of the First Tranche, the Company issued First Closing Debentures in an aggregate principal amount of $4,378,741, Series D-1 warrants to purchase 1,633,859 shares of Common Stock and Series D-2 Warrants to purchase 1,351,216 shares of Common Stock. At the Second Closing, the Company issued Second Closing Debentures in the aggregate principal amount of $3,621,259 and Series D-3 warrants to purchase 2,500,000 shares of Common Stock. As a result of the second closing, the Series D-2 Warrants that were issued in the first closing were cancelled and replacement D-2 warrants to purchase 3,394,930 shares of Common Stock were issued.
The First Closing Debentures are convertible into shares of the Company’s common stock at a conversion price of $2.01. The Second Closing Debentures have a conversion price of $0.80. The conversion price for the Debentures is subject to adjustment for stock splits, stock dividends, combinations, distributions of assets or evidence of indebtedness, mergers, consolidations, sales of all or substantially all assets, tender offers, exchange offers, reclassifications or compulsory share exchanges. In addition, subject to certain exceptions, the conversion price for the Debentures is subject to anti-dilution adjustments from time to time if the Company issues its common stock or convertible securities at a price below the then current conversion price for the Debentures or the then current market price of its Common Stock.
The Debentures bear interest at the rate of ten percent per annum.  Interest is payable quarterly beginning on June 30, 2007. The original principal amount of the Debentures is to be repaid in 30 equal monthly installments beginning on October 26, 2007 and ending on March 1, 2010, at which time any remaining amounts under the Debentures will be due. Payments of principal and interest may be made in cash or, at the option of the Company if certain equity conditions are satisfied, in shares of Common Stock. If principal or interest is paid in shares of common stock, the price per share will be at a 20% discount to the volume-weighted average trading price for the 20 trading days preceding the payment date and the Company will be required to make such stock payment 21 days prior to the date such principal or interest is due.
The Company may, under certain circumstances, redeem the Debentures for cash equal to 115% of the aggregate outstanding principal amount plus any accrued and unpaid interest. If the Company elects to redeem the Debentures, upon such redemption the Series E Warrants will become exercisable for the number of shares of the Company’s Common Stock into which the Debentures are convertible at the time of such redemption.
The Debentures are convertible at the option of the holders into shares of the Company’s common stock at any time at the conversion price. If at any time following the one year anniversary of the effective date of the Registration Statement, the volume-weighted average trading price per share of common stock for any 20 consecutive trading days exceeds 200% of the conversion price, then, if certain equity conditions are satisfied, the Company may require the holders of the Debentures to convert all or any part of the outstanding principal into shares of common stock at the conversion price. The Debentures contain certain limitations on optional and mandatory conversion.
The Company allocated the proceeds from the its debt issuances between debentures and warrants (based upon their relative fair values) by allocating proceeds first to the fair value of the warrants and conversion feature, both of which were recorded as additional paid in capital on the Company’s balance sheet.  In the case of the warrants, the fair value was determined using the Black-Scholes method.  In the case of the conversion feature, the fair value was determined using a binomial option valuation method.
The remaining proceeds were allocated to the debt instrument, with the difference between the face value of the note and allocated value recorded as original issue discount. The original issue discount will be amortized as interest expense over the life of the note, using the effective interest rate method. As of September 30, 2007, there was $8,000,000 outstanding on the notes with an associated debt discount of $2,837,000 for a net balance of $5,163,000.

The Debentures contain certain covenants and restrictions, including, among others, the following (for so long as any Debentures remain outstanding):
•	the Company must maintain a trailing 12-month revenue of at least $23.5 million for each fiscal quarter during 2007 and a trailing 12-month revenue of at least $25 million for each fiscal quarter thereafter and the Company shall have a secured debt coverage ratio with respect to the Debentures of no less than 1;

•	if a change of control of the Company occurs, the holders may elect to require the Company to purchase the Debentures for the greater of (i) the Black Scholes value of the unconverted portion of the Debentures on the date of such election and (ii) 120% of the outstanding principal amount plus any accrued and unpaid interest; and

•	the Company and its subsidiaries may not issue any common stock or common stock equivalents with an effective price or number of underlying shares that floats or resets or otherwise varies or is subject to adjustment based on market price of the Common Stock.
The Company was in compliance with these covenants at September 30, 2007.
The Series D-1 Warrants entitle the holders thereof to purchase up to an aggregate of 1,633,859 shares of the Company’s Common Stock at a price of $2.01 per share. The Series D-2 Warrants entitle the holders thereof to purchase up to an aggregate of 3,394,930 shares of the Company’s Common Stock at a price of $0.80. The Series D-3 warrants entitle the holders thereof to purchase up to an aggregate of 2,500,000 shares of the Company’s Common Stock at a price of $0.80. The Series D Warrants are exercisable for a period beginning six months from the date of the First Closing and ending on the seventh anniversary of the date of such warrants.  The exercise price and the number of shares underlying these warrants are subject to adjustment for stock splits, stock dividends, combinations, distributions of assets or evidence of indebtedness, mergers, consolidations, sales of all or substantially all assets, tender offers, exchange offers, reclassifications or compulsory share exchanges. In addition, subject to certain exceptions, the exercise price and number of shares underlying the Series D Warrants are subject to anti-dilution adjustments from time to time if the Company issues its common stock or convertible securities at below the then current exercise price for the Series D Warrants or the then current market price of the Company’s Common Stock.
If a change of control of the Company occurs, the holders may elect to require the Company to purchase the Series D Warrants for a purchase price equal to the Black-Scholes value of the remaining unexercised portion of the Series D Warrant.
The Series E Warrants will initially not be exercisable for any shares. In the event that the Company redeems any of the First Closing Debentures, the Series E-1 Warrants will become exercisable at such time into the number of shares for which the First Closing Debentures being redeemed are convertible at such time. The exercise price for the Series E-1 Warrants is $2.01 per share. In the event that the Company redeems any of the Second Closing Debentures, the Series E-2 Warrants will become exercisable at such time into the number of shares for which the Second Closing Debentures being redeemed are convertible at such time. The exercise price for the Series E-2 Warrants is $0.80 per share. The exercise price and the number of shares underlying these warrants are subject to adjustment for stock splits, stock dividends, combinations, distributions of assets or evidence of indebtedness, mergers, consolidations, sales of all or substantially all assets, tender offers, exchange offers, reclassifications or compulsory share exchanges. In addition, subject to certain exceptions, the exercise price and number of shares underlying the Series E Warrants are subject to anti-dilution adjustments from time to time if the Company issues its common stock or convertible securities at a price below the then current exercise price for the Series E Warrants or the then current market price of the Company’s Common Stock.
If a change of control of the Company occurs, the holders may elect to require the Company to purchase the Series E Warrants for a purchase price equal to the Black-Scholes value of the remaining unexercised portion of the Series E Warrant.
The net proceeds of the private placement were approximately $7 million, after deducting placement fees and other offering-related expenses.  In connection with the private placement, the Company and its United States subsidiaries entered into a Security Agreement (the “Security Agreement”) and a Pledge Agreement (the “Pledge Agreement”), each dated April 26, 2007, with the Purchasers. In addition, the Company’s United States subsidiaries entered into a Guaranty, dated April 26, 2007 (the “Guaranty”), with the Purchasers. Also, on April 24, 2007, the Company entered into Amendment No. 2 to Amended and Restated Rights Agreement, with American Stock Transfer & Trust as rights agent, which amended the terms of the Amended and Restated Rights Agreement to prevent the private placement from triggering the exercisability of rights to purchase shares of the Company’s Series D Preferred Stock.
The Company issued to the placement agent Series F-1 Warrants in the First Closing that entitle the holders thereof to purchase up to an aggregate of 141,601 shares of the Company’s Common Stock at a price of $2.01 per share. At the Second Closing, the Company issued to the placement agent Series F-2 Warrants to purchase 294,227 shares of the Company’s Common Stock at a price of $0.80 per share. The Series F Warrants are exercisable for a period beginning six months from the date of the First Closing and ending on the fifth anniversary of the date of such warrants.  The exercise price and the number of shares underlying these warrants are subject to adjustment for stock splits, stock dividends, combinations, distributions of assets or evidence of indebtedness, mergers, consolidations, sales of all or substantially all assets, tender offers, exchange offers, reclassifications or compulsory share exchanges. In addition, subject to certain exceptions, the exercise price and number of shares underlying the Series F Warrants are subject to anti-dilution adjustments from time to time if the Company issues its common stock or convertible securities at below the then current exercise price for the Series F Warrants or the then current market price of the Company’s Common Stock. If a change of control of the Company occurs, the holders may elect to require the Company to purchase the Series F Warrants for a purchase price equal to the Black-Scholes value of the remaining unexercised portion of the Series F Warrants. The Series F Warrants may be exercised on a cashless basis at the option of the holder.
The documents governing the securities issued in the private placement contain the following provisions which may make it difficult for the Company to raise additional funds through future debt or equity offerings:
•	until the effective date of a registration statement (the “Registration Statement”) covering the shares of Common Stock underlying the securities being issued in the private placement (the “Effective Date”), the Company will not issue equity securities or equity equivalent securities, subject to certain exceptions for, among other things, strategic alliances;

•	until the one-year anniversary of the Effective Date, the Company will offer to the Purchasers the opportunity to participate in subsequent securities offerings by the Company (up to 50% of such offerings), subject to certain exceptions for, among other things, strategic alliances;

•	in the event the Company or any of its subsidiaries issues any securities on more favorable terms than the securities purchased by the Purchasers, the Purchasers shall have right to exchange their securities for such better securities;

•	for so long as the Debentures are outstanding, the Company will not incur any indebtedness, liability or obligation other than trade payables in the ordinary course of business, purchase money indebtedness and capital lease obligations, indebtedness under the Company’s Costa Rica credit facility, certain indebtedness to secure letters of credit and indebtedness pursuant to the express terms of existing debt obligations; and

•	the Company must (i) file the Registration Statement with the SEC on or prior to the earlier to occur of 10 days following the Second Closing and September 30, 2007, (ii) use its best efforts to cause the Registration Statement to be declared effective within 60 days following the Second Closing or an additional 30-60 day period in the event of a review by the Securities and Exchange Commission and (iii) use its best efforts to keep the Registration Statement effective until the earlier of (x) the fifth anniversary of the effective date of the Registration Statement, (y) the date all of the securities covered by the Registration Statement have been publicly sold and (z) the date all of the securities covered by the Registration Statement may be sold without restriction under Rule 144(k) promulgated under the Securities Act of 1933, as amended. If the Company fails to comply with these or certain other provisions, then the Company shall be required to pay liquidated damages of 1.5% of the aggregate purchase price paid by the Purchasers in the Private Placement for each month the failure continues. On September 6, 2007, the Company filed the Registration Statement with the SEC.
Prior to the closing of the first tranche of the private placement, the Company had a credit facility with Comerica Bank Texas (“Comerica”) that provided for borrowings for up to $3 million based on the level of qualified accounts receivable and inventory. The credit facility was collateralized by accounts receivable and inventory. Borrowings under the credit facility bore interest at the banks prime rate plus 0.5%. As of April 27, 2007, the Company’s indebtedness under the facilities was extinguished from the proceeds of the First Closing as discussed above.
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

On August 13, 2007, the $2.0 million outstanding under the revolving credit facility with Banco Nacional de Costa Rica matured and became due and Banco Nacional de Costa Rica agreed to renew the $2.0 million, under the same credit facility, for another six-month period.
On September 7, 2007, Sabila paid Banco Nacional $2,000,000, reducing the outstanding balance on the credit facility to zero, and left the balance at zero for the required two week period. On September 26, 2007, Sabila borrowed $2,000,000 under the credit facility.
As of September 30, 2007, there was $2,000,000 outstanding on the credit facility with $990,000 of credit available for operations.
In December 2005, the Company entered into a settlement agreement with Swiss-American Products, Inc. (“Swiss-American”) and G. Scott Vogel to resolve all claims related to a lawsuit filed by Swiss-American in June 2001. The settlement agreement provided for, among other things, the issuance of a promissory note in favor of Swiss-American with an original principal balance of $400,000. The note bears interest at the rate of 6.0% per annum, payable quarterly in arrears, and all outstanding principal is due and payable in full, subject to certain mandatory prepayments discussed below, on December 20, 2009. The note requires mandatory prepayment of all principal and interest in the event that the holder of such note exercises its Series C Warrant, which was also issued as part of the settlement agreement, in full. The note is subordinate to the Company’s indebtedness to First Closing Debentures and certain other indebtedness and, upon their issuance, will also be subordinate to the Second Closing Debentures. As of September 30, 2007, there was $400,000 outstanding on the note.
In November 2005, the Company sold $5,000,000 aggregate principal amount of 6.0% subordinated notes. The notes mature, subject to certain mandatory prepayments discussed below, on November 18, 2009. Interest on the notes is payable quarterly in arrears. The notes require mandatory prepayment of all principal and interest in the event that the holder of such note exercises its Series A Warrant, which was also issued as part of the transaction, in full. The notes are subordinate to the First Closing Debentures and certain other indebtedness and, upon their issuance, will also be subordinate to the Second Closing Debentures. As of September 30, 2007, there was $5,000,000 outstanding on the notes with an associated debt discount of $1,851,000 for a net balance of $3,149,000.
In September 2004, the Company received a loan of $350,000 from Bancredito, a Costa Rica bank, with interest and principal to be repaid in monthly installments over eight years. The interest rate on the loan is the U.S. Prime Rate plus 2.5% (10.25% at September 30, 2007). The loan is secured by certain of the Company’s equipment. The proceeds of the loan are being used in the Company’s operations. As of September 30, 2007, there was $249,011 outstanding on the loan.
In March 2003, the Company received a loan of $500,000 from Bancredito, a Costa Rica bank, with interest and principal to be repaid in monthly installments over eight years. The interest rate on the loan is the U.S. Prime Rate plus 2.0% (9.75% on September 30, 2007). The loan is secured by a mortgage on an unused, 164-acre parcel of land owned by the Company in Costa Rica plus a lien on specified oral patch production equipment. The proceeds of the loan were used in the Company’s operations. As of September 30, 2007, there was $259,480 outstanding on the loan.
Pursuant to the amended Distributor and License Agreement with Medline, the Company received $12,500,000 in base royalties over a five-year period ending

November 30, 2005, and will receive an additional $1,250,000 of royalties through November 30, 2008. The Company continues to recognize the additional royalty income under this Agreement, on a straight-line basis. On September 30, 2007, the Company had received $486,000 more in royalties than it had recognized in income, which is recorded as deferred revenue on the balance sheet.
The Company anticipates capital expenditures in 2007 of approximately $250,000. The Company has spent $218,000 in the first nine months of 2007 and anticipates spending $32,000 in the remaining three months of the year. The expenditures will primarily be comprised of production and laboratory equipment and facility modifications.
As a result of the current level of sales of raw materials produced at the Company’s processing facility in Costa Rica, the Company’s demand for Aloe vera L. leaves has exceeded the current and normal production capacity of its farm. It has therefore been necessary for the Company to purchase Aloe vera L. leaves from other sources in Costa Rica at prices comparable to the cost of acquiring leaves from the Company’s farm. From time to time the Company also imports leaves from Central and South America at prices comparable to those in the local market. The Company anticipates that the suppliers it currently uses will be able to meet all of its requirements for leaves for the foreseeable future.
Since March 1998, the Company has been a minority investor in Aloe and Herbs International, Inc., a Panamanian corporation (“Aloe & Herbs”), the owner of Rancho Aloe (C.R.), S.A., a Costa Rica corporation, which produces Aloe vera L. leaves and sells them to the Company at competitive, local market rates.
RESULTS OF OPERATIONS
Quarter ended September 30, 2007, compared to quarter ended September 30, 2006
Revenue
Revenue for the quarter ended September 30, 2007, decreased $167,000, or 2.5%, to $6,489,000, as compared to $6,656,000 during the quarter ended September 30, 2006.
Consumer Services revenue for the quarter increased $187,000, or 5.2%, to $3,767,000 versus $3,580,000 for the same quarter last year. On January 25, 2007, the Company and Mannatech entered into a three-year Supply and Trademark Licensing Agreement. The agreement calls for an aggregate minimum quantity purchased from the Company by Mannatech at fixed price levels. During the third quarter Mannatech purchased the minimum quantities required under the agreement. Revenues from Mannatech under the agreement for the third quarter 2007 were $1,800,000 as compared to $1,220,000 in combined revenues from Mannatech and Natural Alternatives, its contract manufacturer, in the same period of 2006. Revenues from specialty manufacturing services declined $240,000 compared to the third quarter 2006, primarily due to the decrease in orders from a significant customer.
Medical Services revenue during the quarter decreased $319,000, or 14.1%, to $1,946,000 versus $2,265,000 for the same quarter last year. Sales of private-labeled products to Medline decreased $261,000 for the quarter compared to prior year due to a reduction in orders from Medline for certain products. The Company expects orders for these products to increase in the fourth quarter. Sales of veterinary products increased $65,000 due to more promotional activity related to the equine product line. These increases were partially offset by a $117,000 decrease in international sales due to soft demand in European and Latin American markets.

DelSite grant revenue for the quarter decreased $35,000, or 4.3%, to $776,000 versus $811,000 for the quarter ended September 30, 2006. The decrease in grant revenue was primarily due to the timing of toxological studies to be conducted under the 2004 NAIAD challenge grant in preparation for the Phase I human safety trial utilizing DelSite’s proprietary GelVac™ nasal delivery system and an influenza antigen, which the Company expects to commence in late 2007 or early 2008. In addition, all work under the SBIR grant program has now been completed and fully funded.
Product-Related Gross Margins
Product-related gross margins for the quarter ended September 30, 2007, were $1,285,000, a increase of $55,000, or 4.5%, from the third quarter 2006 figure of $1,230,000. Product-related gross margins as a percentage of product-related revenue improved to 22.5% during the third quarter of 2007 from 21.0% during the same quarter last year. The increase in product-related gross margins was attributable to a shift in the sales mix toward higher margin products and reductions in manufacturing costs.
Selling, General and Administrative Expenses
The Company experienced an increase of $51,000 or 2.7% in selling, general and administrative expenses during the quarter ended September 30, 2007 as a result of a $120,000 provision for potential penalties related to contractual obligations associated with the $8.0 million financing transaction. Selling, general and administrative expenses totaled $1,935,000 as compared to $1,884,000 during the quarter ended September 30, 2006.
Research and Development
Specialized research and development expenses in support of the Company’s ongoing operations decreased by $20,000, or 11.7%, to $151,000 for the quarter ended September 30, 2007, as compared to $171,000 for the quarter ended September 30, 2006, as improvements in efficiency and productivity have led to reductions in expenses. The Company continues to focus the efforts of this group on product development in support of its manufacturing business.
DelSite operates independently from the Company’s other research and development program and is responsible for research, development and marketing of the Company’s proprietary Gelsite® technology for controlled release and delivery of bioactive pharmaceutical ingredients. DelSite expenses during the quarter ended September 30, 2007, decreased $203,000, or 13.5%, to $1,300,000 as compared to $1,503,000 during the quarter ended September 30, 2006. The decrease was primarily due to the timing of expenditures related to the completion of the October 2004 NIAID challenge grant program.
Interest Expense
Interest expense, net of interest income, during the quarter ended September 30, 2007, increased $666,000 to $932,000 as compared to $266,000 for the quarter ended September 30, 2006. The increase in net interest expense was primarily the result of interest expense related to the $8.0 million private placement transaction of $589,000, of which $322,000 was amortization of debt discount and $127,000 was amortization deferred expenses, plus an increase in amortization of debt discount of $32,000 associated with the $5,000,000 private placement and an increase of $45,000 in interest expense related to Costa Rica debt. The Company anticipates that its interest expense will continue to increase in the coming quarters due to closing the second tranche of the private placement of convertible debentures and warrants to the Purchasers.
Income Taxes
The Company recorded no foreign income taxes in the quarter ended September 30, 2007, related to its operations in Costa Rica.
Net Loss
Net loss for the quarter ended September 30, 2007, increased $485,000 to $2,249,000, as compared to net loss of $1,764,000 for the quarter ended September 30, 2006. The net loss was attributable to the reasons discussed above. Loss per share for the third quarter of 2007 was $0.21 per share compared to a net loss per share of $0.16 for the third quarter of 2006. Due to uncertainties surrounding future sales, as well as research and development expenses related to DelSite’s activities, the Company may incur losses for the foreseeable future.
Nine months ended September 30, 2007, compared to nine months ended September 30, 2006
Revenue
Revenue for the nine months ended September 30, 2007, decreased $3,836,000, or 18.6%, to $16,830,000, as compared to $20,666,000 during the nine months ended September 30, 2006.
Consumer Services revenue for the nine months decreased $3,337,000, or 26.8%, to $9,128,000 versus $12,465,000 for the same nine months last year. This decrease in revenue was partially due to a decrease in bulk raw material sales to Mannatech under the agreement discussed above. Revenues from Mannatech under the agreement for the nine months ended September 30, 2007, were $3,780,000, a decrease of $1,027,000, as compared to revenues from Mannatech and Natural Alternatives of $4,807,000 for the same nine months in the prior year. In addition revenue from specialty manufacturing services declined $2,216,000 due to the timing of orders from a significant customer.
Medical Services revenue during the nine months decreased $392,000, or 5.9%, to $6,303,000 versus $6,695,000 for the same nine months last year. Domestic sales of the Company’s branded wound care products decreased $433,000, or 16.6%, to $2,172,000 for the year due to decreased demand for Medline. International wound care sales decreased $403,000 due to reduced demand in European and Latin American markets. These decreases were offset, in part, by increases in sales of Medline dermal-branded products and sales of the Company’s veterinary products of $272,000 and $172,000, respectively. Veterinary product sales include initial stocking orders for the Company’s new EquineVet™ line.
DelSite grant revenue for the nine months decreased $107,000 or 7.1%, to $1,399,000 versus $1,506,000 for the nine months ended September 30, 2006. The decrease in grant revenue was primarily due to the completion of the SBIR grant program in May 2007, with no revenue recorded thereafter. This decrease was partially offset by additional expenses related to the toxological studies to be conducted under the 2004 NAIAD challenge grant in preparation for the Phase I human safety trial utilizing DelSite’s proprietary GelVac™ nasal delivery system and an influenza antigen, which the Company expects to commence in early 2008.

Product-Related Gross Margins
Product-related gross margins for the nine months ended September 30, 2007, were $3,013,000, a decrease of $890,000, or 22.8%, from the year-to-date 2006 figure of $3,903,000. Product-related gross margins as a percentage of product-related revenue fell to 19.5% during the nine months of 2007 from 20.4% during the same nine month period last year. The decrease in product-related gross margins was attributable to higher manufacturing variances driven by lower sales volume.
Selling, General and Administrative Expenses
The Company experienced an increase of $72,000, or 1.3%, in selling, general and administrative expenses during the nine months ended September 30, 2007 as a result of a $120,000 provision for potential penalties related to contractual obligations associated with the $8.0 million financing transaction. Selling, general and administrative expenses totaled $5,724,000 as compared to $5,652,000 during the nine months ended September 30, 2006.
Research and Development
Specialized research and development expenses in support of the Company’s ongoing operations decreased by $77,000, or 14.4%, to $459,000 for the nine months ended September 30, 2007, as compared to $536,000 for the nine months ended September 30, 2006, as improvements in efficiency and productivity have led to reductions in expenses. The Company continues to focus the efforts of this group on product development in support of its manufacturing business.
DelSite operates independently from the Company’s other research and development program and is responsible for research, development and marketing of the Company’s proprietary Gelsite® technology for controlled release and delivery of bioactive pharmaceutical ingredients. DelSite expenses during the nine months ended September 30, 2007, decreased $410,000, or 10.3%, to $3,575,000 as compared to $3,985,000 during the nine months ended September 30, 2006. The decrease was primarily due to the timing of expenditures related to activities under the October 2004 NIAID challenge grant.
Interest Expense
Interest expense, net of interest income, during the nine months ended September 30, 2007, increased $1,048,000 or 145.0%, to $1,771,000 as compared to $723,000 for the nine months ended September 30, 2006. The increase in net interest expense was primarily the result of interest expense related to the $8.0 million private placement transaction of $785,000, of which $482,000 was amortization of debt discount, $172,000 amortization of deferred expenses, plus an increase in amortization of debt discount of $89,000 associated with the $5.0 million private placement, $118,000 increase in interest expense related to Costa Rica debt and $56,000 decrease in interest income due to lower cash balances. The Company anticipates that its interest expense will continue to increase in the coming quarters due to closing the second tranche of the private placement of convertible debentures and warrants to the Purchasers.
Income Taxes
The Company recorded no foreign income taxes in the nine months ended September 30, 2007, related to its operations in Costa Rica.
Net Loss
Net loss for the nine months ended September 30, 2007, increased $1,641,000 to $7,092,000, as compared to net loss of $5,451,000 for the nine months ended

September 30, 2006. The net loss was attributable to the reasons discussed above. Loss per share for the first nine months of 2007 was $0.65 per share compared to a net loss per share of $0.50 for the first nine months of 2006. Due to uncertainties surrounding future sales, as well as research and development expenses related to DelSite’s activities, the Company may incur losses for the foreseeable future.
Off-Balance Sheet Arrangements
As of September 30, 2007, the Company had outstanding letters of credit in the amount of $389,000, which are used as security on leases for the Company’s laboratory and warehouse facilities. The Company also has outstanding a letter of credit in the amount of $100,000, which is used as security on the lease for the Company’s corporate headquarters and manufacturing facility.
Governmental Regulation
The Company is subject to regulation by numerous governmental authorities in the United States and other countries. Certain of the Company’s proposed products will require governmental approval prior to commercial use. The approval process applicable to pharmaceutical products and therapeutic agents usually takes several years and typically requires substantial expenditures. The Company and any licensees may encounter significant delays or excessive costs in their respective efforts to secure necessary approvals. Future United States or foreign legislative or administrative acts could also prevent or delay regulatory approval of the Company’s or any licensees’ products. Failure to obtain requisite governmental approvals or failure to obtain approvals of the scope requested could delay or preclude the Company or any licensees from marketing their products, or could limit the commercial use of the products, and thereby have a material adverse effect on the Company’s liquidity and financial condition.
Cautionary Statements for the Purposes of the “Safe Harbor” Provisions for “Forward-Looking Statements”
Certain statements contained in this report are “forward-looking statements” within the meaning of Section 27A of the Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are subject to risks, uncertainties and other factors, which could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Potential risks and uncertainties include, but are not limited to, the ability of the Company to consummate the Second Closing; the ability of the Company and/or DelSite to obtain sufficient funds to finance DelSite’s proposed activities; the ability of DelSite to successfully exploit the Company’s new drug delivery technology; the ability of the Company to successfully engage in research and development of other products; the adequacy of the Company’s cash resources and cash flow from operations to finance its current operations; the Company’s intention, plan or ability to repurchase shares of its outstanding Common Stock; the Company’s ability to obtain the quantity or quality of raw materials it needs; the impact of the litigation expense on the Company’s financial condition; the level of revenues generated with respect to future dealings with Mannatech and Natural Alternatives; the future levels of royalty income; the future levels of sales revenues; the impact on the Company’s financial condition related to the recall of Alcohol-Free Mouth Wash; the ability of the Company to maintain compliance with debt covenants; and the impact of governmental regulations. For further information about the risks, uncertainties and other factors that could cause the Company’s results to differ materially from the results indicated by such forward-looking statements, refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Fluctuations in interest rates on any variable rate debt instruments, which are tied to the prime rate, would affect the Company’s earnings and cash flows but would not affect the fair market value of the variable rate debt. The Company’s exposure to market risk from changes in foreign currency exchange rates and the supply and prices of Aloe vera L. leaves has not changed materially from its exposure at December 31, 2006, as described in the Company’s Annual Report on Form 10-K for the year then ended. See also, “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”
Item 4. Controls and Procedures
The Company’s management, under the supervision and with the participation of its principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, its principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures as of the end of the period covered by this report have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. We believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. There have been no changes in the Company’s internal control over financial reporting during its most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.
Part II OTHER INFORMATION
Item 1. Legal Proceedings
On November 2, 2006, a lawsuit was filed in Circuit Court of Etowah County, Alabama styled as Myra Maddox, vs. OHG of Gadsden, Inc., d/b/a Gadsden Regional Medical Center; Medline Industries, Inc.; Carrington Laboratories, Inc.; Fictitious Defendants “1-15”. Plaintiff alleged she was damaged by the mouthwash product. The amounts of the damages were not specified. On September 24, 2007, a Conformed Order of Dismissal was issued and signed by Judge Rhea in Alabama advising local counsel the Plaintiff no longer wished to pursue litigation against Carrington or Medline.
On September 22, 2006, a lawsuit was filed in Circuit Court for Macon County, Tennessee styled as Donna Green, Lois Bean, KHI Williams and David Long vs. Carrington Laboratories, Inc. and Medline Industries, Inc. Plaintiffs alleged they were damaged by the Company’s Medline-labeled alcohol-free mouthwash product and sought $800,000 in compensatory and exemplary damages. On September 21, 2007 the case was voluntarily dismissed by Plaintiff’s counsel.
Item 1A. Risk Factors
If we fail to obtain the capital necessary to fund our operations, we may be forced to reduce or wind-down operations
As of November 13, 2007, we had unrestricted cash of approximately $1.0 million, which is expected to be sufficient to allow us to maintain our current and planned operations through February 2008. This does not, however, give us sufficient capital to carry on our business thereafter, as now conducted and proposed to be conducted or provide any reserves for outstanding obligations or anticipated wind-down expenses. Our current cash flow, together with the amounts we would receive, were we to liquidate all of our assets, after taking into account all anticipated uses of the cash, may not be sufficient to pay all amounts on or in respect of our obligations when such amounts are required to be paid.
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
We may have to incur obligations in the ordinary course of business that are beyond our ability to pay as such obligations mature. We may be forced to file for reorganization or liquidation under the bankruptcy or reorganization laws of an appropriate jurisdiction as soon as February 2008 if other financing in a sufficient amount cannot be consummated shortly.
We have substantial indebtedness and may be unable to generate the cash flow to service our debt obligations.
We have substantial indebtedness, and under certain circumstances, we may become further indebted. Our current total indebtedness is $16,047,129. We have $8,000,000 in senior secured convertible debentures which mature on April 26, 2010. Principal payments of $266,667 are paid monthly and 10% interest payments of $200,000 are paid quarterly. We have $5,000,000 in notes which mature no later than November 18, 2009. Payments of 6% interest of $75,000 are paid quarterly. We have a $400,000 note to Swiss American which matures December 20, 2009. Payments of 6% interest of $6,000 are paid quarterly. We have a revolving credit facility with Banco Nacional pursuant to which we have drawn $2,000,000. We also have a $259,480 term loan and a $249,011 term loan from Bancredito. We have a $3,885 note from Sabila Industrial. We also have $134,753 in capital leases.
This much debt could pose substantial risks to our business. Our business may not generate sufficient cash flow, and we may be unable to service our indebtedness or to make anticipated capital expenditures. Our ability to meet our expenses and debt obligations, to refinance our debt obligations and to fund planned capital expenditures will depend on our future performance, which will be affected by general economic, financial, competitive, legislative, regulatory and other factors beyond our control. If we are unable to generate sufficient cash flow from operations or to borrow sufficient funds in the future to service our debt, we may be required to sell assets, reduce capital expenditures, refinance all or a portion of our existing debt or obtain additional financing. For example, we are presently contemplating the disposition of certain of our non-strategic assets in order to service our need for cash to fund operations. We may not be able to refinance our debt, sell assets or borrow more money on terms acceptable to us, if at all.
Substantial leverage and debt service obligations may adversely affect our cash flows.
In connection with the sale of our senior secured convertible debentures in April 2007 and August 2007, we incurred new indebtedness of $8.0 million. As a result of this indebtedness, our principal and interest payment obligations increased substantially. The degree to which we are leveraged could, among other things:
     • require us to sell some of our existing assets (which could adversely affect our long-term revenue prospects);
     • require us to dedicate a substantial portion of our future cash flows from operations and other capital resources to debt service, especially if we are unable to make payments of principal and interest in common stock, due to, among other things, failure to satisfy the equity conditions that must be met to enable us to do so;
     • make it difficult for us to obtain necessary financing in the future for working capital, acquisitions or other purposes on favorable terms, if at all;
     • make it more difficult for us to be acquired;
     • make us more vulnerable to industry downturns and competitive pressures; and
     • limit our flexibility in planning for, or reacting to changes in, our business.
Our ability to meet our debt service obligations will depend upon our future performance, which will be subject to financial, business and other factors affecting our operations, many of which are beyond our control.
We could be required to make substantial cash payments upon an event of default, a failure to meet certain financial covenants or a change of control under our senior secured convertible debentures and related warrants, and, because the debentures are secured, holders of the debentures could take action against our assets upon an event of default.
Our senior secured convertible debentures provide for events of default including, among others, payment defaults, cross-defaults, breaches of any representation, warranty or covenant that is not cured within the proper time periods, failure to perform certain required activities in a timely manner, our common stock no longer being listed on an eligible market, the effectiveness of the registration statement of which this prospectus is a part lapses beyond a specified period and certain bankruptcy-type events involving us or any significant subsidiary. Upon an event of default, the holders of the debentures may elect to require us to repurchase all or any portion of the outstanding principal amount of the debentures for a purchase price equal to 115% of such outstanding principal amount, plus all accrued but unpaid interest.
Our senior secured convertible debentures also provide that we maintain a trailing-twelve-month revenue of at least $23.5 million with respect to fiscal quarters in 2007 and at least $25 million thereafter and a secured debt coverage ratio of no less than one. If we fail to meet these covenants, the holders of the debentures may elect to require us to repurchase all or any portion of the outstanding principal amount of the debentures for a purchase price equal to 115% of such outstanding principal amount, plus all accrued but unpaid interest on five business days notice.
In addition, under the terms of the debentures and warrants, upon a change of control of our company, (i) the holders of the debentures may elect to require us to purchase the debentures for the greater of (a) 120% of the outstanding principal amount plus any accrued and unpaid interest and (b) the Black-Scholes value of the remaining unconverted portion of each debenture and (ii) the holders of the warrants may elect to require us to purchase the warrants for a purchase price equal to the Black-Scholes value of the remaining unexercised portion of each warrant.
If an event of default or change of control occurs or we fail to meet the financial covenants, our available cash could be seriously depleted and our ability to fund operations could be materially harmed. Furthermore, because the debentures are secured, if an event of default occurs, the holders of the debentures may take action against our assets (including the stock of our subsidiaries) under the terms of a Security Agreement.
We are responsible for having the resale of shares of common stock underlying the senior secured convertible debentures and warrants issued in our 2007 private placement registered with the SEC within defined time periods and will incur liquidated damages if the shares are not registered with the SEC within those defined time periods.
Pursuant to our agreement with the investors in our 2007 private placement, we are obligated to (i) file a registration statement covering the resale of the common stock underlying the securities issued in the private placement with the SEC within 10 days following the second closing that occurred on August 27, 2007, (ii) use our best efforts to cause the registration statement to be declared effective within 60 days following the second closing of the private placement (or 90 days from the second closing if our registration statement is reviewed by the SEC or 120 days from the second closing if the SEC does not permit us to register the shares underlying the debentures and warrants on Form S-3 because the SEC believes that such sale does not constitute a valid secondary offering under Rule 415 promulgated under the Securities Act) and (iii) use our best efforts to keep the registration statement effective until the earlier of (x) the fifth anniversary of the effective date of the registration statement, (y) the date all of the securities covered by the registration statement have been publicly sold and (z) the date all of the securities covered by the registration statement may be sold without restriction under SEC Rule 144(k).
If we fail to comply with these or certain other provisions, then we will be required to pay liquidated damages of 1.5% of the aggregate purchase price paid by the investors in the private placement for the initial occurrence of such failure and 1.5% of such amount for each subsequent 30 day period the failure continues (pro rated for any partial period). Any such payments could materially affect our ability to fund operations.
The agreements governing the senior secured convertible debentures and related warrants contain various covenants and restrictions which may limit our ability to operate our business.
The agreements governing the senior secured convertible debentures and related warrants contain various covenants and restrictions, including, among others:
     • until the one year anniversary of the effective date, the obligation that we offer to the holders the opportunity to participate in subsequent securities offerings (up to 50% of such offerings), subject to certain exceptions for, among other things, the issuance of up to 1,500,000 shares of common stock in connection with a strategic relationship; and
     • for so long as the debentures are outstanding, the obligation that we not incur any indebtedness that is senior to, or on parity with, the debentures in right of payment, subject to limited exceptions for existing debt facilities, purchase money indebtedness and capital lease obligations.

These restrictions could limit our ability to plan for or react to market conditions or meet extraordinary capital needs or otherwise restrict corporate activities, any of which could have a material adverse impact on our business.
Our common stock has been delisted from NASDAQ, which limits the market for our common stock and could adversely affect the ability of our stockholders to resell our common stock.
NASDAQ delisted our common stock on October 22, 2007 for failure to maintain certain listing requirements and has suspended trading of our shares through the NASDAQ Capital Market. Shares of our common stock are presently traded on the OTC Bulletin Board. The stock may be less liquid and more volatile as a result, and it may be more difficult to raise new operating funds in the public market. Further, the ability of our stockholders to obtain liquidity and consistent market prices for our shares will likely be significantly impaired.
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
     In March 2001, the Board of Directors authorized the Company to repurchase up to one million shares of its outstanding Common Stock. The Company did not repurchase any shares of its outstanding Common Stock during the quarter ended September 30, 2007. The Company does not presently expect to repurchase shares under this program.
Item 4. Submission of Matters to a Vote of Security Holders
     (a) A special meeting of the shareholders of the Company was held on July 19, 2007 and reconvened on August 3, 2007.
     (c) At the special meeting, shareholders voted on the proposals (i) to amend the Company’s Restated Articles of Incorporation to increase the authorized number of shares of the Company’s common stock from 30,000,000 shares to 50,000,000 shares (“Proposal 1”) and (ii) to approve the potential issuance of common stock, exceeding 19.99% of the number of shares outstanding on April 25, 2007, upon (a) the conversion of senior secured convertible debentures and the exercise of warrants issued in a private placement financing and (b) the exercise of warrants issued in connection with such private placement financing (“Proposal 2”). Proposal 1 was adopted with the holders of 7,384,097 shares voting in favor. The holders of 815,022 voted against the proposal, the holders of 82,779 abstained from voting and zero shares were broker non-votes. Proposal 2 was adopted with the holders of 7,420,520 shares voting in favor. The holders of 776,283 voted against the proposal, the holders of 85,095 abstained from voting and zero shares were broker non-votes.

Item 6. Exhibits

10.1+	Second Amendment dated August 14, 2007, to that certain Supply Agreement, dated as of November 3, 2000, and amended previously as of April 9, 2003 between Carrington Laboratories, Inc and Medline Industries, Inc.

31.1	Rule 13a-14(a)/15d-14(a) Certification.

31.2	Rule 13a-14(a)/15d-14(a) Certification.

32.1	Section 1350 Certification.

32.2	Section 1350 Certification.

+	Application has been made to the Securities and Exchange Commission for confidential treatment of certain provisions of this exhibit. Omitted material for which confidential treatment has been requested has been filed separately with the Securities and Exchange Commission.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARRINGTON LABORATORIES, INC. (Registrant)
Date: November 19, 2007	By:	/s/ Carlton E. Turner
Carlton E. Turner,
President and Chief Executive Officer (principal executive officer)

Date: November 19, 2007	By:	/s/ Robert W. Schnitzius
Robert W. Schnitzius,
Vice President and Chief Financial Officer (principal financial and accounting officer)

INDEX TO EXHIBITS

Item
No.	Description

10.1+	Second Amendment dated August 14, 2007, to that certain Supply Agreement, dated as of November 3, 2000, and amended previously as of April 9, 2003 between Carrington Laboratories, Inc and Medline Industries, Inc.

31.1	CEO Certification of SEC Reports Pursuant to Rule 13a-14(a)/15d-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	CFO Certification of SEC Reports Pursuant to Rule 13a-14(a)/15d-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	CEO Certification of SEC Reports Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	CFO Certification of SEC Reports Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Application has been made to the Securities and Exchange Commission for confidential treatment of certain provisions of this exhibit. Omitted material for which confidential treatment has been requested has been filed separately with the Securities and Exchange Commission.