Form 10-K
period 2007-12-31
CARRINGTON LABORATORIES INC /TX/
filed 2008-03-31
CIK 718007

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
[X]	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
Act of 1934 for the fiscal year ended December 31, 2007

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

For the transition period from ____________ to _____________

Commission File Number 0-11997

Carrington Laboratories, Inc.
(Exact name of Registrant as specified in its charter)
Texas	75-1435663
(State of Incorporation)	(IRS Employer ID No.)

2001 Walnut Hill Lane, Irving, Texas 75038
(Address of principal executive offices)

Registrant's telephone number, including area code: (972) 518-1300
Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of exchange on which registered
Common Stock ($0.01 par value)	OTC Bulletin Board

Securities registered pursuant to Section 12(g) of the Act:
Preferred Share Purchase Rights
(Title of class)

     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities
Act. Yes       No  X

     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of
the Act. Yes       No  X

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X    No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or non-accelerated filer or smaller reporting company. See definition of "accelerated filer and large accelerated filer and smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer            Accelerated filer            Non-accelerated filer            Smaller reporting Company   X
                                                     (Do not check if a smaller reporting company)

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)
Yes       No  X

     The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant (treating all executive officers and directors of the Registrant and holders of 10% or more of shares outstanding, for this purpose, as if they may be affiliates of the Registrant) was $12,095,978, computed by reference to the price at which common equity was sold on June 29, 2007 of $1.22 per share.

     Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date: 11,113,918 shares of Common Stock, par value $.01 per share, were outstanding on March 25, 2008.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's proxy statement for its 2008 annual meeting of shareholders are incorporated by reference into Part III hereof, to the extent indicated herein.

PART I

ITEM 1.     BUSINESS.

General

Incorporated in Texas in 1973, Carrington Laboratories, Inc. is a research-based biopharmaceutical, medical device, raw materials and nutraceutical company engaged in the development, manufacturing and marketing of naturally-derived complex carbohydrates and other natural product therapeutics for the treatment of major illnesses, the dressing and management of wounds and nutritional supplements. Our research and proprietary product portfolios are based primarily on complex carbohydrates isolated from the Aloe vera L. plant. In 2007 our business was comprised of three business segments; our Medical Services Division, Consumer Services Division and DelSite. We sell prescription and nonprescription medical products through our Medical Services Division and provide manufacturing services to customers in medical markets. Through our Consumer Services Division we sell consumer and bulk raw material products and also provide product development and manufacturing services to customers in the cosmetic and nutraceutical markets. DelSite operates independently from our research and development program and is responsible for the research, development and marketing of our proprietary GelSite® technology for controlled release and delivery of bioactive pharmaceutical ingredients. See Note One to our consolidated financial statements regarding our ability to continue as a going concern.

Recent Shift in Business Strategy and Liquidity Update

Our strategy for the past seven years has been to grow as a research-based biopharmaceutical company, focused on offering quality products and manufacturing services to current and potential customers and to develop and bring to market DelSite's proprietary GelSite® polymer platform technology. A key component of this strategy was the utilization of profits from the manufacturing business to fund the DelSite research. We utilized manufacturing facilities in the United States and Costa Rica and laboratory facilities in Irving, Texas and College Station, Texas in our efforts to achieve our strategic goals. However, the capital requirements of DelSite's research and development efforts have exceeded the profitability of the manufacturing operations and precluded the investment necessary to grow the manufacturing operations.

Recent Events

In November 2007, our Board of Directors decided to shift our long-term strategic focus solely to the development and promotion of DelSite's technologies and utilization of the manufacturing facilities in Costa Rica which support DelSite. Key components of this strategy going forward are to:

*	develop and market the proprietary GelSite® polymer technology for delivery of vaccines and therapeutics;
*	enter into strategic partnerships and collaboration arrangements related to the GelSite® technology;
*	continue to develop the knowledge of polymers and their relationship to vaccines and bioactive protein and peptide therapeutics;
*	enlarge and diversify the customer base for bulk raw materials and products produced in Costa Rica to increase the profitability of that facility.

As a result of this shift in strategic focus, our packaged product manufacturing operations in the United States, which have experienced operating losses in recent years and are not anticipated to provide sufficient revenues to support our development of DelSite's technology as we move forward, no longer fit within our strategy and we are in the process of selling the assets supporting our U.S. packaged product manufacturing operations. In January 2008, we engaged the investment banking firm of Milkie/Ferguson Investments, Inc. to represent us in the sale process. This proposed sale will likely include all of the Medical Services Division and products manufactured in the U.S. from the specialty manufacturing services portion of the Consumer Services Division.

In recent years our Costa Rica manufacturing operations have been profitable, while our U.S. manufacturing operations failed to generate a sufficient amount of revenues to cover associated expenses. After the implementation of our new strategic focus (including disposition or discontinuance of our U.S. manufacturing operations) our overall financial profile will change substantially. Under these assumptions, we anticipate our overall annual revenues and expenses will be reduced by approximately $15.3 million, or 70.4%, and $18.3 million, or 63.6%, respectively.

Assuming we are able to overcome our present liquidity issues, it is anticipated that our Costa Rica operations will generate sufficient profits to cover our reduced corporate expenses. However, we will need to fund our DelSite research and development expenses through additional equity offerings, additional licensing and grant revenues and other sources.

Our implementation of this shift in our strategic focus is wholly contingent upon our ability to overcome our significant liquidity issues. We are presently in default under several of our debt instruments and are in the process of attempting to restructure our existing indebtedness. As a result of some of these defaults, we have classified $3,090,000 of our long-term debt as current. Unless we are able to restructure our existing indebtedness, obtain waivers or forbearance from our existing lenders or raise significant additional capital ($2 million to $3 million) within the next 60 days, and $6 million to $8 million for the next 12 months, management believes that it is unlikely that we will be able to meet our obligations as they become due and to continue as a going concern. As a result, absent such circumstances, we will likely file for bankruptcy or seek similar protection. See Note One to our consolidated financial statements regarding our ability to continue as a going concern, "Management's Discussion & Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources" and Item 1A "Risk Factors-We could be required to make substantial cash payments upon an event of default, a failure to meet certain financial covenants or a change of control under our senior secured convertible debentures and related warrants, and, because the debentures are secured, holders of the debentures could take action against our assets upon an event of default."

Discussion of Historical Business

The following discussion describes our business segments prior to the implementation of our shift in strategic focus. See Note One to our consolidated financial statements regarding our ability to continue as a going concern and "Management's Discussion & Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources."

Medical Services Division

As a result of our shift in strategic focus and our liquidity issues, management anticipates that our operations constituting our Medical Services Division will be substantially scaled down or sold in the second quarter of 2008.

Our Medical Services Division offers a comprehensive line of wound management products. Carrington products are used in a wide range of acute and chronic wounds, for skin conditions and incontinence care. The primary marketing emphasis for our wound and skin care products is directed toward hospitals, nursing homes, alternate care facilities, cancer centers, home health care providers and managed care organizations. The wound and skin care product lines are being promoted primarily to physicians and specialty nurses, for example, enterostomal therapists.

We distribute our Medical Services products through a single source distributor, Medline Industries, Inc. Pursuant to our agreement with Medline, we manufacture our existing line of products and sell them to Medline at specified prices. The prices are subject to adjustment not more than once each year to reflect increases in manufacturing cost. Additionally, Medline may elect to market other products under our trademarks. In the event Medline elects to do so, it will pay us a royalty between one percent and five percent of the annual sales of the trademarked products, depending on the aggregate amount of the net sales to Medline, however, to date, no products have been marketed under this provision of the agreement. In addition, pursuant to a Supply Agreement with Medline, which expires November 2009, we manufacture Medline-branded dermal management products. During 2007, 83% of the revenue for the Medical Services Division came from Medline in the form of product sales or contractual royalties.

We maintain dual control with Medline of certain national pricing agreements which cover hospitals, alternate care facilities, home health care agencies and cancer centers. These agreements allow Medline representatives to make presentations in member facilities throughout the country. In order to promote continued brand-name recognition, we engage in limited marketing and advertising to bolster Medline's efforts in these areas.

Our Medical Services Division has several distribution and licensing agreements for the sale of our products into international markets. The Division also sells wound care products into international markets on a non-contract, purchase order basis. Opportunities in the Internet market are also addressed through our websites, www.carringtonlabs.com and www.woundcare.com. These website addresses are included in this Form 10-K as an inactive textural reference only and the information contained on these websites is not incorporated into this Form 10-K.

Our Medical Services Division is pursuing the veterinary wound care markets, both equine and companion animal, based on the commercial and brand success we have had in the advanced wound care market for humans. We also produce Acemannan Immunostimulant™, a biologic product fully licensed by the United States Department of Agriculture (USDA) as an adjuvant therapy for certain cancers in dogs and cats. This product, in addition to several wound and skin care products developed specifically for the veterinary market, are marketed through veterinary distributors. We are actively pursuing additional distribution arrangements for these products.

Our Medical Services Division is also involved in developing and promoting the SaliCept® line of products, which includes an oral rinse, patches for oral wounds and extraction sites, and other products.

Consumer Services Division

Our Consumer Services Division markets and licenses products in three distinct categories in the health and beauty markets: Bulk Raw Materials, Specialty Manufacturing Services and Finished Consumer Products.

The Bulk Raw Materials category is comprised of proprietary bulk raw materials produced from Aloe vera L. utilizing our patented alcohol-precipitation method. The premier product is Manapol® powder, a bulk raw material that contains greater than 60% polymeric polysaccharides. Manapo1® powder is marketed to manufacturers of food and nutritional products who desire quality, clinically-proven ingredients for their finished products that can carry a structure/function claim for immune system enhancement. In addition to Manapol® powder, our Consumer Services Division markets the bulk raw material Hydrapol™ powder to manufacturers of bath, beauty and skin care products. Hydrapol™ powder is currently the only raw material from Aloe vera L. that has the International Nomenclature Cosmetic Ingredient (INCI) name of Aloe Barbadensis Leaf Polysaccharides. We are also developing additional bulk raw materials to expand our market presence and increase opportunities to sell our products to other potential customers.

Historically, the vast majority of the Manapol® powder manufactured by us was supplied to two customers, Mannatech, Inc. and Natural Alternatives International, Inc., a contract manufacturer for Mannatech, pursuant to a non-exclusive supply agreement, which expired in November 2005. During 2006, we supplied Manapol® powder to Mannatech and Natural Alternatives on a non-contract, purchase order basis and sales to these customers represented 40% of the revenue for the Consumer Services Division. On January 25, 2007, we entered into a three-year Supply and Trademark Licensing Agreement with Mannatech that provides for purchase of minimum monthly volumes by Mannatech in the first two years and discontinues sales to Natural Alternatives. In 2007, sales to Mannatech were at the minimum contractual level and decreased $1.8 million, or 27.2%, from combined sales to Mannatech and Natural Alternatives in 2006. Sales to these customers represented 41.6% of revenues forthe Consumer Services Divisions in 2007. In addition to this contractual arrangement with Mannatech, we have continued our focused marketing effort to identify potential new Manapo1® powder customers and on the development and marketing of new proprietary bulk raw materials. See "Item 1A. Risk Factors" regarding our dependence on a limited number of customers.

Our Consumer Services Division also markets and licenses Specialty Manufacturing Services to segments of the health, cosmetic and personal care industries. The Specialty Manufacturing Services group concentrates its efforts on providing custom product development of functional beverages, skin care products and bath products. The scope of the various services provided by the Specialty Manufacturing Services group includes taking projects from formulation design through manufacturing, manufacturing and filling according to customer-provided formulations and specifications, filling customer-provided packaging components and assembling custom kits for customers. As discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations", we have proposed the sale of products manufactured in the U.S. from the Specialty Manufacturing Services group as part of our shift in strategic focus solely to the development and promotion of DelSite's technologies and utilization of the manufacturing facilities in Costa Rica which support DelSite. As a result of the foregoing and our liquidity issues, management anticipates that our operations constituting our specialty manufacturing services will be substantially scaled down or sold in the second quarter of 2008.

In December 2002, we acquired certain assets of the Custom Division of Creative Beauty Innovations, Inc. (CBI), including specialized manufacturing customer information, intellectual property, equipment and selected inventories. We paid CBI $1.6 million, including $0.6 million for related inventory. In addition, for the five-year period ending in December 2007, we agreed to pay CBI a royalty in an amount equal to 9.0909% of Carrington's net sales of CBI products to CBI's transferring customers up to $6.6 million per year, and 8.5% of its net sales of CBI products to CBI's transferring customers over $6.6 million per year. We recorded expenses of $202,000 and $308,000, in 2007 and 2006, respectively, for royalties due under the agreement.

Our final category of our Consumer Services Division is Finished Consumer Products. This unit markets finished products containing Manapol® and Hydrapol™ powders into domestic health and nutritional products markets through health food stores, independent retail outlets, internet marketing services at www.carringtonlabs.com, direct consumer sales, and to the international marketplace on a non-contract, purchase order basis.

DelSite Biotechnologies, Inc.

In 2001, we incorporated a wholly-owned subsidiary named DelSite Biotechnologies, Inc. DelSite was formed to commercialize innovations discovered by our scientists. DelSite is responsible for the research, development and marketing of our proprietary drug delivery technologies based on GelSite® polymer, a new and unique natural complex carbohydrate, which was discovered and characterized in 1998 from Aloe vera L. DelSite commenced operations in January 2002 and is currently developing new technologies for controlled delivery of vaccines as well as protein and peptide therapeutics. GelVac™ nasal powder delivery technology for vaccines is DelSite's most advanced delivery platform. An avian influenza H5N1 powder vaccine utilizing this technology has completed preclinical development and animal toxicology studies and is planned to enter a Phase I clinical safety study in humans in 2008.

DelSite's current business plan is to license its technology to biotechnology and pharmaceutical companies at the preclinical and early clinical stages and to focus on the development of product candidates which are anticipated to have significant market potential to maximize the value of the technologies. DelSite does not intend to manufacture and market finished products. DelSite's revenue will come from licensing fees, milestone payments, sale of the polymer, and royalties. DelSite is actively working with a dozen companies and organizations from small biotech to large pharmaceutical companies under agreements for development of a wide range of products with the platform technologies. The development status of these projects range from early feasibility evaluation to Phase I clinical stage. Potential projects with several other companies are currently under discussion.

Together with its collaborators and contractors, we believe DelSite has the following capabilities:
*	Formulation development
*	Feasibility studies
*	Preclinical development
*	Full analytical and stability testing
*	Bio-Safety Lab, Class II, enhanced
*	cGLP production of materials for animal toxicology evaluations
*	cGMP production of clinical materials
*	Product scale-up
*	Technology transfer

DelSite Research and Development

We believe that the functionality and/or pharmacological activity of DelSite's technologies and product candidates make them potentially valuable targets for further development. Assuming we are able to overcome our present liquidity issues and raise additional funding necessary for DelSite expense, in 2008 DelSite will focus its research and development activities on its clinical development of the nasal powder avian H5N1 influenza vaccine as well as obtaining further research data for its platform technologies with potential pharmaceutical and vaccine partners. There is no assurance, however, that DelSite will be successful in its efforts.

We sponsor research and development activities at Texas A&M University in association with the College of Veterinary Medicine to support both our research activities and DelSite's research activities. Pursuant to this arrangement, we have access to leading authorities in life sciences as well as facilities and equipment, to help further our research programs. DelSite also has a research relationship with the University of Southern Mississippi where it sponsors research in the university's School of Polymers and High Performance Materials. In July 2004, DelSite entered into a master research agreement with the Texas A&M University System Health Science Center through the Texas A&M Research Foundation that allows DelSite to conduct multiple research projects in association with the Center in the areas of virology and bacteriology for vaccine delivery.

As discussed in further detail below, DelSite continues to develop platform technologies based on its proprietary GelSite® polymer core technology for controlled delivery of vaccines and protein and peptide therapeutics, as well as development of product candidates. We believe the core technology has a wide range of utilities, but the primary focus of research and development is in the area of nasal and injectable delivery of bioactive agents along with associated development of high value product candidates. Thirteen patents covering this core technology have been issued to DelSite with several patents pending. The first composition and process patent was issued in 1999.

DelSite filed a drug master file (DMF) with the Center for Drug Evaluation and Research, (CDER) of the FDA for mucosal applications of its GelSite® polymer core technology in September 2005. The DMF was updated with the CDER of the FDA and was also filed with the Center for Biologics Evaluation and Research (CBER) of FDA in September 2006. Both filings were updated with new information in 2007.

DelSite successfully completed a Phase I clinical safety study for its GelVac™ nasal powder delivery platform (without vaccine antigen) in 2005. In late 2008, we expect to initiate a Phase I clinical safety study of its GelVac™ avian H5N1 influenza vaccine with a non-egg based H5N1 antigen obtained from an established manufacturer. DelSite has completed the pre-IND meetings with FDA in preparation for initiation of this clinical trial with H5N1 vaccine antigen.

Core Technology

DelSite's core technology is the GelSite® polymer, a naturally-derived, ionic polysaccharide that is isolated and purified from organic-certified plants. The polymer has distinct chemical and functional properties that constitute the base for the platform technologies for vaccine and drug delivery and other medical applications. DelSite has achieved cGMP manufacturing of the GelSite® polymer at the Costa Rica manufacturing facilities at a kilogram scale with polymer purity greater than 99%. The polymer has been shown to be inert and non-toxic by completed animal toxicology studies for nasal and injectable routes, and skin sensitivity, eye irritation, and mutagenesis testing.

Chemistry

GelSite® polymer is an alpha 1-4 linked sodium polygalacturonate. It possesses distinct physical and chemical properties that have not been described previously in scientific literature. Its composition and use are protected by multiple issued patents and patent applications.

Functions

We believe the GelSite® polymer has unique functional properties that make it highly suited for a wide range of applications in drug and vaccine delivery and medical device applications.

In-situ gelation GelSite® polymer is uniquely capable of in-situ gelation, i.e., turning into a gel whether in liquid or powder form upon contact with body fluids at the site of administration. The gelation can occur at a very low polymer concentration. The in-situ gel provides encapsulation of the active agents at the site of administration and thereby provides a mechanism for sustained release. This sustained release characteristic is important in achieving better therapeutic effect, reduced dosing, and patient compliance for therapeutics and immunoenhancing or antigen-sparing effect (decreasing vaccine doses) in the case of vaccines.

Protein stabilization GelSite® polymer has been demonstrated to interact with protein and peptide therapeutic candidates through ionic interaction, providing a stabilization effect. This interaction can be controlled by altering formulation conditions. We believe this stabilization effect can potentially overcome certain critical challenges inherent in vaccine and protein/peptide therapeutics such as poor stability profiles.

Technology Platforms

Based on GelSite® polymer, DelSite has developed three delivery platform technologies with what we believe to have significant potential in the rapidly expanding areas of vaccines and protein/peptide therapeutics products. In addition, a proprietary synthetic typhoid antigen (DTFA™), obtained by modification of the high molecular grade of GelSite® polymer (HPGA), has been created. We believe this antigen has potential to expand the worldwide production and use of typhoid vaccines.

[ TECHNOLOGY PLATFORMS CHART APPEARS HERE ]

GelSite® Polymer Core Technology
(Patent-Protected)
GelVac™ Powder Platform
Powder vaccine delivery
Powder therapeutic delivery
GelSure™ Injectable Platform
Protein/peptide therapeutic delivery
GPDA™ Adjuvant Platform
Depot adjuvant for vaccines
DTFA™ Typhoid Antigen
Synthetic process; Low cost
1 Kg = 40 millions doses

We believe each of these technologies provides significant advantages as compared to the existing technologies. DelSite has been developing these technologies with product candidates having a significant market potential. The development status is summarized in the Table below.

GelVac™ Powder Platform

GelVac™ nasal powder is an in-situ gelling powder based on GelSite® polymer. As described below, we believe it represents a major technology advancement in nasal delivery technologies for vaccines and therapeutics. Its in-situ gelation property in the nasal cavity allows dry powder particles to change into gel particles upon hydration by nasal fluid. The gel particles provide a prolonged nasal residence time and also a sustained release effect, thereby increasing the absorption of the active ingredients (vaccine antigen or therapeutic agent) through the nasal mucosal lining. Current technologies rely on liquid formulation with preservatives, require cold storage and distribution, use of costly and heavy metal adjuvants, and use of needles for administration. In contrast, GelVac™ nasal powder will have the following characteristics:

*	Room temperature stability
*	Longer shelf life, increasing the ability to stockpile vaccines
*	Storage and distribution without refrigeration
*	Preservative free
*	Ease of administration (needle-free)
*	Induction of both mucosal and systemic immunity
*	Protection at the entry point of microorganisms (most enter bodies through mucosal surfaces)
*	No use of traditional adjuvants

It is our belief that these characteristics will make vaccine products based on GelVac™ powder formulation particularly well suited for bio-defense, pandemic preparation, general stockpiling or forward deployment for military use, and expansion of vaccine coverage in developing countries. Since the vaccine is stable at room temperature and does not require cold storage at any point, we believe that the single unit dose could be rapidly distributed through U.S. mail or express overnight services and self administered under emergency conditions without trained medical personnel.

GelVac™ Nasal Powder H5N1 influenza vaccine

GelVac™ Nasal Powder H5N1 influenza vaccine is DelSite's lead product candidate based on the GelVac™ platform. The H5N1 influenza virus is currently considered of the highest risk of causing a pandemic. As indicated above, the advantages of GelVac™ platform are particularly well suited for the pandemic vaccines as such vaccines need a prolonged shelf life for stockpiling, rapid distribution without refrigeration, and needle-free administration under emergency conditions. A GelVac™ powder formulation containing an influenza H1N1 antigen has been stable at ambient room temperature for over 36 months. The GelVac™ platform formulation is not limited to the H5N1 antigen but will be applicable to seasonal flu and other antigens.

DelSite has successfully secured the H5N1 antigen supply from an established vaccine manufacturer. The project has been moving forward steadily toward clinical studies. The H5N1vaccine has recently passed animal toxicology studies and is scheduled to enter a Phase I safety and immunogenicity trial in 2008. The major milestones that have been achieved so far are as follows.
*	cGMP Manufacturing and IP for polymer	Completed
*	Preclinical immunogenicity	Completed
*	Toxicity of polymer/two species	Completed
*	Phase I human GelVacTM platform safety	Completed
*	Pre-IND meeting FDA (Trivalent, influenza 11/06)	Completed
*	GLP/GMP antigen (H5N1, non-egg)	Completed
*	Pilot vaccine powder manufacturing	Completed
*	Vaccine toxicology	Completed
*	Pre-IND meeting FDA (H5N1, non-egg)	Completed
*	Phase I clinical study schedule	2008

GelVac™ Nasal Powder Human papillomavirus Virus-Like Particle (HPV-VLP) Vaccine

HPV affects the genital tract mucosa or epithelium and causes cervical cancer in women. The current approved injectable HPV-VLP vaccine requires cold storage, is given as a three-dose regime during which severe pain is associated with the second and third dose administration. In 2005, Nature Medicine concluded that the basic immunology research has shown that the nasal mucosal immune system is closely linked with that in the vaginal tract. Thus, we believe nasal immunization can be a feasible route of immunization that can be used independently or as a boost immunization after the primary immunization by injection. Nasal vaccines may be better tolerated and accepted by the patient and are well suited for use in developing countries where they are needed urgently.

GelVac™ nasal powder HPV-VLP vaccine is being developed in collaboration with National Cancer Institute where the current HPV-VLP vaccine was originally developed. A series of pre-clinical animal studies have been completed that showed that GelVac™ nasal powder HPV-VLP vaccine was just as immunogenic as the HPV-VLP antigen given by injection. Based on these positive results, animal toxicology studies are being planned in preparation for the initiation of clinical studies.

Nasal Powder Therapeutics

Protein and peptide therapeutics are a rapidly growing market. We believe delivery through the nasal pathway has potential for delivery of these therapeutic candidates. Recently, certain product candidates in the market have suffered a few set backs - termination of the development programs on the anti-obesity peptide PYY by Merck and the anti-osteoporosis peptide parathyroid hormone (PTH) by Procter & Gamble. However, these product candidates are based on the classical liquid delivery technology. GelVac™ nasal powder represents an entirely new technology and market opportunity for therapeutics in addition to the vaccine market. It is well suited for nasal proteins/peptide delivery, potentially eliminating cold storage and use of needles.

DelSite has demonstrated proof of concept with calcitonin (osteoporosis) and vasopressin (diuretic), which are approved liquid nasal spray products currently on the market. DelSite is currently focusing on development of nasal powder calcitonin for treatment of osteoporosis. Calcitonin is a proven peptide therapeutic for osteoporosis with a sound safety profile as demonstrated in the marketplace. The current nasal calcitonin product is a liquid spray and requires cold storage in the refrigerator. We believe GelVac™ nasal powder can potentially enhance this product and its use by allowing it to be stored at room temperature as well as achieving the same therapeutic effect at a reduced dosage level.

DelSite also plans to develop with a partner nasal powder insulin products based on GelVac™ nasal powder, as the need for alternative delivery of insulin to relieve the suffering patients endure by taking daily injections still exists. We believe that the advantages and convenience provided by GelVac™ nasal powder can overcome the limitations of the inhaled product and make a nasal insulin product possible.

GelSure™ Injectable Platform

GelSure™ delivery system is the injectable platform based on GelSite® polymer for delivery of therapeutic proteins and peptides. It has the in-situ gelling property for sustained release and also a distinct and prolonged protein stabilization effect. We believe this platform can also be used for local delivery of therapeutic proteins and peptides such as surgical and treatment sites for cardiovascular and bone repairs.

GelSure™ has been demonstrated to provide a sustained release with human growth hormone in animals over multiple days. In addition, it has also been demonstrated to provide stabilization and sustained delivery of keratinocyte growth factor (KGF) to wounds in pigs. It was further shown that GelSure™ platform promoted the cell proliferation activities of KGF, which is a positive indicator for wound healing applications.

Adjuvant Platform: GelSite® Polymer Depot Adjuvant (GPDA™)

GelSite® polymer is an inert and generally regarded as safe (GRAS) compound by the FDA. The adjuvant based on GelSite® polymer (GPDA™) thus represents a new type of adjuvant that is exclusively based on the sustained antigen release or depot effect. This is achieved by the in-situ gelling property of the GelSite® polymer. The GPDA™ is different from immunostimulatory adjuvants that exert the adjuvant effect through immunostimulation and consequently potentially have a higher safety concern. The adjuvant effect of GPDA™ has been demonstrated with influenza antigens as well as the HPV-VLP in preclinical studies and is achieved at a very low polymer concentration.

Compared to the current immunostumulatory adjuvants in vaccines, the GPDA™ potentially has much less side effect and safety concerns because of its depot effect, in which the polymer forms a reservoir and allows slow diffusion of the antigen. Unlike many current adjuvants, it can be used in liquid as well as dried formulations. Also importantly, it can potentially be combined with other immunostimulatory adjuvants at a reduced dose and cost for synergistic adjuvant effect.

DelSite Typhoid Fever Antigen (DTFA™)

As reported in the New England Journal of Medicine, typhoid fever is a major cause of morbidity in the world, especially in the developing countries in Asia, Africa, and Latin America with an annual 500,000 - 600,000 deaths. It is caused by Salmonella typhi (S. typhi). The Vi capsular polysaccharide produced on the surface of S. typhi is the protective antigen and is used in current vaccines for prophylactic immunization against typhoid fever for people of two years of age and older. A second generation of vaccines based on a Vi polysaccharide-protein conjugate is being developed that may potentially be more immunogenic and effective in children under two years of age.

Using its proprietary high molecular weight polygalacturonic acid (HPGA) as a backbone, DelSite has developed a simple process for producing a synthetic Vi polysaccharide (DTFA™). Studies have shown that DTFA™ not only shares the same antigenicity with the Vi polysaccharide, but is also immunogenic in animals. These studies thus indicate that this DTFA™ may be capable of being used to make a typhoid vaccine.

Current Vi vaccines are produced by costly bacteria fermentation and elaborate purification processes. In contrast, DTFA™ can be produced readily by modification of HPGA in a very large quantity. Each kilogram of DTFA™ can make 20 - 40 millions doses of the vaccine at 25 - 50 micrograms of polysaccharide per dose. Thus, we believe that vaccines using DTFA™ could potentially provide a great cost advantage over current vaccines, and make it more feasible and affordable for a widespread use of this vaccine worldwide. In addition, we believe the DTFA™ can also be used for development of a conjugate vaccine that may be effective for children under 2 years of age. Further, we believe DTFA™ can also be developed as vaccine against Paratyphoid C and Salmonella Dublin, two other important pathogens in humans and animals.

Technology and product development status

Platforms	Routes/area	Product candidates	Indications	Key technical attributes	Development Status
					Formu -lation	Pre- clinical	Toxicol- ogy	Clinical phase I
GelVacTM Powder	Platform	n/a	n/a	* Patient-friendly * Needle-free * Preservative-free * No refrigeration	X	X	X	X
	Nasal Vaccine	Influenza	Flu vaccine		X	X	X	H5N1 in 2008
		HPV-VLP	HPV vaccine		X	X
	Nasal therapeutics	Calcitonin	Osteoporosis		X	X
		Insulin	Diabetics		X	X
		Vasopressin	Diuretic		X	X
GelSure TM Injectable	Platform	n/a	n/a	* Sustained release * Protein/peptide stabilization	X	X	X
	Injectable Therapeutics	Growth hormone	GH deficiency		X	X
		Live cells	Cell therapy		X	X
	Local Therapeutics	KGF	Wound healing		X	X
GPDA™ Adjuvant	Platform	n/a	n/a	* Depot adjuvant through sustained release * Not immunostimulatory	X	X	X
	Injectable Vaccine	Influenza	Flu vaccine		X	X
		HPV-VLP	HPV vaccine		X	X
DTFATM	Injectable or Nasal Vaccine	Modified polymer	Typhoid vaccine	* Simple process * High yield	X	X

Development Milestones

In 2002, DelSite formed a strategic collaboration with Southern Research Institute, Inc., of Birmingham, Alabama, to assist in the development of an injectable drug delivery system based on the GelSite® polymer. This agreement was subsequently assigned to Brookwood Pharmaceuticals, Inc. Brookwood is a for-profit center for scientific research and is still closely associated with the Southern Research Institute. The two companies signed a five-year collaborative agreement in April 2003, under which they will jointly develop an injectable long-term delivery system for proteins and peptides. In July 2006, we signed a one-year renewable collaboration agreement with Brookwood to continue developing injectable therapeutic formulations and in July 2007, the agreement was extended for an additional two years. Intellectual property rights for discoveries under these agreements will be determined based upon the nature and source of the discovery. Research efforts under these agreements are managed by a team comprised of two scientists from each company.

In March 2004, the National Institute of Allergy and Infectious Diseases ("NIAID") awarded a Small Business Innovation Research ("SBIR") Biodefense Grant to DelSite of up to $888,000 over two years, based on satisfactory progress of the project. The grant proposal has funded development of nasal vaccine delivery formulations including the GelVac™ intranasal powder vaccine delivery platform technology. In January 2006, DelSite applied for and received a nine-month extension of time to complete the approved work under this grant. In November 2006, DelSite received the permission to further extend the research grant to May 2007 and all projects funded by the grant were completed during that time.

In July 2004, DelSite leased 5,773 square feet of new laboratory and office space in the Texas A&M University Research Park in College Station, Texas.

In October 2004, NIAID awarded DelSite a $6 million grant to develop an inactivated influenza nasal powder vaccine against the H5N1 strain commonly known as avian or bird flu. The grant was awarded under a biodefense and SARS product development initiative and is funding a three-year preclinical program utilizing our proprietary GelVac™ nasal powder delivery system. DelSite has completed the first two milestones of this program on schedule. In August 2007, DelSite applied for and was granted an extension until August 2008 to complete the work under this grant.

In May 2005, DelSite completed the first human Phase I safety study of GelVac™ nasal powder delivery platform (without an antigen or active ingredient). The double-blind, randomized, three-way crossover study was intended to evaluate the nasal deposition of the GelVac™ powder as well as to assess the safety of the GelVac™ system. The results demonstrated the proof-of-concept of this powder system. The powder was delivered efficiently and was found to be safe and well tolerated. This formed the foundation for the future development of this nasal powder system.

In September 2006, DelSite Biotechnologies, Inc., entered into a three-year Cooperative Research and Development Agreement (CRADA) with the Laboratory of Cellular Oncology at the National Cancer Institute (NCI) to determine if DelSite's GelVac™ nasal powder delivery system is adaptable for delivering human papillomavirus virus-like particle (HPV VLP) vaccines in a powder dosage form for mucosal immunization.

In November 2006, DelSite completed a Pre-IND meeting with FDA and obtained FDA's input and recommendations on its GelVac™ nasal powder influenza vaccine with the inactivated trivalent influenza antigens.

In January 2007, DelSite granted a non-exclusive license to EndoBiologics, Inc., (EndoBiologics) of Missoula, Montana. The license covers developing and evaluating investigational conjugate vaccines against bacillary dysentery (shigellosis) and other bacterial diseases using DelSite's GelVac™ nasal powder vaccine delivery platform. The goal of the program is to develop needle-free vaccines that can be shipped worldwide and stored without refrigeration.

Shigellosis is the leading cause of dysentery worldwide. It is endemic in lesser developed countries, and causes infections in about 160 million children annually. It is also a serious threat to international travelers and U.S. military forces stationed or deployed to endemic regions.

EndoBiologics is a privately-held biotechnology company and has a Cooperative Research and Development Agreement (CRADA) with the Walter Reed Army Institute of Research and grants from the Department of Defense for the development of vaccines to protect U.S. military troops against bacterial dysentery. Preclinical work under this agreement is ongoing.

In January 2007, DelSite also granted a non-exclusive license to AriaVax, Inc., (AriaVax), a biotechnology company located in Gaithersburg, Maryland, for the purpose of developing and evaluating an investigational novel peptide vaccine against HIV infection using DelSite's proprietary GelSite® polymer delivery technology. The objective of the program is to develop an effective peptide vaccine formulation that will not only enhance the immune system but will also remain stable at room temperature, be easily shipped and require no refrigeration.

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

AriaVax is a privately-held small molecule vaccine company. AriaVax is using its proprietary Deadlock™ technology to create novel peptide-based vaccine candidates for a variety of indications. A portion of the HIV work described here has been supported by grants from the National Institutes of Health of the Department of Health and Human Services. Preclinical work under this agreement is ongoing.

In February 2007, DelSite signed a non-exclusive license agreement with privately-held ElSohly Laboratories, Inc., (ElSohly) of Oxford, Mississippi. The agreement covers the use of GelSite® polymer technology in formulating the anticancer drug and analogs that are being developed by ElSohly. The overall goal is to use the GelSite® polymer technology to enhance the solubility and extend the release time of the drug candidate and analogs. In September 2007, the agreement was amended to include new small molecule drug candidates and analogs currently under development in collaboration with the National Center for Natural Products Research at the University of Mississippi.

The anticancer drug and analogs being developed by ElSohly are intended for more than one type of cancer. The development effort is conducted in part under CRADA with the National Cancer Institute and in collaboration with the National Center for Natural Products Research at the University of Mississippi.

ElSohly is a privately-held company specializing in naturally-derived therapeutics. One of its drug candidates has undergone a human clinical trial in Europe. Funding for product development comes from private and government contracts, as well as sale of reference standards for organizations involved in the National Laboratory Certification Program. ElSohly has been in business for over 20 years.

In March 2007, DelSite signed a collaboration agreement with the International Vaccine Institute (IVI) of Seoul, Korea, for the purpose of evaluating DelSite's proprietary GelSite® polymer delivery technology for sublingual vaccines that can be used in needy areas of the developing world, an area that the IVI was created under the auspices of the United Nations Development Program to address. Under the agreement, DelSite will formulate vaccine antigens supplied by IVI for sublingual delivery and IVI will conduct animal testing. The target vaccine antigens and formulation forms will be selected by mutual agreement. Preclinical work under this agreement is ongoing.

In April 2007, DelSite signed a non-exclusive technology evaluation agreement with Nastech Pharmaceutical Company, Inc. for the purpose of evaluating DelSite's GelSite® polymer for enhancing intranasal delivery of peptide and protein therapeutics. The goal of the program is to assess whether the GelSite® polymer, in combination with Nastech's tight junction modulating technology, can increase bioavailability and provide additional pharmacokinetic profiles that could be useful for future development of Nastech's intranasally-delivered peptides and proteins. As part of the agreement, DelSite will conduct initial formulation development of the GelSite® polymer with Nastech formulations and will provide Nastech with final formulation characterization support. Preclinical work under this agreement is ongoing.

In April 2007, DelSite secured a source of H5NI avian influenza (bird flu) antigen from an established manufacturer for its planned Phase I clinical trial of a novel nasal powder influenza vaccine using its GelVac™ delivery system. The arrangements provided for DelSite to receive both GLP and cGMP grade antigens, which relieved DelSite from the expense of producing an antigen using its viral and cell banks. After securing the antigen supply, DelSite proceeded to develop toxicology study protocols to assess the safety of the vaccine in animals and submitted the protocols to the FDA for review.

In May 2007, DelSite announced that it had obtained a Commercial Evaluation License from the National Institutes of Health (NIH) for evaluating a novel polysaccharide technology discovered at NIH for developing a typhoid vaccine with DelSite's GelSite® polymer. Typhoid fever is a life-threatening illness caused by the bacterium Salmonella typhi, with an estimated 16-33 million cases occurring worldwide each year. Antibiotic-resistant Salmonella Typhi has been found in many parts of the world, limiting the effectiveness of antibiotics in treating typhoid fever.

With NIH's technology, GelSite® polymer may be chemically modified into a new end product, DTFA™, which can be used as the vaccine antigen against Salmonella Typhi. The combination of NIH's technology with GelSite® polymer could allow production of the vaccine antigen in a more efficient synthetic manner as compared to the current process involving bacteria fermentation and multiple purification steps, which in turn could increase the antigen production and make the final vaccine product more cost-effective and affordable. Preclinical work under this agreement is ongoing.

In July 2007, DelSite took delivery of the GLP-grade antigen and the toxicology studies commenced the following month at the facilities of Charles River Laboratories-Preclinical Services, a contract research organization well known for its work in preclinical studies of viral antigens. The studies were successfully completed in December 2007 using the protocols reviewed by FDA, in which safety and non-toxicity of the vaccine were demonstrated.

In August 2007, DelSite entered into a material transfer agreement to provide its GMP-grade high-molecular-weight GelSite® polymer to a large U.S. company for testing a novel technique for cardiac tissue repair. Among the key features of the GelSite® polymer are its in-situ gelling and mucoadhesive properties which, in this experimental application, may create a molecular anchor in order to slow or prevent the dispersion of active ingredients away from specific tissues.

In September 2007, DelSite entered into a technology evaluation rights license agreement with a biotechnology company for transdermal delivery of vaccines using GelSite® polymer. As part of the agreement, DelSite provided GelSite® polymer and assistance in formulation development of a transdermal vaccine. Transdermal vaccination avoids needle sticks, pain or tissue damage and offers distinct advantages over conventional vaccination regimens. The objective of the program is to develop an effective vaccine formulation that may further enhance the immune response following through-the-skin delivery. The GelSite® polymer's distinct chemical and functional properties, including its capability for in-situ gel formation that provides a matrix for sustained antigen release, may make it a potentially suitable platform for noninvasive transdermal vaccination delivery.

In November 2007, DelSite met with the FDA in a pre-IND meeting and obtained FDA's input and recommendations on the planned Phase I clinical safety study of GelVac™ nasal powder H5N1 vaccine in humans.

In February 2008, DelSite took delivery of clinical-grade H5N1 antigen produced under cGMP requirements and immediately began to prepare for and produce vaccine materials for the Phase I clinical trial. Assuming we are able to overcome our present liquidity issues and raise additional funding necessary for DelSite expenses, we expect DelSite to commence the clinical trial in the third quarter of 2008.

In March 2008, DelSite announced that it has commenced a collaboration with ImmuneRegen® BioSciences, Inc., a wholly owned biotechnology product development and licensing subsidiary of IR BioSciences Holdings, Inc., to develop a new vaccine adjuvant system that provides both immediate and sustained immunostimulation for more effective protection against a variety of transmittable pathogens. With an initial focus on an influenza virus vaccine, the collaboration will determine if the combination of ImmuneRegen's vaccine adjuvant compound, Viprovex®, and DelSite's unique adjuvant system based on the polymer GelSite®, can potentially augment the ability of vaccine products to produce the enhanced immune response.

Human Clinical Studies

Our new product programs for our operating segments do not require clinical trials for clearance or approval prior to commercial distribution. However, from time to time, we support our existing products and new products with clinical studies that will support or expand the product claims and indications for use and thereby demonstrate the product's features and benefits. DelSite's program of developing its GelSite® and GelVac™ technologies for the delivery of vaccines and therapeutics periodically requires clinical studies to demonstrate safety and efficacy. In 2005, DelSite conducted a successful Phase I human safety study utilizing the GelVac™ delivery system with the GelSite® polymer only. Assuming we are able to overcome our present liquidity issues and raise additional funding necessary for DelSite expenses in late 2008, we expect to complete Phase I clinical safety study for our GelVac™ vaccine delivery system with a non-egg based H5N1 avian influenza antigen.

CARRINGTON PRODUCTS AND POTENTIAL INDICATIONS DEVELOPED,
PLANNED OR UNDER DEVELOPMENT
PRODUCT OR POTENTIAL INDICATION	POTENTIAL MARKET APPLICATIONS	STATUS

Topical Dressings Dressings	Pressure and Vascular Ulcers Diabetic Ulcers, Surgical Wounds	Marketed Marketed
Cleansers	Wounds	Marketed
Anti-fungal	Cutaneous Fungal Infection	Marketed
Hydrocolloids	Wounds	Marketed
Alginates Anti-infective Sunscreens	Wounds Wounds Skin	Marketed Development Marketed
Oral Human Pain Reduction	Mucositis	Marketed
Dental Pain Reduction Post Extraction Wounds	Aphthous Ulcers, Oral Wounds Oral Surgery	Marketed Marketed

Injectable Veterinary Adjunct for cancer	Fibrosarcoma	Marketed

Nutraceuticals Immune Enhancing Product Immune Enhancing Product	Manapol®/Maitake Gold 404® Manapol®/Calcium Enriched	Marketed Clinical Evaluation

Licensing Strategy

We expect that prescription pharmaceutical products containing certain defined drug substances will require a substantial degree of developmental effort and expense. Before governmental approval to market any such product is obtained, we may license these products for certain indications to other pharmaceutical companies in the United States or foreign countries and require such licensees to undertake the steps necessary to obtain marketing approval in a particular country or for specific indications.

Similarly, we intend to license third parties to market products containing defined chemical entities for certain human indications when it lacks the expertise or financial resources to market such products effectively. If we are unable to enter into such agreements, we may undertake marketing the products ourselves for such indications. Our ability to market these products for specific indications will depend largely on our financial condition at the time and the results of related clinical trials. There is no assurance that we will be able to enter into any license agreements with third parties or that, if such license agreements are concluded, they will contribute to our overall profits.

Raw Materials and Processing

The principal raw material we use in our operations is the leaf of the plant known as Aloe vera L. Through patented processes, we obtain several bulk freeze-dried biologic materials from the central portion of the Aloe vera L. leaf known as the gel. A basic bulk mannan, Acemannan Hydrogel®, is used as an ingredient in certain of our proprietary wound and skin care products.

We own a 410-acre farm in the Guanacaste province of northwest Costa Rica which currently has approximately 71 acres planted with Aloe vera L. We are currently performing a land reclamation project on the farm to increase productive acreage. Our current need for leaves exceeds the supply of harvestable leaves from our farm, requiring the purchase of leaves from other sources in Costa Rica at prices comparable to the cost of acquiring leaves from our farm. We have entered into several supply agreements with local suppliers near our factory to provide leaves. From time to time we also import leaves from Central and South America at prices comparable to those in the local market. We anticipate that the suppliers we currently use will be able to meet all of our requirements for leaves in 2008.

We have a 21.5% ownership interest in Aloe and Herbs International, Inc., a Panamanian corporation formed for the purpose of establishing an Aloe vera L. farm in Costa Rica. We purchase leaves from Rancho Aloe, S.A., a wholly-owned subsidiary of Aloe & Herbs, which has a 5,000-acre farm in close proximity to our farm, at a market price per kilogram of leaves supplied.

As of December 31, 2007, Rancho Aloe was providing an average of 25.5% of our monthly requirement of leaves. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" for further information regarding our relationship with Aloe & Herbs.

Manufacturing

Since 1995, our manufacturing facility has been located in our headquarters in Irving, Texas. We believe that this manufacturing facility has sufficient capacity to provide for the present line of products. Final packaging of certain of our wound care products is completed by outside vendors. Our calcium alginates, films, hydrocolloids, foam dressings, gel sheets, tablets, capsules, and freeze-dried products are being provided by third parties.

As a result of our shift in strategic focus, our packaged product manufacturing operations in the United States, which have experienced operating losses in recent years and are not anticipated to provide sufficient revenues to support our development of DelSite's technology as we move forward, no longer fit within our strategy, and we are in the process of selling the assets supporting our U.S. packaged product manufacturing operations. In January 2008, we engaged the investment banking firm of Milkie/Ferguson Investments, Inc. to represent us in the sale process. This proposed sale will likely include all of the Medical Services Division and products manufactured in the U.S. from the specialty manufacturing services portion of the Consumer Services Division. See Item 1A "Risk Factors-We could be required to make substantial cash payments upon an event of default, a failure to meet certain financial covenants or a change of control under our senior secured convertible debentures and related warrants, and, because the debentures are secured, holders of the debentures could take action against our assets upon an event of default."

All of our proprietary bulk pharmaceutical products and freeze-dried Aloe vera L. extracts are produced in our processing plant in Costa Rica. This facility has the ability to supply the bulk aloe raw materials requirements of our current product lines and bulk material contracts for the foreseeable future. Certain liquid nutraceutical products which we provide to customers on a custom manufacturing basis are also produced at the Costa Rica facility. In addition, production of the SaliCept® Patch has been transferred to the plant in Costa Rica to better meet anticipated market demands for the product for post-extraction wounds and aphthous ulcers. Assuming we are able to overcome our present liquidity issues, we anticipate that our Costa Rica manufacturing operations will continue to contribute to our operations after the implementation of our shift in strategic focus.

Competition

DelSite and Research and Development. The biopharmaceutical field is expected to continue to undergo rapid and significant technological change. Potential competitors in the United States and abroad are numerous and include pharmaceutical, chemical and biotechnology companies. Many of these companies have substantially greater capital resources, research and development staffs, facilities and expertise (in areas including research and development, manufacturing, testing, obtaining regulatory approvals and marketing) than us. This competition can be expected to become more intense as commercial applications for biotechnology and pharmaceutical products increase. Some of these companies may be better able than us to develop, refine, manufacture and market products which have application to the same indications as we are exploring. We understand that certain of these competitors are in the process of conducting human clinical trials of, or have filed applications with government agencies for approval to market certain products that will compete with our products, both in our present wound care market and in markets associated with products we have under development.

Medical Services Division and Consumer Services Division. We compete against many companies that sell products which are competitive with our products, with many of our competitors using very aggressive marketing efforts. Our main competitors in our Medical Services Divisions are Johnson & Johnson, Smith & Nephew and ConvaTec and our main competitors in our Consumer Services Division are Aloe Corp. and Improve Aloe. Many of our competitors are substantially larger than we are in terms of sales and distribution networks and have substantially greater financial and other resources. As a result of our shift in strategic focus and our liquidity issues, management anticipates that our operations constituting our Medical Services Division will be substantially scaled down or sold in the second quarter of 2008.

Governmental Regulation

The production and marketing of our products, and our research and development activities, are subject to regulation for safety, efficacy and quality by numerous governmental authorities in the United States and other countries. In the United States, drug devices for human use are subject to rigorous FDA regulation. The Federal Food, Drug and Cosmetic Act, as amended (the FFDC Act), the regulations promulgated thereunder, and other federal and state statutes and regulations govern, among other things, the development, laboratory testing, clinical testing manufacture, safety, effectiveness, labeling, storage, record keeping, approval, advertising and promotion of our products. For marketing outside the United States, we are subject to foreign regulatory requirements governing human clinical trials and marketing approval for drugs and devices. The requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement may vary widely from country to country.

Food and Drug Administration. The contents, labeling and advertising of many of our products are regulated by the FDA. We are required to obtain FDA approval before it can study or market any proposed prescription drugs and may be required to obtain such approval for proposed nonprescription products. This procedure involves extensive clinical research, and separate FDA approvals are required at various stages of product development. The approval process requires, among other things, presentation of substantial evidence to the FDA, based on clinical studies, as to the safety and efficacy of the proposed product.

After approval, manufacturers must continue to expend time, money and effort in production and quality control to assure continual compliance with the current Good Manufacturing Practices regulations. Also, under the new program for harmonization between Europe and the United States, we are required to meet the requirements of the International Committee on Harmonization and the ISO 13485 regulations, for OTC drugs and medical devices, respectively. A company can, under certain circumstances after application, have a new drug approved under a process known as centralization rather than having to go through a country-by-country approval in the European Union.

Certain of our wound and skin care products are registered with the FDA as medical devices pursuant to the regulations under Section 510(k) of the FFDC Act (known as Premarket Notification). A medical device is a product whose primary intended medical purpose, such as to cover a wound, is accomplished without a chemical or pharmacological action. A medical device which is substantially equivalent to an existing product will be reviewed by the FDA and if clearance to market is granted, then the device can be sold in the United States without additional developmental studies. A medical device which is not substantially equivalent is subject to an FDA approval process similar to that required for a new drug, beginning with an Investigational Device Exemption and culminating in a Premarket Approval. We have sought and obtained all our device approvals under Section 510(k). We currently market eight products which require a prescription as medical devices.

DelSite focuses on development of delivery technologies for vaccines and protein/peptide therapeutics and product candidate development based on these technologies. DelSite considers the understanding of the regulatory pathway and ensuring regulatory compliance critical to its technology and product development activities and aims to use its delivery technologies to improve existing products on the market as well as develop new product candidates. The regulatory pathways for these two can be different with respect to the extent of clinical studies required. Although DelSite does not plan to manufacture the final products, understanding of the pathway leading to final product approval is important and will influence the activities DelSite undertakes to achieve product development goals, with the result of enhancing the company's value and accelerating the development of collaborative relationships with potential partners.

DelSite's technology and development activities encompass preclinical development, animal toxicology studies, GLP (good laboratory practices) and cGMP (current good manufacturing practices) manufacturing, and clinical development. These are all regulated by the FDA, specifically, the CDER for drugs and CBER for biologics and vaccines. The compliance to FDA regulations is achieved through following guidance documents from the FDA, holding pre-IND meetings with the FDA, and consultation with regulatory specialists from the FDA and other regulatory consultants.

To support the preclinical and clinical development, DelSite conducts manufacturing of raw materials and pilot-scale manufacturing of product candidates under GLP and cGMP. These include the cGMP manufacturing of GelSite® polymer, GLP manufacturing of product candidates for FDA-required animal toxicology studies, and cGMP manufacturing of clinical materials for phase I and II clinical trials. DelSite follows the GLP and GMP regulations in conducting these activities. The company has filed Drug Master Files on GelSite® polymer with both CDER and CBER in 2005 and 2006 and has been updating both annually.

DelSite plans to initiate a phase I safety and immunogenicity study of its GelVac™ nasal powder H5N1 influenza vaccine in humans. To reach this goal, DelSite has so far completed two pre-IND meetings with the FDA, in which DelSite obtained regulatory guidance on activities leading to its Phase I study and overall product development, including CMC (chemistry, manufacturing, and control), vaccine antigens, animal toxicology, and clinical design and related testing. Based on the results of these two meetings, DelSite has completed the required animal toxicology studies with its GelVac™ Nasal Powder H5N1 vaccine using the GLP antigen supplied by an established vaccine manufacturer, and in March and April 2008 will be manufacturing the GelVac™ nasal powder H5N1 vaccine under cGMP at different dosage levels using the cGMP antigen from the same antigen supplier.

DelSite plans to work with a well established clinical contract research organization, or CRO, for conducting the planned phase I study and a well established testing service laboratory for testing specific antibody levels in the samples generated from the study. Thus, DelSite will rely on the CRO to be compliant with the cGCP (current good clinical practices) regulations and the testing laboratory to be compliant with GLP regulations. DelSite will conduct the necessary auditing to ensure the compliance.

Other Regulatory Authorities. Our advertising and sales practices are subject to regulation by the Federal Trade Commission (FTC), the FDA and state agencies. Our processing and manufacturing plants are subject to federal, state and foreign laws and to regulation by the Bureau of Alcohol, Tobacco and Firearms of the Department of the Treasury and by the Environmental Protection Agency, as well as the FDA and USDA.

We believe that we are in substantial compliance with all applicable laws and regulations relating to our operations, but there is no assurance that such laws and regulations will not be changed. Any such change may have a material adverse effect on our operations.

The manufacturing, processing, formulating, packaging, labeling and advertising of products of our Consumer Services Division are also subject to regulation by one or more federal agencies, including the FDA, the FTC, the USDA and the EPA. These activities are also regulated by various agencies of the states, localities and foreign countries to which our products are distributed and in which our products are sold. The FDA, in particular, regulates the formulation, manufacture and labeling of vitamin and other nutritional supplements.

The Dietary Supplement Health and Education Act of 1994 (DSHEA) revised the provisions of the FFDC Act concerning the composition and labeling of dietary supplements and, in our judgment, is favorable to the dietary supplement industry. The legislation created a new statutory class, entitled dietary supplement, which includes vitamins, minerals, herbs, amino acids and other dietary substances for human use to supplement the diet. DSHEA grandfathered, with certain limitations, dietary ingredients on the market before October 15, 1994. A dietary supplement which contains a new dietary ingredient, one not on the market before October 15, 1994, requires evidence of a history of use or other evidence of safety establishing that it will reasonably be expected to be safe. The majority of the products marketed by our Consumer Services Division are classified as dietary supplements under DSHEA.

Both foods and dietary supplements are subject to the Nutrition Labeling and Education Act of 1990 (NLEA), which prohibits the use of any health claim for foods, including dietary supplements, unless the health claim is supported by significant scientific agreement and is either pre-approved by the FDA or the subject of substantial government scientific publications and a notification to the FDA. To date, the FDA has approved the use of only limited health claims for dietary supplements. However, among other things, DSHEA amended, for dietary supplements, the NLEA by providing that statements of nutritional support may be used in labeling for dietary supplements without FDA pre-approval if certain requirements, including prominent disclosure on the label of the lack of FDA review of the relevant statement, possession by the marketer of substantiating evidence for the statement and post-use notification to the FDA, are met. Such statements may describe how particular nutritional supplements affect the structure, function or general well-being of the body (e.g., "promotes cardiovascular health").

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

As a result of efforts to comply with applicable statutes and regulations, our Consumer Services Division has from time to time reformulated, eliminated or relabeled certain of our products and revised certain provisions of our sales and marketing program. Our Consumer Services Division cannot predict the nature of any future laws, regulations, interpretations or applications, nor can it determine what effect additional governmental regulations or administrative orders, when and if promulgated, would have on existing products. They could, however, require the reformulation of certain products to meet new standards, the recall or discontinuance of certain products not capable of reformulation, additional record keeping, expanded documentation of the properties of certain products, expanded or different labeling, and/or scientific substantiation. Any or all of such requirements could have a material adverse effect on our results of operations and financial condition.

Compliance with the provisions of national, state and local environmental laws and regulations has not had a material adverse effect upon our capital expenditures, earnings, financial position, liquidity or competitive position.

Patents and Proprietary Rights

As is industry practice, we have a policy of using patents, trademarks and trade secrets to protect the results of our research and development activities and, to the extent it may be necessary or advisable, to exclude others from appropriating our proprietary technology. Our policy is to protect aggressively our proprietary technology by seeking and enforcing patents in a worldwide program.

The patents in the table below support, in part, the products and production processes for our proprietary bulk raw materials which are used in our advanced wound care products and nutritional supplements, as well as sold in bulk to manufacturers of other products. Inventions in these patents provide many of our products in both our Medical Services and Consumer Services Divisions with a vital differentiation in the marketplace because of the production processes which maintain the original complex polymeric carbohydrates intact.
Title	Country Code	Patent No.	Issue Date

PROCESS FOR PREPARATION OF ALOE PRODUCTS	United States	4,957,907	9/18/1990

PROCESSES FOR PREPARATION OF ALOE PRODUCTS, PRODUCTS PRODUCED THEREBY AND COMPOSITIONS THEREOF	United States	4,959,214	9/25/1990

PROCESSES FOR PREPARATION OF ALOE PRODUCTS, PRODUCTS PRODUCED THEREBY AND COMPOSITIONS THEREOF	United States	4,966,892	10/30/1990

DRINK CONTAINING MUCILAGINOUS POLYSACCHARIDES AND ITS PREPARATION	United States	5,443,830	8/22/1995

BIOACTIVE FACTORS OF ALOE VERA PLANT	United States	5,902,796	5/11/1999

BIFURCATED METHOD TO PROCESS ALOE WHOLE LEAF	United States	5,925,357	7/20/1999

DISPERSED SOLID-CONTAINING COMPLEX CARBOHYDRATE	Turkey	1482911	10/17/2007

DISPERSED SOLID-CONTAINING COMPLEX CARBOHYDRATE	Switzerland	1482911	10/17/2007

BIFURCATED METHOD TO PROCESS ALOE WHOLE LEAF	Sweden	0966294	5/28/2003

PROCESS FOR PREPARATION OF ALOE PRODUCTS, PRODUCTS PRODUCED THEREBY AND COMPOSITIONS THEREOF	Spain	556686	12/16/1987

DISPERSED SOLID-CONTAINING COMPLEX CARBOHYDRATE	Spain	1482911	10/17/2007

PROCESS FOR PREPARATION OF ALOE PRODUCTS	South Korea	62182	2/15/1993

BIOACTIVE FACTORS OF ALOE VERA PLANT	South Korea	419354	2/6/2004

BIFURCATED METHOD TO PROCESS ALOE WHOLE LEAF	South Korea	524217	10/20/2005

BIOACTIVE FACTORS OF ALOE VERA PLANT	Singapore	51748	6/20/2000

DISPERSED SOLID-CONTAINING COMPLEX CARBOHYDRATE	Portugal	1482911	10/17/2007

PROCESS FOR PREPARATION OF ALOE PRODUCTS	Netherlands	0356484	10/20/1993

DISPERSED SOLID-CONTAINING COMPLEX CARBOHYDRATE	Netherlands	1482911	10/17/2007

BIFURCATED METHOD TO PROCESS ALOE WHOLE LEAF	Italy	0966294	5/28/2003

DISPERSED SOLID-CONTAINING COMPLEX CARBOHYDRATE	Hungary	1482911	0/17/2007

PROCESS FOR PREPARATION OF ALOE PRODUCTS	Great Britain	0356484	10/20/1993

BIFURCATED METHOD TO PROCESS ALOE WHOLE LEAF	Great Britain	0966294	5/28/2003

DISPERSED SOLID-CONTAINING COMPLEX CARBOHYDRATE	Great Britain	1482911	10/17/2007

PROCESS FOR PREPARATION OF ALOE PRODUCTS	Germany	P68910051	10/20/1993

BIFURCATED METHOD TO PROCESS ALOE WHOLE LEAF	Germany	69815071.6	5/28/2003

DISPERSED SOLID-CONTAINING COMPLEX CARBOHYDRATE	Germany	1482911	10/17/2007

PROCESS FOR PREPARATION OF ALOE PRODUCTS	France	0356484	10/20/1993

BIFURCATED METHOD TO PROCESS ALOE WHOLE LEAF	France	0966294	5/28/2003

DISPERSED SOLID-CONTAINING COMPLEX CARBOHYDRATE	France	1482911	10/17/2007

DISPERSED SOLID-CONTAINING COMPLEX CARBOHYDRATE	Czech Republic	1482911	10/17/2007

PROCESS FOR PREPARATION OF ALOE PRODUCTS, PRODUCTS PRODUCED THEREBY AND COMPOSITIONS THEREOF	Canada	1305475	7/21/1992

PROCESS FOR PREPARATION OF ALOE PRODUCTS	Canada	1,312,860	1/19/1993

PROCESS FOR PREPARATION OF ALOE PRODUCTS	Belgium	0356484	10/20/1993

DISPERSED SOLID-CONTAINING COMPLEX CARBOHYDRATE	Belgium	1482911	10/17/2007

PROCESS FOR PREPARATION OF ALOE PRODUCTS	Austria	0356484	10/20/1993

DISPERSED SOLID-CONTAINING COMPLEX CARBOHYDRATE	Austria	1482911	10/17/2007

BIOACTIVE FACTORS OF ALOE VERA PLANT	Australia	734450	9/27/2001

The patents in the table below support and cover, in parts, products and processes for our proprietary bulk raw material used in our injectable product for the treatment of fibrous sarcoma in cats and dogs. These veterinary products are reported in our Medical Services Division. Revenues from sales of veterinary products represented less than 4% of total Medical Services Division revenues in 2007.
Title	Country Code	Patent No.	Issue Date

PROCESS FOR PREPARATION OF ALOE PRODUCTS	Spain	557821	3/7/1988

PROCESS FOR PREPARATION OF ALOE PRODUCTS	Spain	557820	3/7/1988

The patents in the table below support, in parts, the products and production processes for our proprietary freeze-dried hydrogel products sold in dental markets. These patents provide key protection for our unique oral care products, which are reported in our Medical Services Division. Revenues from sales of oral care products represented less than 1% of total Medical Services Division revenues in 2007.
Title	Country Code	Patent No.	Issue Date

DRIED HYDROGEL FROM HYDROPHILIC- HYGROSCOPIC POLYMER	United States	5,409,703	4/25/1995

DRIED HYDROGEL FROM HYDROPHILIC- HYGROSCOPIC POLYMER	South Korea	343293	6/24/2002

DRIED HYDROGEL FROM HYDROPHILIC- HYGROSCOPIC POLYMER	Japan	2,992,835	10/22/1999

DRIED HYDROGEL FROM HYDROPHILIC- HYGROSCOPIC POLYMER	Italy	0705113	6/5/2002

DRIED HYDROGEL FROM HYDROPHILIC- HYGROSCOPIC POLYMER	Great Britain	0705113	6/5/2002

DRIED HYDROGEL FROM HYDROPHILIC- HYGROSCOPIC POLYMER	Germany	69430746.7-08	6/5/2002

DRIED HYDROGEL FROM HYDROPHILIC- HYGROSCOPIC POLYMER	France	0705113	6/5/2002

DRIED HYDROGEL FROM HYDROPHILIC- HYGROSCOPIC POLYMER	Austria	0705113	6/5/2002

The patents in the table below provide market protection, in parts, for various unique uses of our advanced wound care and other products containing our proprietary bulk raw materials. These patents provide many of our products in the Medical Services Division with a vital differentiation in the marketplace because of the proprietary materials which contain the original polymeric complex carbohydrate chains found in the Aloe vera L. plant.
Title	Country Code	Patent No.	Issue Date

ADMINISTRATION OF ACEMANNAN	United States	5,106,616	4/21/1992

USES OF ALOE PRODUCTS	United States	5,118,673	6/2/1992

USES OF ALOE PRODUCTS	United States	5,308,838	5/3/1994

WOUND CLEANSER	United States	5,284,833	2/8/1994

USES OF ALOE PRODUCTS	United States	5,441,943	8/15/1995

USES OF ALOE PRODUCTS IN THE PREVENTION AND TREATMENT OF INFECTIONS AND INFESTATIONS	United States	5,703,060	12/30/1997

USES OF ALOE PRODUCTS IN THE TREATMENT OF INFLAMMATORY DISEASES	United States	5,587,364	12/24/1996

ANTINEOPLASTIC USES OF ALOE PRODUCTS	United States	5,773,425	6/30/1998

USES OF ALOE PRODUCTS IN THE TREATMENT OF MULTIPLE SCLEROSIS	United States	5,780,453	7/14/1998

USES OF ALOE PRODUCTS IN THE TREATMENT OF CHRONIC RESPIRATORY DISEASES	United States	5,786,342	7/28/1998

WOUND HEALING ACCELERATED BY SYSTEMIC ADMINISTRATION OF POLYSACCHARIDE FROM ALOE	United States	5,468,737	11/21/1995

USES OF ALOE PRODUCTS	South Korea	209180	4/20/1999

ALOE COMPOSITIONS AND USES THEREFOR	Japan	2888249	2/19/1999

USE OF ACEMANNAN	Italy	0619117	5/10/2000

USES OF ALOE PRODUCTS	Italy	0611304	9/15/1999

USES OF ALOE PRODUCTS	Great Britain	0611304	9/15/1999

USES OF ALOE PRODUCTS	Germany	69131628.7	9/15/1999

USES OF ALOE PRODUCTS	France	0611304	9/15/1999

ALOE COMPOSITION AND USES THEREOF	Canada	1,336,581	8/8/1995

USES OF ALOE PRODUCTS	Canada	2,122,604	8/13/2002

The patents in the table below provide market protection, in parts, for various unique uses of our dental care products containing our proprietary bulk raw materials, and provide protection, in parts, for the dental products themselves. These patents provide these products with a vital differentiation in the marketplace because of the proprietary materials which contain the original polymeric complex carbohydrate chains found in the Aloe vera L. plant. Revenues from sales of oral care products represented less than 1% of total Medical Services Division revenues in 2007.
Title	Country Code	Patent No.	Issue Date

USES OF DENTURE ADHESIVE CONTAINING ALOE EXTRACT	United States	5,760,102	6/2/1998

USES OF DENTURE ADHESIVE CONTAINING ALOE EXTRACT	Taiwan	NI-89390	8/21/1997

USES OF DENTURE ADHESIVE CONTAINING ALOE EXTRACT	South Korea	463469	12/16/2004

USES OF DENTURE ADHESIVE CONTAINING ALOE EXTRACT	Portugal	0884994	9/25/2002

USES OF DENTURE ADHESIVE CONTAINING ALOE EXTRACT	Italy	0884994	9/25/2002

USES OF DENTURE ADHESIVE CONTAINING ALOE EXTRACT	Great Britain	0884994	9/25/2002

USES OF DENTURE ADHESIVE CONTAINING ALOE EXTRACT	Germany	69715827.6	9/25/2002

USES OF DENTURE ADHESIVE CONTAINING ALOE EXTRACT	France	0884994	9/25/2002

USES OF DENTURE ADHESIVE CONTAINING ALOE EXTRACT	Canada	2,245,527	12/5/2006

USES OF DENTURE ADHESIVE CONTAINING ALOE EXTRACT	Australia	718631	4/20/2000

The patent in the table below relates to a discovery with potential marketability in wound care therapies. Any product commercialized as a result of this patent would be reported in DelSite.
Title	Country Code	Patent No.	Issue Date

COMBINATION OF A GROWTH FACTOR AND A PROTEASE ENZYME	United States	7,202,066	4/10/2007

The patents in the table below support, in part, the drug delivery technologies that are the foundation for our DelSite Biotechnologies, Inc. subsidiary. These technologies are all in the developmental and preclinical stage, with the exception of the GelVac™ Nasal Powder delivery system, which has completed a Phase I Clinical Trial.
Title	Country Code	Patent No.	Issue Date

PHARMACOLOGICAL COMPOSITIONS COMPRISING PECTINS HAVING HIGH MOLECULAR WEIGHTS AND LOW DEGREES OF METHOXYLATION	United States	7,022,683	4/04/2006

IN-SITU GEL FORMATION OF PECTIN	United States	6,777,000 B2	8/17/2004

PECTIC SUBSTANCE AS A GROWTH FACTOR STABILIZER	United States	6,313,103 B1	11/6/2001

PECTIC SUBSTANCE AS A GROWTH FACTOR STABILIZER	United States	6,274,548 B1	8/14/2001

ALOE PECTINS	United States	5,929,051	7/27/1999

ALOE PECTINS	United States	7,022,683	4/04/2006

PECTIC SUBSTANCE AS A GROWTH FACTOR STABILIZER	Europe	1 100 820 B1	4/19/2006

ALOE PECTINS	Europe	1086141 B1	9/28/2005

ALOE PECTINS	Korea	587423	05/30/2006

PECTIN SUBSTANCE AS A GROWTH FACTOR STABLIZER	Korea	10-2001-7000869	03/22/2007

COMBINATION OF A GROWTH FACTOR AND A PROTEASE ENZYME	United States	7,202,066	04/10/2007

DELIVERY OF PHYSIOLOGICAL AGENTS WITH IN-SITU GELS COMPRISING ANIONIC POLYSACCHARIDES	Russia	200600484	012/11/2007

IN SITU GELFORMATION OF PECTINS	China	ZL 02807315 0	05/17/2006

We have filed and intend to file patent applications with respect to subsequent developments and improvements when we believe such protection is in our best interest. The scope of protection which ultimately may be afforded by our patents and patent applications is difficult to quantify. There can be no assurance that (i) any additional patents will be issued to us in any or all appropriate jurisdictions, (ii) litigation will not be commenced seeking to challenge our patent protection or such challenges will not be successful, (iii) our processes or products do not or will not infringe upon the patents of third parties or (iv) the scope of patents issued to us will successfully prevent third parties from developing similar and competitive products. It is not possible to predict how any patent litigation will affect our efforts to develop, manufacture or market our products.

We also rely upon, and intend to continue to rely upon, trade secrets, unpatented proprietary know-how and continuing technological innovation to develop and maintain our competitive position. We typically enter into confidentiality agreements with our scientific consultants, and our key employees have entered into agreements with us requiring that they forbear from disclosing confidential information and assign to us all rights in any inventions made while in our employ relating to our activities.

The technology applicable to our products is developing rapidly. A substantial number of patents have been issued to other biopharmaceutical companies. In addition, competitors have filed applications for, or have been issued, patents and may obtain additional patents and proprietary rights relating to products or processes competitive with ours. To our knowledge, acetylated mannans derivatives do not infringe on any valid, enforceable U.S. patents. A number of patents have been issued to others with respect to various extracts of the Aloe vera L. plant and their uses and formulations, particularly in respect to skin care and cosmetic uses. While we are not aware of any existing patents which conflict with our current and planned business activities, there can be no assurance that holders of such other Aloe vera L.-based patents will not claim that particular formulations and uses of acetylated mannans derivatives in combination with other ingredients or compounds infringe, in some respect, on these other patents. In addition, others may have filed patent applications and may have been issued patents relating to products and technologies potentially useful to us or necessary to commercialize our products or achieve our business goals. There is no assurance that we will be able to obtain licenses of such patents on acceptable terms.

On December 15, 2004, DelSite filed an Opposition proceeding in the European Patent Office against EP Patent EP 0 975 367. This EP patent was granted March 31, 2004, and assigned to West Pharmaceutical Services Drug Delivery & Clinical Research Centre Limited (West). A similar U.S. Patent No. 6,432,440 issued to West on August 13, 2002, and similar West patents have been granted or applications are pending in several non-European countries, such as Australia, Japan, New Zealand, and South Africa. The aforementioned patents have now been assigned to Archimedes Pharma.

The claims of the Archimedes patents are directed to aqueous liquid compositions for delivering drugs which contain therapeutic agents and pectins and can form therapeutic agent-containing gels when applied to mucosal surfaces. The Archimedes patents also claim methods of using and manufacturing the liquid pharmaceutical compositions, and the pharmaceutical gel compositions formed by in-situ gelation processes.

DelSite also desires to clear a legal path so that potential DelSite products can be sold for administration in liquid form in the future. The objective of the DelSite opposition to the Archimedes EP patent is to force legal revocation of the Archimedes patent in Europe, or a significant narrowing of the Archimedes claims, by legally demonstrating that, in view of prior art not considered by the patent examiners, the current claims of the EP patent should not have been granted and/or are invalid. Completion of the EP opposition proceedings is anticipated to take as long as four to six years.

We have registered the trade name Carrington® in the United States. We have also applied for a selected series of domestic and foreign trademark applications for the marks Manapol®, Carrisyn®, Carrasyn®, CarraGauze®, AloeCeuticals®, CaraKlenz®, DelSite and design™, GelVac™, GelSite®, SaliCept®, OraPatch® and Brace-Eze®. We have obtained a number of foreign and domestic registrations for these marks; however, some are still pending.

Employees

As of March 25, 2008, we employed 229 persons, of whom 50 were engaged in the operation and maintenance of our Irving, Texas processing plant, 136 were employed at our facility in Costa Rica and the remainder were executive, research, quality assurance, manufacturing, administrative, sales, and clerical personnel. Of the total number of employees, 91 were located in the U.S., 136 in Costa Rica, one in Puerto Rico and one in Europe. We consider relations with our employees to be generally good. Our employees are not represented by a labor union. In the event of the sale or discontinuance of our U.S. manufacturing operations, our workforce would be reduced by approximately 75 persons.

Available Information

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and other reports, and amendments to these reports, that we file with or furnish to the Securities and Exchange Commission ("SEC") are available free of charge at our website www.carringtonlabs.com, as soon as reasonably practicable, after we electronically file such reports with, or furnish such reports to the SEC. The posting of these reports on our website does not constitute incorporation by reference of the other information contained on the website, and such other information on our website should not be considered part of such reports unless we expressly incorporate such other information by reference. We will also furnish copies of such reports free of charge upon written request to our Investor Relations Department.

Additionally, our corporate governance code of business conduct and ethics and the charters of our Board Committees, including the Audit, Board Governance and Nominating, Compensation and Stock Option and Executive Committees, are available on our website. We will also furnish copies of such information free of charge upon written request to are Investor Relations department. Individuals can contact our Investor Relations Department at:

Carrington Laboratories, Inc., 2001 Walnut Hill Lane, Irving, TX 75038, Attention: Maria Eaton.

ITEM 1A.     RISK FACTORS.

You should carefully consider the following risk factor in evaluating our company and our business.

Risks Related to Our Business

Our auditors have issued a "going concern" audit opinion.

Our consolidated financial statements as of December 31, 2007 have been prepared on the assumption that we will continue as a going concern. Our independent accountants have issued a report dated March 28, 2008 stating that our significant losses from operations and our need for additional financing to fund future operations raise substantial doubt as to our ability to continue as a going concern. Investors in our securities should review carefully the report of Weaver and Tidwell LLP. There can be no assurance that we will be able to continue as a going concern.

We have substantial indebtedness, are in default with respect to a large portion of our indebtedness and may be unable to generate the cash flow to service our debt obligations.

We have substantial indebtedness, and under certain circumstances, we may become further indebted. Our current total indebtedness is $16,182,000 (excluding debt discount). We have $7,200,000 in senior secured convertible debentures which mature on April 26, 2010. Principal payments of $266,667 are paid monthly and 10% interest payments of approximately $200,000 are paid quarterly. We have $5,000,000 in notes which mature no later than November 18, 2009. Payments of 6% interest of $75,000 are paid quarterly. We have a $400,000 note to Swiss American which matures December 20, 2009. Payments of 6% interest of $6,000 are paid quarterly. We have a revolving credit facility with Banco Nacional pursuant to which we have drawn $2,990,000. We also have a $244,000 term loan and a $239,000 term loan from Bancredito. We have a $4,000 note from Sabila Industrial. We also have $109,000 in capital lease obligations. Our existing and anticipated near-term cash flow from operations will not be sufficient to service our indebtedness. Except for our U.S. manufacturing facilities, we presently have insufficient unencumbered assets which we could liquidate to service our debt obligations.

On March 25, 2008, we failed to make a required payment of $2,000,000 under our revolving credit facility with Banco Nacional. As a result, we were in default under the terms of this facility. The bank's practice is to extend a grace period to the end of the calendar month in which the payment was due to its customers who fail to make a timely payment. The bank granted such a grace period to us and required us to make the required payment on or before March 31, 2008. We paid the required $2,000,000 to the bank on March 28, 2008 and thus cured the default. If we had not repaid the amount due to Banco Nacional, the bank could have foreclosed on the collateral securing this indebtedness, which consists of our real property in Costa Rica. If the bank forecloses on these assets in the future, we will be unable to continue our Costa Rica manufacturing operations, which will likely cause us to file for bankruptcy protection, unless we are able to generate sufficient cash flow from sales of our other assets, through restructuring of our existing indebtedness or through alternate funding sources. We can give no assurances that we will be successful in our efforts to (i) sell any of our assets, (ii) restructure of any of our indebtedness or (iii) seek alternate funding sources.

As a result of our sale of certain of our Costa Rica assets, we are in default under the documents governing our senior secured convertible debentures. As a result, the holders of the debentures are entitled to, upon notice to us, accelerate all of the indebtedness underlying the debentures. We would be unable to pay the amounts due as a result of such acceleration, which would likely cause us to file for bankruptcy protection in the event that the indebtedness is accelerated.

We only have cash to fund our operations through early to mid April 2008.

As of March 26, 2008, we had approximately $1,060,000 of unrestricted cash. We believe that we have sufficient liquidity to fund our operations through early to mid April 2008. Our ability to fund our operations through such date, however, is subject to a number of contingencies. We will likely not be generating sufficient revenues after that date to continue operations, absent restructuring our existing business and indebtedness. We can provide no assurance that we will be successful in obtaining the required consent of our creditors to a restructuring plan or that we will be successful in raising the additional cash required to fund operations until we generate sufficient cash flows to fund our operations.

Based on current estimates and our revised strategy, we believe that we will need to raise approximately $6 million to $8 million in additional capital to meet our operating and research and development needs for the next twelve months. In the event that we are unable to renegotiate our existing indebtedness or find additional sources of capital prior to early to mid April 2008 we will not be able to continue our operations. See Note One to our consolidated financial statements regarding our ability to continue as a going concern.

We may file for bankruptcy protection; holders of our common stock may be severely diluted or eliminated entirely in connection with a bankruptcy filing or restructuring transaction.

We are currently developing a business plan that will offer a basis for a restructuring proposal that we intend to provide to our creditors. We may be unable to effectuate a restructuring proposal because we may be unable to reach agreement with our various classes of creditors. If we are unable to accomplish an out-of-court restructuring, we will likely file for bankruptcy protection. Moreover, it is possible that our creditors may seek to initiate involuntary bankruptcy proceedings against us or against one or more of our subsidiaries, which would force us to make defensive voluntary filing(s) of our own. In addition, if we restructure our debt or file for bankruptcy protection, it is very likely that our common stock will be severely diluted if not eliminated entirely.

We may not have sufficient liquidity to execute our revised business strategy.

Our Board of Directors recently decided to shift our long-term strategic focus solely to the development and promotion of DelSite's technologies and utilization of the manufacturing facilities in Costa Rica which support DelSite due to the fact that the capital requirements of DelSite's research and development efforts have consistently exceeded the profitability of our manufacturing operations and precluded the investment necessary to grow our manufacturing operations.

As of March 26, 2008, we had unrestricted cash of approximately $1,060,000, which, when combined with $1.1 million in estimated proceeds from the anticipated sale of an unused parcel of land, is expected to be sufficient to allow us to maintain our current and planned operations through early to mid April 2008. This does not, however, give us sufficient capital to carry on our business, thereafter, as now conducted and proposed to be conducted pursuant to our revised business strategy or provide any reserves for outstanding obligations or anticipated wind-down expenses.

If we are unable to service our existing debt obligations, our creditors could foreclose on certain of our assets, which will likely, among other things, prohibit us from pursuing some, and potentially all, of our new business strategy.

The regulatory process involved in the clinical trials of our DelSite products is long and capital intensive. We may not have sufficient capital resources to fund the process to completion, and, as a result, may not be able to bring DelSite's products to market.

We will need to raise additional financing, which may not be available on terms acceptable to us, if at all.

We anticipate that our existing capital resources will be adequate to fund our capital and operating requirements through early to mid April 2008. Our cash requirements may vary materially from those now planned. We will need to raise additional capital to fund our future operations. We have issued securities, including senior secured convertible debentures and warrants in recent financings which may make it more difficult to raise additional capital. There can be no assurance that additional financing will be available when needed on terms acceptable to us, or at all. If additional funds are raised by issuing equity securities, further dilution to existing shareholders will result and future investors may be granted rights superior to those of existing shareholders.

Moreover, raising additional funds in the future may trigger the anti-dilution provisions in our outstanding debentures and warrants resulting in further dilution to existing shareholders. Insufficient funds may prevent us from implementing our business strategy or may require us to limit our operations significantly.

In the event that market conditions preclude our ability to consummate such a transaction, we may be required to consider additional alternatives in restructuring our business and our capital structure, including filing for bankruptcy protection, which likely would result in our creditors receiving an amount that is less than the full amount of the debt owed them and the elimination of all value of our outstanding common stock.

We may not achieve or sustain profitability.

We reported net losses of $9,769,000 for the year ended December 31, 2007 and $7,607,000 for the year ended December 31, 2006.

We rely heavily on outside sources of funds to maintain our liquidity. Our prospects for achieving profitability will depend primarily on how successful we are in executing our business plan to:
*	develop and market our proprietary GelSite® technology for delivery of vaccines and therapeutics;

*	enter into strategic partnerships and collaboration arrangements related to our GelSite® drug delivery programs and product candidates;

*	continue to develop the knowledge of polymers and their relationship to vaccines and bioactive protein and peptide therapeutics; and

*	enlarge and diversify our customer base for bulk raw materials and products produced in Costa Rica to increase the profitability of that facility.

We are dependent on a limited number of customers.

A few large customers account for most of our revenue. Sales to Mannatech, Inc., a customer in our Consumer Services Division, accounted for 22.2% and 10.5% of our total revenue during the years ended December 31, 2007 and December 31, 2006, respectively. Sales to Medline Industries, Inc., a customer in our Medical Services Division, accounted for 31.7% and 26.2% of our total revenue during the years ended December 31, 2007, and December 31, 2006, respectively. Wormser accounted for 8.0% and 10.0% of revenue for 2007 and 2006, respectively. For the year ended December 31, 2006, sales to Natural Alternatives International, Inc. accounted for approximately 13.8% of our total revenue. We expect that, for the foreseeable future, sales to a limited number of customers will continue to account, alone or in the aggregate, for a high percentage of our net revenues. Dependence on a limited number of customers exposes us to the risk that order reductions from any one customer can have a material adverse effect on our financial position and results of operations. In 2007, sales to Mannatech were at the minimum contractual level. This represented a decrease of $1.8 million, or 27.2% from 2006 levels for Mannatech and Natural Alternatives combined and represented 41.6% of revenues for the Consumer Services Divisions in 2007. The Company anticipates 2008 sales to Mannatech under the agreement to be $4.7 million, which is at the minimum levels required by the agreement. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Company Overview." A further significant decrease in orders from Wormser would have a material adverse impact on our revenues and net income, as well as our ability to fund our continuing operations from cash flow. As a result of our change in business strategy, absent other sources of funding such as grant revenue, licensing revenues or debt and equity capital, our business will be substantially dependent upon our sales to Mannatech, Inc.

We may be subject to product liability exposure.

We have recently been, and could in the future be, subject to product liability claims in connection with the use of products that we and our licensees are currently manufacturing, testing or selling or that we and any licensees may manufacture, test or sell in the future. We may not have sufficient resources to satisfy any liability resulting from these claims or be able to have our customers indemnify or insure us against such claims. We currently carry product liability insurance in the amount of $10,000,000, but such coverage may not be adequate in terms and scope to protect us against material adverse effects in the event of a successful product liability claim.

We will need significant additional funds for future research and development.

Our research and development expenses for the years ended December 31, 2007 and 2006 were $5,073,000, and $5,760,000, respectively. Given our current level of cash reserves and low rate of revenue generation, we will not be able to fully advance the development of our products unless we raise additional cash through financing from the sale of our securities and/or through additional partnering agreements or research grants, none of which may be available on terms acceptable to us or at all.

We will need significant funding to pursue our overall product development plans, especially in light of our revised business strategy focusing solely on DelSite. In general, our products under development will require significant, time-consuming and costly research and development, clinical testing, regulatory approval and significant additional investment prior to their commercialization. The research and development activities we conduct may not be successful; our products under development may not prove to be safe and effective; our clinical development work may not be completed; and the anticipated products may not be commercially viable or successfully marketed.

We are subject to extensive governmental laws and regulations that may adversely affect the cost, manner or feasibility of doing business.

We are subject to regulation by numerous governmental authorities in the United States and other countries. The commercialization of certain of our proposed products will require approvals from the Food and Drug Administration, or the FDA, and comparable regulatory agencies in most foreign countries. To obtain such approvals, the safety and efficacy of the products must be demonstrated through extensive preclinical testing and human clinical trials. The safety or efficacy of a product, to the extent demonstrated in preclinical testing, may not be pertinent to the development of, or indicative of the safety or efficacy of, a product for the human market. In addition, the results of clinical trials of a product may not be consistent with results obtained in preclinical tests. Furthermore, there is no assurance that any product will be shown to be safe and effective or that regulatory approval for any product will be obtained on a timely basis, if at all.

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

The biopharmaceutical field is expected to continue to undergo rapid and significant technological change. Potential competitors in the United States and abroad are numerous and include pharmaceutical, chemical and biotechnology companies. Many of these companies have substantially greater capital resources, research and development staffs, facilities and expertise (in areas including research and development, manufacturing, testing, obtaining regulatory approvals and marketing) than we have. This competition can be expected to become more intense as commercial applications for biotechnology and pharmaceutical products increase. Some of these companies may be better able than us to develop, refine, manufacture and market products which have application to the same indications as we are exploring. We understand that certain of these competitors are in the process of conducting human clinical trials of, or have filed applications with government agencies for approval to market, certain products that will compete in markets associated with products we currently have under development. We compete against many companies that sell products which are competitive with our products, with many of our competitors using very aggressive marketing efforts. Many of our competitors are substantially larger than we are in terms of sales and distribution networks and have substantially greater financial and other resources. Our ability to compete against these companies will depend in part on the expansion of the marketing network for our products.

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

Our pending applications or patent applications in preparation may or may not be issued as patents in the future. Additionally, our existing patents, patents pending and patents that we may subsequently obtain will not necessarily preclude competitors from developing products that compete with products we have developed and thus would substantially lessen the value of our proprietary rights. We intend to file additional patent applications, when appropriate, relating to our technologies, improvements to our technologies and specific products we may develop. If any of our patents are challenged, invalidated, circumvented or held to be unenforceable, we could lose the protection of rights we believe to be valuable, and our business could be materially and adversely affected. We are not currently involved in any proceedings in the United States, however, the laws of certain foreign countries do not protect our intellectual property rights to the same extent as do the laws of the U.S. and we are in involved in an opposition proceeding pending in the European Patent Office. See "Business-Patents and Proprietary Rights."

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

Risks Related to Our Private Placement of Senior Secured Convertible Debentures and Warrants

Substantial leverage and debt service obligations may adversely affect our cash flows.

In connection with the sale of our senior secured convertible debentures in April 2007 and August 2007, we incurred new indebtedness of $8.0 million. As a result of this indebtedness, our principal and interest payment obligations increased substantially. The degree to which we are leveraged has historically and could, in the future among other things:
*	require us to sell some of our existing assets (which could adversely affect our long-term revenue prospects):

*

require us to dedicate a substantial portion of our future cash flows from operations and other capital resources to debt service, especially if we are unable to make payments of principal and interest in common stock, due to, among other things, failure to satisfy the equity conditions that must be met to enable us to do so;

*	make it difficult for us to obtain necessary financing in the future for working capital, acquisitions or other purposes on favorable terms, if at all;

*	make it more difficult for us to be acquired;

*	make us more vulnerable to industry downturns and competitive pressures; and

*	limit our flexibility in planning for, or reacting to changes in, our business.

We could be required to make substantial cash payments upon an event of default, a failure to meet certain financial covenants or a change of control under our senior secured convertible debentures and related warrants, and, because the debentures are secured, holders of the debentures could take action against our assets upon an event of default.

Our senior secured convertible debentures provide for events of default including, among others, payment defaults, cross-defaults, breaches of any representation, warranty or covenant that is not cured within the proper time periods, failure to perform certain required activities in a timely manner, our common stock no longer being listed on an eligible market, the effectiveness of the resale registration statement we filed on behalf of the debentures lapsing beyond a specified period and certain bankruptcy-type events involving us or any significant subsidiary. Upon an event of default, the holders of the debentures may elect to require us to repurchase all or any portion of the outstanding principal amount of the debentures for a purchase price equal to 115% of such outstanding principal amount, plus all accrued but unpaid interest. As a result of our sale of certain of our Costa Rica assets, we are in default under the documents governing our senior secured convertible debentures.

Our senior secured convertible debentures also provide that we maintain a trailing twelve-month revenue of at least $23.5 million with respect to fiscal quarters in 2007 and at least $25 million thereafter and a secured debt coverage ratio of no less than one. If we fail to meet these covenants, the holders of the debentures may elect to require us to repurchase all or any portion of the outstanding principal amount of the debentures for a purchase price equal to 115% of such outstanding principal amount, plus all accrued but unpaid interest on five business days notice. We are currently out of compliance with these financial covenants. The holders of the debentures have eliminated, by amendment of the debentures, the requirement that we comply with these financial covenants until April 30, 2008, however, they have no obligation to do so subsequent to April 30, 2008 and may in fact, decline to do so in the future.

In addition, under the terms of the debentures and warrants, upon a change of control of our company, (i) the holders of the debentures may elect to require us to purchase the debentures for the greater of (a) 120% of the outstanding principal amount plus any accrued and unpaid interest and (b) the Black-Scholes value of the remaining unconverted portion of each debenture and (ii) the holders of the warrants may elect to require us to purchase the warrants for a purchase price equal to the Black-Scholes value of the remaining unexercised portion of each warrant. For example, these consequences may be triggered by the sale of our packaged product manufacturing operations in the United States, unless we are unable to obtain a waiver or consent regarding the sale from the holders of the debentures.

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

Pursuant to our agreement with the investors in our 2007 private placement, we are obligated to use our best efforts to keep the registration statement covering the resale of the common stock underlying the securities issued in the private placement effective until the earlier of (i) the fifth anniversary of the effective date of the registration statement, (ii) the date all of the securities covered by the registration statement have been publicly sold and (iii) the date all of the securities covered by the registration statement may be sold without restriction under SEC Rule 144(k).

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
*

until the one year anniversary of the effective date, the obligation that we offer to the holders the opportunity to participate in subsequent securities offerings (up to 50% of such offerings), subject to certain exceptions for, among other things, the issuance of up to 1,500,000 shares of common stock in connection with a strategic relationship; and

*

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

Risks Related to Our Common Stock

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

In addition, our common stock may constitute "penny stock" (as defined in Rule 3a51-1 promulgated under the Exchange Act) if it fails to meet certain criteria set forth in such Rule. Various practice requirements are imposed on broker-dealers who sell "penny stocks" to persons other than established customers and accredited investors. For these types of transactions, the broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transactions prior to sale. Consequently, the Rule may deter broker-dealers from recommending or selling our common stock, which could further affect the liquidity of the common stock.

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

Since our initial public offering in 1983, the market price of our common stock has fluctuated over a wide range, and it is likely that the price of our common stock will fluctuate in the future. For example, on October 18, 2006, the closing price per share of our common stock was $3.69; on January 18, 2007, the closing price per share of our common stock was $3.13; on April 18, 2007; the closing price per share of our common stock was $2.05; on July 18, 2007, the closing price per share of our common stock was $1.44 per share and on November 19, 2007, the closing price per share of our common stock was $0.22 per share.

You may experience dilution of your ownership interests due to the future issuance of additional shares of our common stock, including shares we are required to issue upon adjustment of the conversion price of our outstanding senior secured convertible debentures or the exercise price of our outstanding warrants, which could have an adverse effect on our stock price.

Future issuances of additional shares of common stock, including those issued pursuant to the conversion or exercise of some or all of our senior secured convertible debentures and warrants will dilute the ownership interests of our shareholders. If we sell common stock or common stock equivalents at a price per share that is below the then-applicable conversion price of our senior secured convertible debentures, and/or below the then-applicable exercise price of certain of our outstanding warrants, then the conversion price or exercise price, as the case may be, of such securities may adjust downward and, as a result, the amount of shares of common stock issuable upon conversion or exercise of such securities would increase. As a result of the foregoing, we may be required to issue more shares of common stock than previously anticipated which would result in the dilution of our existing shareholders. Future sales of shares of our common stock by existing shareholders, or by shareholders who receive shares of our common stock through the exercise of options or warrants, the conversion of preferred stock or otherwise, could have an adverse effect on the price of our common stock.

Sales of substantial amounts of common stock in the public market could reduce the market price of our common stock and make it more difficult for us and our shareholders to sell our equity securities in the future.

A substantial number of shares of our common stock are registered for resale in connection with the issuance of the senior secured debentures and warrants. Resale of a significant number of these shares into the public market, when registered, could depress the trading price of our common stock and make it more difficult for our shareholders to sell equity securities in the future. In addition, to the extent other restricted shares become freely available for sale, whether through an effective registration statement or under Rule 144 of the Securities Act of 1933, as amended, or if we issue additional shares that might be or become freely available for sale, our stock price could decrease.

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

Our restated articles of incorporation and the Texas Business Corporation Act contain provisions that may have the effect of making more difficult or delaying attempts by others to obtain control of our company, even when these attempts may be in the best interests of shareholders. These include provisions limiting the shareholders' powers to remove directors or take action by written consent instead of at a shareholders' meeting. Our restated articles of incorporation also authorize our board of directors, without shareholder approval, to issue one or more series of preferred stock, which could have voting and conversion rights that adversely affect or dilute the voting power of the holders of common stock. Our bylaws also include provisions that divide our directors into three classes that are elected for staggered three-year terms and that establish advance notice procedures with respect to submissions by shareholders of proposals to be acted on at shareholder meetings and ofnominations of candidates for election as directors. Texas law also imposes conditions on certain business combination transactions with "interested shareholders."

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

None.

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

Warehouse and Distribution Facility. The Company leases approximately two thirds of a 58,130 square foot building in close proximity to the Walnut Hill facility for use as additional warehouse space and for housing its distribution operations. The lease expires in December 2013.

The Walnut Hill Facility, Laboratory and Warehouse Facility and Warehouse and Distribution Facility are all included in the Company's proposed transaction for the sale of U.S. production assets and facilities.

Texas A & M University Research Park Facility. DelSite leases 5,773 square feet of laboratory and office space in the Texas A&M University Research Park in College Station, Texas, under a lease which expires May 2009. DelSite uses this facility primarily for vaccine delivery research and development.

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

ITEM 3.     LEGAL PROCEEDINGS.

On August 26, 2005, we issued a voluntary recall of Medline-labeled alcohol-free mouthwash. As a result of this recall, Medline initiated a voluntary recall of Personal Hygiene Admission kits containing the same alcohol-free mouthwash. The mouthwash, which passed industry standard testing at the time of release, was recalled due to the possibility that it may contain Burkholderia cepacia. The Company coordinated with the FDA and the Texas Department of Health in its recall efforts and in the investigation of this matter. The investigation was concluded to the satisfaction of the FDA and Texas Department of Health in March 2006.

On January 11, 2006, a lawsuit was filed in Circuit Court of Etowah County, Alabama styled as Sonya Branch and Eric Branch vs. Carrington Laboratories, Inc., Medline Industries, Inc., and Gadsden Regional Medical Center. Plaintiffs allege they were damaged by the mouthwash product. The amounts of damages are not specified, though Plaintiffs claim medical expenses incurred since July 2005 are related to Plaintiff's purported exposure to the mouthwash. The court has set a trial date of May 19, 2008.

On September 22, 2006, a lawsuit was filed in Circuit Court for Macon County, Tennessee styled as Donna Green, Lois Bean, KHI Williams and David Long vs. Carrington Laboratories, Inc. and Medline Industries, Inc. Plaintiffs alleged they were damaged by the Medline-labeled alcohol-free mouthwash product and are seeking $800,000 in compensatory and exemplary damages. On September 21, 2007, the case was voluntarily dismissed by the Plaintiffs.

On November 2, 2006, a lawsuit was filed in the Circuit court for Etowah County, Alabama and styled as Myra Maddox v. OHG of Gadsden, Inc., d/b/a Gadsden Regional Medical Center; Medline Industries, Inc.; Carrington Laboratories, Inc.; Fictitious Defendants "1-15". Plaintiffs alleged they were damaged by the mouthwash product. The amounts of the damages were not specified. On April 12, 2007, the court granted Plaintiff counsel's petition to withdraw from representing the Plaintiff. On September 24, 2007, a Conformed Order of Dismissal was signed by Judge Rhea in Alabama advising that Plaintiff no longer wished to pursue litigation against Carrington or Medline.

On May 14, 2007, a lawsuit was filed in the Circuit Court of Jefferson County, Alabama for Pauline H. Thompson, as the Administratix of the Estate of Pauline Sprayberry Gullege, Deceased vs. Carrington Laboratories, Inc., Medline Industries, Inc., and Fictitious Party Defendants. Plaintiff has alleged that she was damaged by our mouthwash product and is seeking unspecified damages. This case is currently in the discovery stages.

The Company has $10.0 million of product liability insurance. The Company and our insurance carrier intend to defend against each of these claims.

On February 1, 2007, a lawsuit styled Glamourpuss, Inc. v. Carrington Laboratories, Inc., was filed in Dallas County, Texas. Plaintiff alleged that the Company sold it defective product and sought damages in excess of $200,000 for its alleged loss of sales, in addition to attorney's fees and expenses. The Company denies Plaintiff's claims and believes its allegations are without merit. On January 31, 2008, the Company settled this suit and obtained a full release by payment to Glamourpuss in the amount of $60,000.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Company did not submit any matter to a vote of security holders during the fourth quarter of the fiscal year covered by this Annual Report.

PART II

ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
                   MATTERS.

The Common Stock of the Company is traded on the OTC Bulletin Board under the symbol "CARN-OB. The following table sets forth the high and low sales prices per share of the Common Stock for each of the periods indicated.

Fiscal 2007	High	Low
First Quarter	$3.49	$2.62
Second Quarter	2.90	1.12
Third Quarter	1.59	0.52
Fourth Quarter	0.58	0.09

Fiscal 2006	High	Low
First Quarter	$7.53	$4.42
Second Quarter	6.84	3.44
Third Quarter	4.65	3.02
Fourth Quarter	4.24	2.76

At March 17, 2008, there were 862 holders of record (including brokerage firms) of Common Stock and the closing price of the Company's Common Stock was $0.45.

The Company has not paid any cash dividends on the Common Stock and presently intends to retain all earnings for use in its operations. Any decision by the Board of Directors of the Company to pay cash dividends in the future will depend upon, among other factors, the Company's earnings, financial condition and capital requirements.

Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,092,998	$2.79	1,202,507
Equity compensation plans not approved by security holders	0	0	0
Total	2,092,998	$2.79	1,202,507

ITEM 7     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                   AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with our financial statements and the notes thereto included elsewhere in this report. The following discussion includes certain forward-looking statements. for a discussion of important factors, including, but not limited to, the likelihood of us filing for bankruptcy protection, the going concern opinion issued by our auditors, our substantial leverage, the continued development of our business, actions of regulatory authorities and competitors, price declines and other factors which could cause actual results to differ materially from the results referred to in the forward-looking statements see " Item 1A. - Risk Factors."

The report of our independent accountants, Weaver and Tidwell LLP, on our consolidated financial statements for the year ended December 31, 2007, includes an explanatory paragraph that states that we have suffered significant losses from operations and require additional financing to fund future operations. These factors raise substantial doubt about our ability to continue as a going concern. Management's plans in regard to these matters are described in Note One to our consolidated financial statements. Our consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Investors in the Company should review carefully the report of Weaver and Tidwell LLP. There can be no assurance that we will be able to continue as a going concern.

Company Overview

We are a research-based biopharmaceutical, medical device, raw materials and nutraceutical company engaged in the development, manufacturing and marketing of naturally-derived complex carbohydrates and other natural product therapeutics for the treatment of major illnesses, the dressing and management of wounds and nutritional supplements. In 2007, our business was comprised of three business segments. We generate revenues through the sales of prescription and non-prescription medical products through our Medical Services Division. We also generate revenues through the sales of consumer and bulk raw material products and sales of specialized product development and manufacturing services to customers in the cosmetic and nutraceutical markets through our Consumer Services Division. In addition, we generate revenues from research grant awards through our DelSite subsidiary that is engaged in the research, development and marketing of our proprietary GelSite® technology for controlled release and delivery of bioactive pharmaceutical ingredients.

Due to our operating losses in 2007 and anticipated operating losses in 2008, we expect our liquidity to be heavily dependent on our ability to restructure our existing debt or obtain outside sources of capital. Our current cash balances are expected to last until early to mid April 2008. Based on current estimates and our revised strategy, we believe that we will need to raise approximately $6 million to $8 million in additional capital to meet our operating and research and development needs for the next twelve months. In the event that we are unable to renegotiate our existing indebtedness or find additional sources of capital prior to early to mid April 2008 we will not be able to continue our operations. See Note One to our consolidated financial statements regarding our ability to continue as a going concern.

In November 2007, our Board of Directors decided to shift our long-term strategic focus solely to the development and promotion of DelSite's technologies and utilization of the manufacturing facilities in Costa Rica which support DelSite. Key components of this strategy going forward are to:
*	develop and market the proprietary GelSite® polymer technology for delivery of vaccines and therapeutics;

*	enter into strategic partnerships and collaboration arrangements related to the GelSite® technology;

*	continue to develop the knowledge of polymers and their relationship to vaccines and bioactive protein and peptide therapeutics;

*	enlarge and diversify the customer base for bulk raw materials and products produced in Costa Rica to increase the profitability of that facility.

As a result of this shift in strategic focus, our packaged product manufacturing operations in the United States, which have experienced operating losses in recent years and are not anticipated to provide sufficient revenues to support our development of DelSite's technology as we move forward, no longer fit within our strategy and we are in the process of selling the assets supporting our U.S. packaged product manufacturing operations. In January 2008, we engaged the investment banking firm of Milkie/Ferguson Investments, Inc. to represent us in the sale process. This proposed sale will likely include all of the Medical Services Division and products manufactured in the U.S. from the specialty manufacturing services portion of the Consumer Services Division.

In recent years our Costa Rica manufacturing operations have been profitable, while our U.S. manufacturing operations failed to generate a sufficient amount of revenues to cover associated expenses. After the implementation of our new strategic focus (including disposition or discontinuance of our U.S. manufacturing operations) our overall financial profile will change substantially. Under these assumptions, we anticipate our overall annual revenues and expenses will be reduced by approximately $15.3 million, or 70.4%, and $18.3 million, or 63.6%, respectively.

Assuming we are able to overcome our present liquidity issues, it is anticipated that our Costa Rica operations will generate sufficient profits to cover our reduced corporate expenses. However, we will need to fund our DelSite research and development expenses through additional equity offerings, additional licensing and grant revenues and other sources.

Our implementation of this shift in our strategic focus is wholly contingent upon our ability to overcome our significant liquidity issues. We are presently in default under several of our debt instruments and are in the process of attempting to restructure our existing indebtedness. As a result of some of these defaults, we have classified $3,090,000 of our long-term debt as current. Unless we are able to restructure our existing indebtedness, obtain waivers or forbearance from our existing lenders or raise significant additional capital ($2 million to $3 million) within the next 60 days and $6 million to $8 million for the next 12 months, management believes that it is unlikely that we will be able to meet our obligations as they become due and to continue as a going concern. As a result, absent such circumstances, we will likely file for bankruptcy or seek similar protection. See Item 1A "Risk Factors-We could be required to make substantial cash payments upon an event of default, a failure to meet certain financial covenants or a change of control under our senior secured convertible debentures and related warrants, and, because the debentures are secured, holders of the debentures could take action against our assets upon an event of default."

Products sold through the Medical Services Division include hydrogels, wound cleansers, hydrocolloids, advanced wound covering products, incontinence-care products and two lines of condition-specific products. Many products sold through this division contain our proprietary, medical-grade raw material, Acemannan Hydrogel™. Products presently sold through the Consumer Services Division include Manapol® and other proprietary and non-proprietary raw materials sold to nutraceutical and cosmetic customers; nutritional products sold under the AloeCeuticals® brand; skin care products sold under the Snow or Sun™ brand and private-labeled products manufactured to customer specifications, including powders, creams, liquids, gels, lotions, drinks, tablets and capsules for various customers. After the implementation of our new strategic focus, our private-labeled product business will no longer be a part of our remaining operations.

In 2007, approximately 38.5% of our revenues were generated through product sales, services and royalties in our Medical Services Division, 53.3%, through sales of products and services in our Consumer Services Division and 8.2% through U.S. Federal grant income in our DelSite research and development subsidiary. Due to our shift in strategic focus, the revenues generated by our U.S. manufacturing operations, which constituted approximately 70.4% of our 2007 total revenues, will cease. However, the expenses associated with our U.S. manufacturing operations have, in recent years, rendered these operations unprofitable we anticipate that our disposal or discontinuance of these operations will improve our operating results before research and development expenses.

Sales to Mannatech, Medline and Wormser accounted for approximately 22.2%, 31.7%, and 8.0%, respectively, of our total revenue. In 2007, sales to Mannatech decreased approximately $1.8 million, or 27.2%, from our combined sales to Mannatech and Natural Alternatives, a contract manufacturer for Mannatech, in 2006. On January 25, 2007, we and Mannatech entered into a three-year Supply and Trademark Licensing Agreement. The agreement calls for minimum purchase quantities from Mannatech at fixed price levels. We anticipate 2008 sales to Mannatech under this agreement to be $4.7 million, which is at the minimum levels required by the agreement. After the implementation of our new strategic focus and the disposal or discontinuance of our U.S. manufacturing operations, sales to Medline and Wormser will no longer be a part of our remaining operations.

Revenues

	2007	2006	Year-over- Year Growth ($)	Year-over- Year Growth (%)

	($ in thousands)
Net product sales	$19,597	$25,000	$(5,403)	(21.6%)
Royalty income	417	417	0	0%
Grant income	1,785	1,989	(204)	(10.3%)
Total revenues	$21,799	$27,406	$(5,607)	(20.5%)

After the implementation of our new strategic focus and the disposal or discontinuance of our U.S. manufacturing operations, revenues for our remaining operations are anticipated to be approximately $15.3 million, or 70.4%, less than our 2007 level of revenues. However, the annual operating expenses associated with our U.S. manufacturing operations have, in recent years, rendered these operations unprofitable. Assuming we are able to overcome our present liquidity issues, we anticipate that our disposal or discontinuance of these operations will improve our operating results before research and development expenses.

Grant Awards

In March 2004, DelSite received an SBIR grant award of up to $888,000 over a two-year period. The grant has funded additional development of GelVac™, DelSite's intranasal vaccine delivery platform technology. In January 2006, DelSite applied for and received a six-month extension of time to complete the approved work under this grant. In November 2006, DelSite received the permission to further extend the grant to May 2007. The research covered under the grant was completed as of May 31, 2007. In October 2004, DelSite received notification of a $6 million grant over a three-year period from the NIAID. The $6 million grant is funding the development of an inactivated influenza nasal powder vaccine against the H5N1 strain, commonly known as bird flu, utilizing DelSite's proprietary GelVac™ delivery system. The grant was awarded under a biodefense and SARS product development initiative and is funding a three-year preclinical program. In August 2007, DelSite applied for an extension of time to complete the work under the $6 million grant from the NIAID and was granted an extension of time until August 2008 to complete the work under the grant.

Our costs and expenses generally fall into five broad categories: cost of product sales; sales and distribution expenses in support of product sales; general and administrative expenses; product support and DelSite research and development expenses. In recent years, we have shifted a greater percentage of our overall research and development expenses to our DelSite subsidiary. With our shift in strategic focus toward DelSite, we expect this trend to continue. General and administrative expenses represent corporate infrastructure costs, such as accounting, human resources and information systems, and executive management expenses. In addition to our operating expenses, we also incur interest expense arising from the debt portion of our capital structure.

Costs and Expenses

	2007	2006	Year-over- Year Change ($)	Year-over- Year Change (%)

	($ in thousands)
Cost of product sales	$16,619	$20,586	$(3,967)	(19.3)%
Selling, general and administrative	7,101	7,662	(560)	(7.3)%
Research and development	544	670	(126)	(18.8)%
Research and development, DelSite	4,529	5,090	(561)	(11.0)%
Other expenses (income)	(30)	(9)	21	(233.3)%
Interest expense (income), net	2,806	1,014	1,792	(176.7)%

After the implementation of our new strategic focus and the disposal or discontinuance of our U.S. manufacturing operations, expenses for our remaining operations, including cost of product sales and selling, general and administrative expense, are anticipated to be approximately $18.3 million, or 63.6%, less than our 2007 level of similar expenses.

Financing Transactions

On April 25, 2007, we entered into an $8 million private placement of convertible debentures and common stock warrants with a group of institutional investors.

At the closing of the first tranche of the private placement on April 27, 2007, we issued senior secured convertible debentures in the aggregate principal amount of $4,378,741, warrants to purchase 1,633,859 shares of common stock (Series D-1 Warrants), warrants to purchase 1,351,216 shares of common stock (Series D-2 Warrants), and warrants to purchase, to the extent that we redeem the first closing debentures, up to 2,178,478 shares of common stock (Series E-1 Warrants).

At the closing of the second tranche of the private placement on August 27, 2007, we issued senior secured convertible debentures in the aggregate principal amount of $3,621,259, warrants to purchase, to the extent that we redeem the second closing debentures, up to 4,526,575 shares of common stock (Series E-2 Warrants), and warrants to purchase 2,500,000 shares of common stock (Series D-3 Warrants). Additionally, the Series D-2 Warrants were amended to cover 3,394,930 shares of common stock.

The first closing debentures are convertible into shares of our common stock at a conversion price of $2.01. The second closing debentures are convertible into shares of our common stock at a conversion price of $.80. If at any time following the one year anniversary of the effective date of the registration statement to which this covering the resale of these shares, the volume-weighted average trading price per share of common stock for any 20 consecutive trading days exceeds 200% of the conversion price, then, if certain equity conditions are satisfied, we may require the holders of the debentures to convert all or any part of the outstanding principal into shares of common stock at the conversion price. The debentures contain certain limitations on optional and mandatory conversion.

The debentures bear interest at the rate of ten percent per annum. Interest is payable quarterly beginning on June 30, 2007. The original principal amount of the debentures is to be repaid in 30 equal monthly installments of $266,667 beginning on October 26, 2007 and ending on March 1, 2010, at which time any remaining amounts will be due. Payments of principal and interest may be made in cash or, at our option if certain equity conditions are satisfied, in shares of common stock. If principal or interest is paid in shares of common stock, the price per share will be at a 20% discount to the volume-weighted average trading price for the 20 trading days preceding the payment date and we will be required to make such stock payment 21 days prior to the date such principal or interest is due.

We may, under certain circumstances, redeem the debentures for cash equal to 115% of the aggregate outstanding principal amount plus any accrued and unpaid interest. If we elect to redeem the debentures, upon such redemption, the Series E Warrants will become exercisable for the number of shares of our common stock into which the debentures are convertible at the time of such redemption. At December 31, 2007, there was $7,200,000 outstanding on the debentures, with an associated debt discount of $2,445,000 for a net balance of $4,755,000.

The Series D-1 Warrants and Series E-1 Warrants are exercisable at a price of $2.01 per share and the Series D-2 Warrants, Series D-3 Warrants and Series E-2 Warrants are exercisable at a price of $.80 per share. These warrants are exercisable for a period beginning six months from the date of the first closing and ending on the seventh anniversary of the date of such warrants.

The conversion price for the debentures and all of the warrants is subject to adjustment for stock splits, stock dividends, combinations, distributions of assets or evidence of indebtedness, mergers, consolidations, sales of all or substantially all assets, tender offers, exchange offers, reclassifications or compulsory share exchanges. In addition, subject to certain exceptions, the conversion price for the debentures is subject to anti-dilution adjustments from time to time if we issue common stock or convertible securities at a price below the then current conversion price for the debentures or the then current market price of our common stock.

We also issued placement agent warrants in the first closing that entitle the holders thereof to purchase up to an aggregate of 141,601 shares of our common stock a price of $2.01 per share and issued additional warrants in the second closing to purchase approximately 294,227 shares of our common stock at a price of $0.80 per share. These warrants are exercisable for a period beginning six months from the date of the first closing and ending on the fifth anniversary of the date of such warrants.

On February 29, 2008, we announced that we entered into an amendment to the agreements governing our outstanding senior secured convertible debentures whereby the holders of the debentures agreed to:

*	defer the principal payment of $266,667 under the Debentures due March 1, 2008 until April 1, 2008; and

*	eliminate the requirement that the Company comply with the financial covenants in the Debentures during the period from December 31, 2007 through April 30, 2008.

As a result of our sale of certain of our Costa Rica assets, we are in default under the documents governing our senior secured convertible debentures. As a result, the holders of the debentures are entitled to, upon notice to us, accelerate all of the indebtedness underlying the debentures. We would be unable to pay the amounts due as a result of such acceleration, which would likely cause us to file for bankruptcy protection in the event that the indebtedness is accelerated.

On November 18, 2005, we sold $5,000,000 aggregate principal amount of 6.0% subordinated notes. The notes have a term of four years and mature on November 18, 2009. Interest on the notes is payable quarterly in arrears. In connection with the sale of the notes, the purchasers of the notes received (i) Series A Common Stock Purchase Warrants to purchase an aggregate of 2,500,000 shares of our common stock, par value $.01 per share, and (ii) Series B Common Stock Purchase Warrants to purchase an aggregate of 2,500,000 shares of our common stock. The 5,000,000 warrants have a fair value of $4.8 million and an allocated value of $2.7 million based on their relative fair value with the associated debt, which was recorded as a debt discount. In addition, the placement agent involved in the offering of the notes and warrants received a Series C Warrant to purchase 200,000 shares of our common stock. All of the Series A Warrants and Series C Warrants have an exercise price of $5.00 per share, are immediately exercisable and expire, subject to certain acceleration events relating to the closing stock price, on November 18, 2009. All of the Series B Warrants have an exercise price of $10.00 per share, are immediately exercisable and expire on November 18, 2009. As of December 31, 2007, there was $5,000,000 outstanding on the notes with an associated debt discount of $1,692,000, for a net balance of $3,308,000. Additionally, we incurred $674,000 of debt issue costs related to this financing arrangement, which will be amortized over the term of the debt. As a result of the debt discount associated with the value of the warrants the effective interest rate on this transaction was 30%.

On December 23, 2005, we completed a sale and leaseback transaction involving our corporate headquarters and manufacturing operations located in Irving, Texas to the Busby Family Trust and the Juice Trust, both of which are assignees of the original purchaser, neither of which are affiliated with us. The building and land were sold for a total sale price of $4.8 million. Net proceeds from the transaction amounted to $4.1 million, after deducting transaction-related costs and retiring the mortgage note related to the property. Simultaneously, we agreed to lease the land and building from the purchaser for a period of 15 years, subject to two five-year renewal options. The rental payment for the first five years of the lease term is $470,000 per year and increases by 10.4% for each of the next two five-year increments. Rent for the renewal terms under this lease agreement will be the greater of 95% of the then current market rent or the rent for the last year prior to renewal. We have provided the lessor a $100,000 letter of credit which is used as security on the lease. We have accounted for this lease as an operating lease.

Cash Flow

The cash flow figures in the table below reflect our business as it has been the past two years. After the implementation of our new strategic focus and the disposal or discontinuance of our U.S. manufacturing operations, our cash flows used in operating activities is expected to decrease significantly from 2007 levels. See discussion of our shift in strategic focus in "Company Overview" section above.

	2007	2006	Year-over- Year Change ($)	Year-over- Year Change (%)

	($ in thousands)

Net cash provided by (used in) operating activities	$(6,049)	$(5,039)	$(1,010)	20.0%
Net cash provided by (used in) investing activities	(215)	(383)	168	43.7%
Net cash provided by financing activities	7,060	38	7,022	>100.0%

The decrease in net cash provided by operating activities was primarily related to the $9.8 million net loss for the year as compared to net loss of $7.6 million in 2006. Net cash from financing was $7.1 million in 2007, primarily from the $8.0 million private placement. The decrease in cash provided by investing activities is the result of a $215,000 investment in equipment in 2007, and $383,000 in 2006.

In 2007, we utilized the cash flow generated from our profitable Costa Rica manufacturing and sales operations and borrowings to fund additional capital projects in support of manufacturing operations, U.S. manufacturing losses and the research activities of our wholly-owned subsidiary, DelSite.

Key Performance Indicators

The following table illustrates the key performance indicators that we use to measure the performance and manage the business.

	FISCAL YEARS ENDED
	2007	2006
	(Dollars in thousands)
Days Sales Outstanding:
Accounts receivable	$2,348	$2,659
Fourth quarter sales	4,970	6,739
Divided by 90 days equals average daily sales	55.2	74.9

Accounts receivable divided by average daily sales equals
Days sales outstanding	42.5	35.5

Months Inventory on Hand:
Inventory	$3,267	$3,405
Fourth quarter cost of product sales	4,201	5,328
Divided by 3 equals average monthly cost of product sales	1,400	1,776

Inventory divided by average monthly cost of product sales equals
Months inventory on hand	2.3	1.9

Current Ratio:
Current assets	$7,436	$7,097
Divided by current liabilities	11,041	6,061

Equals current ratio	0.67	1.17

Quick Ratio:
Quick assets	$4,022	$3,537
Divided by current liabilities	11,041	6,061

Equals quick ratio	0.67	0.58

Debt to Equity (Deficit):
Current liabilities	$11,041	$6,061
Long-term debt	4,892	3,745

Total debt	15,933	$9,806
Divided by equity (deficit)	(1,768)	4,192

Equals debt to equity (deficit)	(9.01)	2.34

Long-Term Debt to Equity (Deficit):
Long-term debt	$4,892	$3,745
Divided by equity (deficit)	(1,768)	4,192

Equals long-term debt to equity (deficit)	(2.77)	0.89

Working Capital:
Current assets	$7,436	$7,097
Less current liabilities	11,041	6,061

Equals working capital (deficit)	$ (3,605)	$1,036

Liquidity and Capital Resources

Our financial statements have been prepared on a going concern basis, which assumes we will realize our assets and discharge our liabilities in the normal course of business. As reflected in the accompanying consolidated financial statements and as the result of our significant investment in the research and development activities of DelSite, we incurred cumulative net losses of $17.4 million and used cash from operations of $11.1 million during the two years ended December 31, 2007. We have historically depended on operating cash flows, bank financing, advances on royalty payments under certain of its existing contracts and equity financing to fund our operations, capital projects and research and development projects, with the majority of funds generated from operating cash flows. Beginning in the second half of 2005, we increasingly began to rely on debt financing and the sale of non-strategic assets to fund our operations. We closed a $5.0 million private placement of debt in November 2005 and closed a $4.8 million sale-leaseback agreement on the Walnut Hill facility in December 2005. In April 2007 we closed the first tranche of an $8.0 million convertible debenture financing and in August 2007 we closed the second and final tranche of that transaction.

Our net cash requirements for the period January 1, 2008 through June 30, 2008 are projected to be approximately $4.7 million. During this period, $1.0 million will be needed to fund net DelSite expenses for research and development work on its proprietary drug delivery systems, $3.0 million will be needed to fund operating losses in our Medical Services and Consumer Services divisions, $.01 million will be needed for ongoing investment in capital equipment and $2.3 million will be needed for debt service. These cash requirements will be partially offset by the $1.7 million existing cash balance at December 31, 2007, favorable changes in working capital, the agreement of the holders of our debentures to defer the principal payment of $266,667 due March 1, 2008 until April 1, 2008, and the proceeds from the sale of certain of our Costa Rica properties. The buyer has agreed to purchase the Costa Rica property for $1,641,346. On March 3, 2008, we received $50,000 of the purchase price for the buyer's option to purchase the property. On March 14, 2008, the buyer exercised its option to purchase the property and remitted $450,000. The remaining purchase price of $1,141,346 was transferred to the Company on March 24, 2008 and will be available for general corporate use upon completion of final legal processing of the transaction, which is expected on or before April 15, 2008, provided, however, approximately $464,000 of the purchase price used to repay the mortgage on the property and an additional, yet presently undetermined, amount may be paid to, or escrowed for the benefit of, the holders of our debentures.  Thus, the total amount we may receive from the sale of the property is not determinable at this time.

We cannot assure you that the holders of our debentures will continue either to agree to defer principal or interest payments or agree to release us from the financial covenants contained in the debentures.  We are attempting to renegotiate the terms of the debentures with the holders but may not be successful. Additionally, even if we are successful at renegotiating certain unfavorable terms, as a consequence, we may have to agree to other unfavorable terms.

Our current cash balances are expected to last until early to mid April 2008. Based on current estimates and our revised strategy, we believe that we will need to raise approximately $8.6 million in additional capital to meet our operating and research and development needs through the end of 2008.

We have two financial covenants with respect to the debentures issued in our $8.0 million private placement transaction. The first is a minimum trailing twelve month revenue figure of $23.5 million for quarters ending in 2007 and $25.0 million for quarters ending thereafter. The second covenant is a secured debt coverage ratio. Both covenants are measured at the end of each calendar quarter. In the event that either of these covenants is not met, the note holders have the right to require us to prepay all, or, such portion of the outstanding principal amount of the debentures, plus any accrued and unpaid interest with a 15% prepayment premium included. We met the covenant requirements at the end of the second and third quarters in 2007. On March 1, 2008, the investors in the debentures suspended the financial covenant requirements for the period of December 31, 2007 through April 30, 2008. Should we not be in compliance with a covenant, we would not have the resources to fully satisfy the prepayment obligation. None of our other debt obligations require us to comply with any financial covenants.

As a result of our sale of certain of our Costa Rica assets, we are in default under the documents governing our senior secured convertible debentures. As a result, the holders of the debentures are entitled to, upon notice to us, accelerate all of the indebtedness underlying the debentures. We would be unable to pay the amounts due as a result of such acceleration, which would likely cause us to file for bankruptcy protection in the event that the indebtedness is accelerated.

Sales to Mannatech, Medline and Wormser accounted for approximately 22.2%, 31.7% and 8.0%, respectively, of our total revenue. In 2007, sales to Mannatech decreased approximately $1.8 million, or 27.2%, from our combined sales to Mannatech and Natural Alternatives, a contract manufacturer for Mannatech, in 2006. On January 25, 2007, we and Mannatech entered into a three-year Supply and Trademark Licensing Agreement. The agreement calls for minimum purchase quantities from Mannatech at fixed price levels. We anticipate 2008 sales to Mannatech under this agreement to be $4.7 million, which is at the minimum levels required by the agreement.

At December 31, 2007 and 2006, we held cash and cash equivalents of $1,674,000 and $878,000, respectively, of which $489,000 at December 31, 2007 was restricted cash held as collateral supporting letters of credit issued by us. The $796,000 increase during 2007 was primarily due to increased financing activities of $7,060,000 offset by cash used in operations of $6,049,000. The net loss for the year of $9,769,000 was improved by $3,720,000 for non-cash items such as depreciation, debt discount, and deferred revenue. (See discussion in "Results of Operations.") Additionally, we utilized $215,000 in capital expenditures to acquire operating assets. Customers with significant accounts receivable balances at the end of 2007 included Mannatech ($841,000) and Medline ($878,000), and of these amounts $1,690,000 (98%) has been collected as of March 10, 2008. We project operating deficits for fiscal 2008 before consideration of potential funding sources for this same period.

Prior to the first closing of the $8 million private placement, we had a credit facility with Comerica Bank Texas that provided for borrowings for up to $3 million based on the level of qualified accounts receivable and inventory. The credit facility was collateralized by accounts receivable and inventory. Borrowings under the credit facility bore interest at Comerica's prime rate plus 0.5%. Subsequent to the first closing, our $1.7 million indebtedness under the facility was extinguished with the proceeds from the private placement.

On February 12, 2007, Sabila Industrial, S.A., one of our wholly-owned subsidiaries, entered into a revolving credit facility with Banco Nacional de Costa Rica for $2,990,000, which matures on February 12, 2010. Borrowings under the facility bear interest at 6-month LIBOR (4.60% as of December 31, 2007) plus 3.0% with a minimum rate of 6%, are secured by land and buildings owned by Sabila, and are guaranteed by one of our principal executive officers

The loan agreement contains customary representation, warranties and covenants. Under the terms of the agreement, Sabila may borrow amounts at its discretion, with each advance under the credit facility considered a separate loan with a six-month maturity date. Borrowings under the facility must be reduced to zero for a minimum of two consecutive weeks in each six month period during the term of the facility. Borrowings under the facility will be used for the general corporate purposes of Sabila and its affiliates, but loans under the facility are non-recourse to us.

On March 25, 2008, we failed to make a required payment of $2,000,000 under our revolving credit facility with Banco Nacional. As a result, we were in default under the terms of this facility. The bank's practice is to extend a grace period to the end of the calendar month in which the payment was due to its customers who fail to make a timely payment. The bank granted such a grace period to us and required us to make the required payment on or before March 31, 2008. We paid the required $2,000,000 to the bank on March 28, 2008 and thus cured the default. If we had not repaid the amount due to Banco Nacional, the bank could have foreclosed on the collateral securing this indebtedness, which consists of our real property in Costa Rica. If the bank forecloses on these assets in the future, we will be unable to continue our Costa Rica manufacturing operations, which will likely cause us to file for bankruptcy protection, unless we are able to generate sufficient cash flow from sales of our other assets, through restructuring of our existing indebtedness or through alternatefunding sources. We can give no assurances that we will be successful in our efforts to (i) sell any of our assets, (ii) restructure of any of our indebtedness or (iii) seek alternate funding sources.

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

As of December 31, 2007, there was $2,990,000 outstanding on the credit facility with $0 of credit available for operations.

In September 2004, we received a loan of $350,000 from Bancredito, a Costa Rica bank, with interest and principal to be repaid in monthly installments over eight years. The interest rate on the loan is the U.S. Prime Rate plus 2.5% (9.75%). The loan is secured by certain of our equipment. The proceeds of the loan were used in our operations. As of December 31, 2007, there was $244,000 outstanding on the loan.

In March 2003, we received a loan of $500,000 from Bancredito, a Costa Rica bank, with interest and principal to be repaid in monthly installments over eight years. The interest rate on the loan is the U.S. Prime Rate plus 2.0% (9.25%). The loan is secured by a mortgage on an unused, 164-acre parcel of land owned by us in Costa Rica plus a lien on specified oral patch production equipment. The proceeds of the loan were used in our operations. As of December 31, 2007, there was $239,000 outstanding on the loan.

In July 1998, we provided a $187,000 cash advance to Rancho Aloe, which is evidenced by a note receivable, due in installments, with payments being made monthly based upon farm production. We also advanced $300,000 to Rancho Aloe in November 1998 for the acquisition of an irrigation system to improve production on the farm and allow harvesting of leaves year-round. In the fourth quarter of 1998, we fully reserved all amounts owed to us by Rancho Aloe, in the total amount of $487,000, due to the start-up nature of the business. In 2006, we received payments totaling $9,000 from Rancho Aloe against the amount due.

In December 2002, we acquired the assets of the custom division of Cosmetic Beauty Innovations (CBI) for $1.0 million plus a royalty on our sales to custom division customers for five years ending December 2007 and $0.6 million for useable inventories. The royalty amount is equal to 9.0909% of our net sales of CBI products to CBI's transferring customers up to $6.6 million per year and 8.5% of our net sales of CBI products to CBI's transferring customers over $6.6 million per year. We recorded expenses of $202,000 and $308,000 in 2007 and 2006, respectively, for royalties due under the agreement. The CBI custom division provided product development and manufacturing services to customers in the cosmetic and skin care markets. Included in the purchase were intellectual property, certain inventories and specified pieces of equipment. We provide services to these customers through the Consumer Services Division development and manufacturing services group. We began producing products for the transferring CBI customers in February 2003 at our Irving, Texas facility.

We anticipate capital expenditures in 2008 of approximately $181,000. The expenditures will primarily be comprised of production and laboratory equipment and facility modifications and will be financed through leases or out of our operating cash flows.

In March 2001, our Board of Directors authorized the repurchase of up to 1,000,000 shares, or approximately 9.3% of our outstanding Common Stock, dependent on market conditions. Under the authorization, purchases of Common Stock may be made on the open market or through privately negotiated transactions at such times and prices as are determined jointly by the Chairman of the Board and the President. The Board authorized the repurchase program based on our belief that our stock is undervalued in light of our future prospects and that it would be in our best interest and our shareholders best interest to repurchase some of our outstanding shares. Through February 2008, we had repurchased 2,400 of our outstanding Common Stock under the program. We do not presently expect to repurchase any more shares under this program.

We are subject to regulation by numerous governmental authorities in the United States and other countries. Certain of our proposed products will require governmental approval prior to commercial use. The approval process applicable to pharmaceutical products and therapeutic agents usually takes several years and typically requires substantial expenditures. We and any licensees may encounter significant delays or excessive costs in their respective efforts to secure necessary approvals. Future United States or foreign legislative or administrative acts could also prevent or delay regulatory approval of our or any licensee's products. Failure to obtain requisite governmental approvals or failure to obtain approvals of the scope requested could delay or preclude our or any licensees from marketing their products, or could limit the commercial use of the products, and thereby have a material adverse effect on our liquidity and financial condition.

Off-Balance Sheet Arrangements

As of December 31, 2007, we had outstanding a letter of credit in the amount of $389,000, which is used as security on the lease for our laboratory and warehouse facility. We also have outstanding a letter of credit in the amount of $100,000, which is used as security on the lease for our corporate headquarters and manufacturing facility.

Results of Operations

The information presented in this financial review should be read in conjunction with other financial information provided throughout this 2007 Annual Report. The following discussion of operating results focuses on our three reportable business segments: Medical Services Division, Consumer Services Division and DelSite as they existed in 2007. As the result of a decision by the Board of Directors to shift our strategic focus solely to the development and promotion of DelSite's technologies and utilization of the manufacturing facilities in Costa Rica which support DelSite, we are in the process of selling the assets supporting our U.S. packaged product manufacturing operations. This proposed sale likely will include all of the Medical Services Division and products manufactured in the U.S. from the specialty manufacturing services portion of the Consumer Services Division. See discussion of our shift in strategic focus in "Company Overview" section above. After the implementation of our new strategic focus and the disposal or discontinuance of our U.S. manufacturing operations, revenues for our remaining operations are anticipated to be approximately $15.3 million, or 70.4%, less than our 2007 level of revenues, and expenses for our remaining operations, including cost of product sales and selling, general and administrative expense, are anticipated to be approximately $18.3 million, or 63.6%, less than our 2007 level of similar expenses.

Net Revenue

Net revenues in 2007 were $21.8 million, a 20.5% decrease from $27.4 million in 2006. The sales decrease of $5.6 million was primarily attributable to reduced sales of bulk raw materials to Mannatech and Natural Alternatives, with a year-over-year sales decrease of $1.8 million. Specialty manufacturing revenues declined approximately $2.4 million as sales to Wormser declined as the result of an inventory reduction program implemented by one of Wormer's significant customers.

Comparative net revenue information related to our operating segments is shown in the following tables.

			2007 vs. 2006 Change
Net Revenue	2007	% of Total	$	%

Medical Services Division	$ 8,392	38.5	$ (442)	(5.00)
Consumer Services Division	11,622	53.3	(4,961)	(29.9)
DelSite	1,785	8.2	(204)	(10.3)

Total	$21,799	100.0	$(5,607)	(20.5)

Medical Services Division revenues in 2007 decreased $442,000, or 5.0%, from 2006. Royalty revenue was unchanged. Revenues from domestic sales of the Division's Carrington-branded wound care products decreased by $456,000, or 13.6%, from $3.36 million in 2006 to $2.90 million in 2007. The Division's international wound care product sales in 2007 decreased $361,000, or 36.5%, from 2006 levels. This decrease is related to lower demand in the European and South American markets for Carrington-branded wound care products. This decrease is partially offset by an increase of $229,000, or 880%, in 2007 veterinary product sales over 2006 sales due to focused sales efforts. Sales of Medline-branded dermal management products, which are sold to Medline under a non-exclusive supply agreement entered into in 2000, were $4,125,000 in 2007, an increase of $145,000, or 3.6%, over 2006 sales of $3.98 million due to increased demand from Medline. Oral technology was relatively unchanged, increasing $3,000 to $65,000 in 2007.

Our Consumer Services Division recorded revenues of $11.62 million in 2007, a decrease of $4.96 million, or 29.9%, when compared to revenues of $16.58 million in 2006. Sales of bulk Manapol® powder decreased $1.84 million in 2007 to $5.09 million, down from $6.93 million in 2006. In recent years the Division has sold bulk Manapol® to Mannatech and Natural Alternatives under one-year, non-exclusive, supply and licensing agreements which were renewed annually. The Division supplied Manapol® during 2006 to both companies on a non-contract, purchase order basis. On January 25, 2007, we entered into a three-year Supply and Trademark Licensing Agreement with Mannatech. The agreement calls for minimum purchase quantities from Mannatech at fixed price levels and discontinues sales to Natural Alternatives. We anticipate 2008 sales to Mannatech under this agreement to be $4.7 million, which is at the minimum levels required by the agreement. Total sales to these two customers were $4.84 million and $6.64 million for the years 2007 and 2006, respectively. Sales of the Division's specialty manufacturing services business, which develops and manufactures a variety of gels, creams, lotions and drinks for customers in the cosmetic, skin care and nutraceutical markets, decreased $3.12 million from $9.65 million in 2006 to $6.53 million in 2007, due mostly to the lower demand from category customers, in particular Wormser.

Our DelSite subsidiary recorded a decrease in revenues of $204,000, or 10.3%, to $1.79 million in 2007 over revenues of $1.99 million in 2006. In 2007, $40,000 of revenue was recognized under the SBIR grant, awarded in March 2004, as compared to $69,000 in 2006 due to the completion of work under this grant in 2007. Additionally, in 2007 $1.6 million of revenue was recognized under the $6 million NIAID grant for preclinical development of an intranasal vaccine against avian influenza. Revenue in 2006 under this grant was $1.9 million. Approximately $0.8 million of funds remain to be drawn under this grant.

Product-Related Gross Margin

Product-related gross margin was $3.40 million in 2007, a decrease of $1.49 million, or 29.7%, from 2006 levels. Product-related gross margin as a percentage of sales decreased from 19.0% to 17.0%.

			2007 vs. 2006 Change

Product-Related Gross Margin	2007	Total	$	%
Medical Services Division	$ 624	18.4	$ 440	239.1
Consumer Services Division	2,771	81.6	(1,876)	(40.4)
Total	$3,395	100.0	$(1,436)	(29.7)

Our Medical Services Division improved product-related gross margin $440,000 primarily though reduced production costs for Medline-branded products. Our Consumer Services Division reported a decline of $1.88 million in product-related gross margin, from $4.65 million in 2006 to $2.77 million in 2007. The decrease was primarily related to lower sales of bulk raw materials as mentioned above, and unfavorable manufacturing variances from manufacturing operations in Costa Rica. These variances were driven by decreased Manapol® production volumes.

DelSite's 2007 and 2006 revenues were $1.79 million and $2.0 million, respectively. DelSite has no direct cost of goods sold, only research and development cost.

Selling, General and Administrative Expenses

We experienced a decrease of 7.3% in selling, general and administrative expenses during 2007. These expenses totaled $7.1 million in 2007, a decrease of $561,000 from $7.66 million in 2006. The decrease was primarily related to additional costs allocated to DelSite and improved bad debt recovery which were slightly offset by increased salaries and legal expenses.

Research and Development

In 2007, specialized research and development expenses in support of our ongoing operations fell by 18.7%, decreasing to $544,000 in 2007 from $670,000 in 2006. The decrease in 2007 was a result of lower new product development research activities by us as opposed to 2006 due to fewer new product initiatives.

DelSite operates independently from our specialized research and development program and is responsible for the research, development and marketing of our proprietary Gelsite® technology for controlled release and delivery of bioactive pharmaceutical ingredients. DelSite's expenses totaled $4.53 million in 2007, a 11.0% decrease over the 2006 expenditures of $5.09 million. This decrease is the result of reduced grant-related spending.

Combined research and development expenses totaled $5.07 million and $5.76 million for the years 2007 and 2006, respectively.

Other Expense (Income)

Other expense or income primarily consists of small, miscellaneous adjustments to various accounts.

Interest Expense

Net interest expense of $2.81 million was recorded in 2007 versus net interest expense of $1.01 million in 2006. The increase of $1.8 million was due to additional cash interest expense of $411,000 plus $790,000 of non-cash debt discount amortization, and $285,000 of non-cash debt-issue cost amortization related to the $8.0 million private placement financing,. The debt discount related to the 2005 $5.0 million private placement increased $130,000 from the prior year's expense. Interest expense related to revolving lines of credit increased $139,000 over 2006 due to increased borrowing balances. Interest income decreased by $36,000 due to lower levels of operating cash balances.

Income Taxes

We incurred no foreign income tax expense related to our operations in Costa Rica in 2007 as a result of net losses for the period. In 2006, we incurred no foreign income tax related to our operations in Costa Rica. We commenced operations in Costa Rica in July 1992 and were granted a 100% exemption for the first twelve years of operation and a 50% exemption for the next six years of operation. Our current tax rate in Costa Rica is 15% and will increase to 30% effective July 1, 2010.

There was no benefit or expense for U.S. income taxes in 2007 and 2006 as we have provided a valuation allowance against all U.S. deferred tax asset balances at December 31 of each year due to the uncertainty regarding realization of the asset.

Net Loss and Loss Per Share

Our net loss for 2007 was $9.77 million, or basic and diluted loss per share of $0.90. Net loss was $7.61 million in 2006, or basic and diluted loss per share of $0.70. Basic and diluted average shares outstanding for 2007 were 10,931,084, compared to basic and diluted average shares outstanding for 2006 of 10,855,448. The increase in basic and diluted average shares outstanding was primarily due to employee share purchases and additional stock option grants.

Impact of Inflation

We do not believe that inflation has had a material impact on its results of operations.

New Pronouncements

In July 2006, the FASB issued Interpretation No. 48 (FIN 48), "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109." FIN 48 clarifies the accounting for uncertainty in income taxes recognized by prescribing a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for years beginning after December 15, 2006. The adoption of this standard did not have a material impact on the Company's consolidated financial statements. No liabilities or assets have been recognized as a result of the implementation of FIN 48. Accordingly, the Company has not recognized any penalty, interest or tax impact related to uncertain tax positions.

In September 2006, the FASB issued SFAS No. 157 "Fair Value Measurements." This Statement defines fair value, establishes a framework for measuring fair value, and expands disclosure about fair value measurements. SFAS No. 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. The provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007, and will apply to us starting in its 2008 fiscal year. There will be no material effect from the adoption of SFAS No. 157.

In February 2007, the FASB issued SFAS No. 159 "Fair Value Option for Financial Assets and Financial Liabilities." This statement's objective is to reduce both complexity in accounting for financial instruments and volatility in earnings caused by measuring related assets and liabilities differently. This statement also requires information to be provided to the readers of financial statements to explain the choice to use fair value on earnings and to display the fair value of the assets and liabilities chosen on the balance sheet. This statement is effective as of the beginning of an entity's first fiscal year beginning after November 15, 2007. There will be no material effect from the adoption of SFAS No. 159.

Critical Accounting Policies

We have identified the following accounting policies as critical. The preparation of consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to bad debts and inventories. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

     Estimated reserve for bad debts. We maintain allowances for bad debts for estimated losses resulting from the inability of our customers to make required payments. We reserve estimated amounts for bad debts on a monthly basis in an amount to equal to or greater than the amount of our accounts receivable that are over 60 days old. Credit is granted to customers based upon vendor references and a review of their financial strength and business operations, which may change from time to time. General economic conditions, industry-specific economic conditions or specific operating results may all possibly influence a customer's financial condition, possibly resulting in our recording additional reserves for outstanding balances and revising the level of credit granted to a customer in the future.

     Estimated reserve for inventory obsolescence. We reserve estimated amounts for inventory costs that are capitalized on the balance sheet but are unable or reasonably unlikely to be sold at or above cost. The balance includes reserves for obsolete, damaged, expired or non-conforming goods produced or purchased by us. Minimum batch or lot sizes may result in surplus goods that cannot be utilized in a timely manner. In addition, if actual market conditions are less favorable than those projected by us, additional inventory write-downs may be required. Our inventory obsolescence reserves at December 31, 2006 and 2007, were $903,000 and $700,000, respectively. These reserves are for short-dated raw materials and slow moving products that are not expected to be used or sold prior to expiration.

     Reserve for estimated product returns. We reserve estimated amounts for sales of products that may ultimately be returned to us for a full or partial refund. Historical returns have been $6,000 and $27,000 for the years ending December 31, 2007 and, 2006, respectively. While this amount is historically small, usually less than 0.5%, this amount may be required to increase if demand in the market for our products were to decrease and our distributors request permission to return surplus goods. Also, if inventory was in danger of expiring or becoming obsolete, we may be required to implement customer incentive offerings, such as price discounts, resulting in an incremental reduction in revenue at the time the incentive is offered.

Forward Looking Statements

All statements other than statements of historical fact contained in this report, including but not limited to statements in this Management's Discussion and Analysis of Financial Condition and Results of Operations (and similar statements contained in the Notes to Consolidated Financial Statements) concerning our financial position, liquidity, capital resources and results of operations, our prospects for the future and other matters, are forward-looking statements. Forward-looking statements in this report generally include or are accompanied by words such as "anticipate", "believe", "estimate", "expect", "intend", "will", "would", "should" or words of similar import. Such forward-looking statements include, but are not limited to, statements regarding our ability to restructure our indebtedness; our ability to dispose of our U.S. manufacturing operations; our ability to implement our new business strategy; the ability of local suppliers of Aloe vera L. leaves in Costa Rica to supply our need for leaves; the condition, capacity and adequacy of our manufacturing and laboratory facilities and equipment; the adequacy of the protection that our patents provide to the conduct of our business operations; the adequacy of our protection of our trade secrets and unpatented proprietary know-how; our belief that the claims of the Plaintiffs identified under Item 3 of Part I of this report are without merit; the adequacy of our cash resources and cash flow from operations to finance our operations; and our intention, plan or ability to repurchase shares of our outstanding Common Stock, to initiate, continue or complete clinical and other research programs, to obtain financing when it is needed, to fund our operations, to enter into licensing agreements, to develop and market new products and increase sales of existing products, to obtain government approval to market new products, to file additional patent applications, to rely on trade secrets, unpatented proprietary know-how and technological innovation, to reach satisfactory resolutions of our disputes with third parties, to acquire sufficient quantities of Aloe vera L. leaves from local suppliers at significant savings, to collect the amounts owed to us by our distributors, customers and other third parties, and to use our tax loss carryforwards before they expire, as well as various other matters.

Although we believe that the expectations reflected in our forward-looking statements are reasonable, no assurance can be given that such expectations will prove correct. Factors that could cause our results to differ materially from the results discussed in such forward-looking statements include but are not limited to the possibilities that we may be unable to obtain the funds needed to continue our business, carry out large-scale clinical trials and other research and development projects, that the results of our clinical trials may not be sufficiently positive to warrant continued development and marketing of the products tested, that new products may not receive required approvals by the appropriate government agencies or may not meet with adequate customer acceptance, that we may not be able to obtain financing when needed, that we may not be able to obtain appropriate licensing agreements for products that we wish to market or products that we need assistance in developing, that our efforts to improve our sales and reduce our costs may not be sufficient to enable us to fund our operating costs from revenues and available cash resources, that one or more of the customers that we expect to purchase significant quantities of products from us may fail to do so, that competitive pressures may require us to lower the prices of or increase the discounts on our products, that our sales of products we are contractually obligated to purchase from suppliers may not be sufficient to enable and justify our fulfillment of those contractual purchase obligations, that our patents may not provide us with adequate protection, that our manufacturing facilities may be inadequate to meet demand, that our distributors may be unable to market our products successfully, that we may not be able to resolve our disputes with third parties in a satisfactory manner, that we may be unable to reach a satisfactory agreement with our creditors or suppliers, that we may not be able to use our tax loss carryforwards before they expire, that we may not have sufficient financial resources necessary to fund our operations or implement our new business strategy, that we may be unable to maintain effective internal controls over financial reporting, that we may not be able to attract or retain qualified personnel in key positions, that we may not be able to generate sufficient cash flow to service our debt obligations, and that we may be unable to produce or obtain, or may have to pay excessive prices for, the raw materials or products we need.

All forward-looking statements in this report are expressly qualified in their entirety by the cautionary statements in the two immediately preceding paragraphs.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The response to Item 8 is submitted as a separate section of this Form 10-K. See Item 15.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                   AND FINANCIAL DISCLOSURE.

No Changes.

ITEM 9A(T).     CONTROLS AND PROCEDURES.

(a) Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Management of the Company, with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's internal control over financial reporting. Our internal control system was designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonably assurance with respect to financial statement preparation and presentation.

In connection with the audit of our consolidation financial statements for the year ended December 31, 2007, our independent public accountants identified three significant deficiencies with respect to our internal control over financial reporting. A significant deficiency is a deficiency, or combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the Company's financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statement will no be prevented or detected on a timely basis. There were no deficiencies identified that are material weaknesses.

The significant deficiencies include (1) the Company's invoicing system caused an instance where revenue was not recorded in the appropriate period; (2) the Company's general ledger and fixed assets system showed inconsistencies between classifications of fixed assets; and (3) certain accrued liability accounts contained old accruals that should not be recorded as of year end.

To remediate the significant deficiencies in the Company's internal control over financial reporting described above, the Company will (1) implement a more rigorous testing of transaction cut-offs at the end of each reporting period, (2) provide additional training to employees regarding the fixed asset software system and generally accepted accounting principles regarding the recording of asset purchases and (3) implement a more thorough review of accrued liabilities at each reporting period end.

Based on their evaluation, as of the end of the period covered by this Form 10-K, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, despite the significant deficiencies described above, the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) are effective.

This annual report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management's report in this annual report.

(b) Changes in Internal Control Over Reporting

In the first quarter of 2008, we are taking the following steps to address these significant deficiencies and to improve our internal controls over financing:
*	implement a more rigorous testing of transaction cut-offs at the end of each reporting period,
*	provide additional training to employees regarding the fixed asset software system and generally accepted accounting principles regarding the recording of asset purchases, and
*	implement a more thorough review of accrued liabilities at each reporting period end.

While we established additional controls to address the significant deficiencies, there was no change in our internal control over financial reporting for the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.     OTHER INFORMATION.

None.

PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information required by Item 10 of Form 10-K is hereby incorporated by reference from the information appearing under the captions "Election of Directors", "Corporate Governance and Board Committees", "Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive Proxy Statement relating to its 2008 annual meeting of shareholders, which will be filed pursuant to Regulation 14A within 120 days after the Company's fiscal year ended December 31, 2007.

ITEM 11.     EXECUTIVE COMPENSATION.

The information required by Item 11 of Form 10-K is hereby incorporated by reference from the information appearing under the caption "Executive Compensation" in the Company's definitive Proxy Statement relating to its 2008 annual meeting of shareholders, which will be filed pursuant to Regulation 14A within 120 days after the Company's fiscal year ended December 31, 2007.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS, MANAGEMENT
                     AND RELATED STOCKHOLDERS MATTERS.

The information required by Item 12 of Form 10-K is hereby incorporated by reference from the information appearing under the captions "Security Ownership of Management" and "Principal Shareholders" in the Company's definitive Proxy Statement relating to its 2008 annual meeting of shareholders, which will be filed pursuant to Regulation 14A within 120 days after the Company's fiscal year ended December 31, 2007.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information, if any, required by Item 13 of Form 10-K is hereby incorporated by reference from the information appearing under the caption "Certain Transactions", if any, in the Company's definitive Proxy Statement relating to its 2008 annual meeting of shareholders, which will be filed pursuant to Regulation 14A within 120 days after the Company's fiscal year ended December 31, 2007.

ITEM 14.      PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by Item 14 of Form 10-K is hereby incorporated by reference from the information appearing under the captions "Principal Accountant Fees and Services" in the Company's definitive Proxy Statement relating to its 2008 annual meeting of shareholders, which will be filed pursuant to Regulation 14A within 120 days after the Company's fiscal year ended December 31, 2007.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(1)	Financial Statements.

Reference is made to the index on page F-1 for a list of all financial statements filed as a part of this Annual Report.

(2)	Financial Statement Schedules.

Reference is made to the index on page F-1 for a list of the financial statement schedules filed as a part of this Annual Report.

(3)	Exhibits.

Reference is made to the Index of Exhibits on pages E-1 through E-5 for a list of all exhibits to this report.

CARRINGTON LABORATORIES, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

Consolidated Financial Statements of the Company:

Consolidated Balance Sheets
(Amounts in thousands, except share and per share amounts)

	December 31,
	2007	2006

ASSETS:
Current Assets:
Cash and cash equivalents	$ 1,674	$ 878
Accounts receivable, net of allowance for doubtful accounts
of $297 and $306 at December 31, 2007 and 2006, respectively	2,348	2,659
Inventories, net	3,267	3,405
Prepaid expenses	147	155

Total current assets	7,436	7,097

Property, plant and equipment, net	5,171	6,093
Customer relationships, net	-	199
Other assets, net	1,558	609

Total assets	$ 14,165	$ 13,998

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current Liabilities:
Line of credit	$ 2,990	$ 1,811
Accounts payable	1,697	1,324
Accrued liabilities	1,702	1,820
Current portion of long-term debt and capital lease obligations	4,167	203
Deferred revenue	485	903

Total current liabilities	11,041	6,061

Long-term debt and capital lease obligations, net of debt discount	4,892	3,745

Commitments and contingencies

SHAREHOLDERS' EQUITY (DEFICIT):
Common stock, $.01 par value, 30,000,000 shares authorized,
11,042,283 and 10,896,524 shares issued at December 31, 2007 and 2006, respectively	110	109
Capital in excess of par value	61,283	57,475
Accumulated deficit	(63,158)	(53,389)
Treasury stock at cost, 2,400 shares at December 31, 2007 and 2006	(3)	(3)

Total shareholders' equity (deficit)	(1,768)	4,192

Total liabilities and shareholders' equity (deficit)	$ 14,165	$ 13,998

The accompanying notes are an integral part of these statements.

Consolidated Statements of Operations
For the Years Ended December 31, 2007 and 2006
(Amounts in thousands, except per share amounts)

	2007	2006

Revenues:
Net product sales	$ 19,597	$ 25,000
Royalty income	417	417
Grant income	1,785	1,989

Total net revenues	21,799	27,406

Cost and expenses:
Cost of product sales	16,619	20,586
Selling, general and administrative	7,101	7,662
Research and development	544	670
Research and development, DelSite	4,529	5,090
Other income	(30)	(9)
Interest expense, net	2,805	1,014

Net loss before income taxes	(9,769)	(7,607)
Provision for income taxes	-	-

Net loss	$ (9,769)	$ (7,607)

Basic and diluted loss per share	$ (0.90)	$ (0.70)

Basic and diluted shares outstanding	10,931	10,855

The accompanying notes are an integral part of these statements.

Consolidated Statements of Shareholders' Equity (Deficit)
For the Years Ended December 31, 2007 and 2006
(Amounts in thousands)

	Common Stock				Treasury Stock
	Shares	Amount	Capital in Excess of Par Value	Accumulated Deficit	Shares	Amount	Total
January 1, 2006	10,806	$108	$57,185	$(45,782)	2	$(3)	$11,508
Issuance of common stock for
employee stock purchase plan	23	-	86	-	-	-	86
Issuance of common stock for
stock option plan	68	1	166	-	-	-	167
Share-based compensation expense	-	-	38	-	-	-	38
Net loss	-	-	-	(7,607)	-	-	(7,607)

December 31, 2006	10,897	109	57,475	(53,389)	2	(3)	4,192

Issuance of common stock for
employee stock purchase plan	145	1	74	-	-	-	75
Issuance of common stock for
stock option plan	-	-	-	-	-	-	-
Share-based compensation expense	-	-	277	-	-	-	277
Debt discount	-	-	3,235	-	-	-	3,235
Series F warrants	-	-	222	-	-	-	222
Net loss	-	-	-	(9,769)	-	-	(9,769)

December 31, 2007	11,042	$110	$61,283	$(63,158)	2	$(3)	$(1,768)

The accompanying notes are an integral part of these statements.

Consolidated Statements of Cash Flows
For the Years Ended December 31, 2007 and 2006
(Amounts in thousands)

	2007	2006

Operating activities:
Net loss	$ (9,769)	$ (7,607)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for bad debts	37	179
Provision for inventory obsolescence	278	473
Depreciation and amortization	1,340	1,357
Share-based compensation expense	277	38
Deferred expense amount	454	-
Amortization of debt discount	1,352	437
Changes in operating assets and liabilities:
Accounts receivable	273	(159)
Inventories	(140)	827
Prepaid expenses	7	237
Other assets	5	195
Accounts payable and accrued liabilities	255	(533)
Deferred revenue	(418)	(483)

Net cash used in operating activities	(6,049)	(5,039)

Investing activities:
Purchases of property, plant and equipment	(215)	(383)

Net cash used in investing activities	(215)	(383)

Financing activities:
Borrowings on line of credit	2,990	-
Payments on line of credit	(1,811)	(1)
Proceeds from debt issuances	4,765	-
Proceeds from warrant issuances	3,235	-
Principal payments on debt and capital lease obligations	(1,006)	(214)
Issuances of common stock	75	253
Debt issuance costs	(1,188)	-

Net cash provided by financing activities	7,060	38

Net increase (decrease) in cash and cash equivalents	796	(5,384)
Cash and cash equivalents at beginning of year	878	6,262

Cash and cash equivalents at end of year	$ 1,674	$ 878

Supplemental disclosure of cash flow information
Cash paid during the year for interest	$ 1,013	$ 465
Cash paid during the year for income taxes	$ -	$ -
Non-cash warrant issued to broker	$ 222	$ -
Property plant and equipment acquired under capital leases	$ -	$ 119

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

The Company formed a subsidiary, DelSite Biotechnologies, Inc., in October 2001 as a vehicle to further the development and commercialization of its new proprietary complex carbohydrate (GelSite® polymer) that the Company is developing for use as a drug and vaccine delivery system.

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

The accompanying financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business. As reflected in the accompanying consolidated financial statements and as the result of its continuing operating losses and significant investment in the research and development activities of DelSite, the Company incurred cumulative net losses of $17.4 million and used cash from operations of $11.1 million during the two years ended December 31, 2007. The Company projects a net loss for fiscal 2008 before consideration of potential funding sources for this same period. These conditions raise doubt about the Company's ability to continue as a going concern.

Funding of the Company's working capital requirements has resulted principally from operating cash flows, bank financing, advances on royalty payments under certain of its existing contracts and debt and equity financing. In November 2005, the Company closed a $5.0 million private placement of term notes due in December 2009 and warrants with 16 investors. In February 2007, Sabila Industrial, S.A., a wholly-owned subsidiary of the Company, entered into a revolving credit facility with Banco Nacional de Costa Rica for $2,990,000, which matures in February 2010, and has subsequently borrowed the full amount of the facility. On April 25, 2007, the Company entered into an $8 million private placement of convertible debentures and common stock warrants with a group of institutional investors. These transactions are described throughout the footnotes.

The Company is currently engaged in efforts to restructure certain existing indebtedness and sell certain non-strategic assets in order to increase available funds on a near-term basis. The Company cannot be certain that any restructuring plan will be acceptable to the Company's lenders or that any additional funding will be available on acceptable terms, or at all. If the Company is unable to restructure its existing indebtedness or if adequate funds are not available, the Company may be required to seek bankruptcy protection.

There are currently no commitments in place for these debt restructurings and asset sales transactions, nor can assurances be given that such financing will be available. The financial statements do not include any adjustments that may arise as a result of this uncertainty.

NOTE TWO.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION. The consolidated financial statements include the accounts of Carrington Laboratories, Inc., and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

CASH EQUIVALENTS. The Company's policy is that all highly liquid investments purchased with a maturity of three months or less at date of acquisition are considered to be cash equivalents unless otherwise restricted. At December 31, 2007, $489,000 was restricted cash set aside to collateralize $489,000 of letters of credit issued to real estate leaseholders. There was no restricted cash on December 31, 2006.

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

CUSTOMER RELATIONSHIPS. In connection with the CBI acquisition described in Note One, the Company recorded a finite-lived intangible asset of $980,000 for customer relationships acquired. The Company is amortizing this intangible asset over five years, which is based on the estimated life of the customer relationships. Amounts paid to the sellers are based on a percentage of sales of CBI products as described in Note One and are recorded as an expense in the same period as the corresponding sales are recorded. The Company recorded expenses of $202,000 and $308,000 in 2007 and 2006, respectively, for royalties due under the agreement. The Company recorded expense for amortization of the intangible asset of approximately $199,000 for 2007 and $193,000 for 2006, and accumulated amortization of $980,000 and $781,000 at December 31, 2007 and 2006, respectively. This intangible asset has been fully amortized as of December 31, 2007.

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

REVENUE RECOGNITION. The Company recognizes revenue for product sales at the time of shipment when title to the goods transfers and collectibility is reasonably assured, net of any sales tax and reserve for estimated returns. Royalty income is recognized over the period of the licensing and royalty agreement. Grant income is recognized ratably as the grant budget-approved expenses are incurred. Transactions for the Company's specialized product development and manufacturing services are governed by purchase orders received from customers. Terms and conditions typically specify quantity, price and delivery dates for finished goods. For product shipments, revenues are recognized at the time of shipment. For formulation development or other services, revenue is recognized at time that the services have been completed and the deliverables delivered.

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

RESEARCH AND DEVELOPMENT. Research and development costs are expensed as incurred. Certain laboratory and test equipment determined to have alternative future uses in other research and development activities has been capitalized and is depreciated as research and development expense over the life of the equipment. The carrying value of the research and development equipment capitalized as of December 31, 2007 was $1,044,000 and the depreciable lives range from three to seven years. This equipment is included in the property, plant and equipment, net line on the balance sheet. The depreciation expense for this equipment was $500,000 in 2007 and $320,000 in 2006.

FREIGHT COSTS. Shipping costs incurred by the Company are included in the consolidated statement of operations in selling, general and administrative expenses and were approximately $1,018,000 and $1,099,000 for the years ended December 31, 2007 and 2006, respectively.

ADVERTISING COSTS. Advertising costs, included in selling, general and administrative, are expensed as incurred and were approximately $83,000 and $28,000 for the years ended 2007 and 2006, respectively.

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

NEW PRONOUNCEMENTS

In July 2006, the FASB issued Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109." FIN 48 clarifies the accounting for uncertainty in income taxes recognized by prescribing a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for years beginning after December 15, 2006. The adoption of this standard did not have a material impact on the Company's consolidated financial statements. No liabilities or assets have been recognized as a result of the implementation of FIN 48. Accordingly, the Company has not recognized any penalty, interest or tax impact related to uncertain tax positions.

In September 2006, the FASB issued SFAS No. 157 "Fair Value Measurements." This Statement defines fair value, establishes a framework for measuring fair value, and expands disclosure about fair value measurements. SFAS No. 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. The provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007, and will apply to the Company starting on its 2008 fiscal year. There will be no material effect from the adoption of SFAS No. 157.

In February 2007, the FASB issued SFAS No. 159 "Fair Value Option for Financial Assets and Financial Liabilities." This statement's objective is to reduce both complexity in accounting for financial instruments and volatility in earnings caused by measuring related assets and liabilities differently. This statement also requires information to be provided to the readers of financial statements to explain the choice to use fair value on earnings and to display the fair value of the assets and liabilities chosen on the balance sheet. This statement is effective as of the beginning of an entity's first fiscal year beginning after November 15, 2007. There will be was no material effect from the adoption of SFAS No. 159.

NOTE THREE.   INVENTORIES

The following summarizes the components of inventory at December 31, 2007 and 2006, in thousands:

	2007	2006

Raw materials and supplies	$2,262	$2,478
Work-in-process	503	319
Finished goods	1,202	1,511
Less obsolescence reserve	(700)	(903)

Total	$3,267	$3,405

NOTE FOUR.   PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following at December 31, 2007 and 2006, in thousands:

			Estimated
	2007	2006	Useful Lives

Land	$ 151	$ 151
Buildings and improvements	2,714	2,709	7 to 25 years
Furniture and fixtures	812	839	4 to 8 years
Machinery and equipment	11,223	10,989	3 to 10 years
Leasehold improvements	1,334	1,332	3 to 10 years
Equipment under capital leases	427	427	5 years

Total	16,661	16,447
Less accumulated depreciation and amortization	11,490	10,354

Property, plant and equipment, net	$ 5,171	$ 6,093

The net book value for equipment under capital leases as of December 31, 2007 and 2006, was $138,000 and $292,000, respectively.

The net book value of property, plant and equipment in Costa Rica at December 31, 2007 and 2006 was $3,398,000 and $3,822,000, respectively.

NOTE FIVE.   ACCRUED LIABILITIES

The following summarizes significant components of accrued liabilities at December 31, 2007 and 2006, in thousands:

	2007	2006

Accrued payroll	$ 431	$ 293
Accrued insurance	76	83
Accrued taxes	202	178
Accrued professional fees	42	152
Accrued rent	265	230
Accrued interest	81	95
Accrued product recall costs	415	415
Other	190	374

Total	$1,702	$1,820

NOTE SIX.   LINE OF CREDIT

On February 12, 2007, Sabila Industrial, S.A., a wholly-owned subsidiary of the Company, entered into a revolving credit facility with Banco Nacional de Costa Rica for $2,990,000, which matures in February 2010. Borrowings under the facility bear interest at 6-month LIBOR, (4.60% as of December 31, 2007) plus a margin of 3.0%, with a minimum rate of 6.0%; are secured by land and buildings owned by Sabila, and are guaranteed by a principal executive officer of the Company.

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

On August 13, 2007, the $2.0 million outstanding under the revolving credit facility with Banco Nacional matured and became due and Banco Nacional agreed to renew the $2.0 million, under the same credit facility, for another six-month period.

On September 7, 2007, Sabila paid Banco Nacional $2,000,000, reducing the outstanding balance on the credit facility to zero, and left the balance at zero for the required two week period. On September 26, 2007, Sabila borrowed $2,000,000 under the credit facility. On December 14, 2007, Sabila borrowed an additional $990,000 under the credit facility.

As of December 31, 2007, there was $2,990,000 outstanding on the credit facility with $0 of credit available for operations.

NOTE SEVEN.   LONG-TERM DEBT

In March 2003, the Company received a loan of $500,000 from Bancredito, a Costa Rica bank, with interest and principal to be repaid in monthly installments over eight years. The interest rate on the loan is the U.S. Prime Rate (7.00%) plus 2.0%. As of December 31, 2007, there was $244,000 outstanding on the loan.

In September 2004, the Company received a loan of $350,000 from Bancredito, a Costa Rica bank, with interest and principal to be repaid in monthly installments over eight years. The interest rate on the loan is the U.S. Prime Rate (7.00%) plus 2.5%. As of December 31, 2007, there was $239,000 outstanding on the loan.

Both the loans through Bancredito are secured by land and equipment in Costa Rica (with a carrying value of approximately $660,000).

On November 18, 2005, the Company sold $5,000,000 aggregate principal amount of 6.0% subordinated notes. The notes mature, subject to certain mandatory prepayments discussed below, on November 18, 2009. Interest on the notes is payable quarterly in arrears. The notes require mandatory prepayment of all principal and interest in the event that the holder of such note exercises its Series A Warrant, which was also issued as part of the transaction, in full. The notes are subordinate to the $8 million debentures and certain other indebtedness. As of December 31, 2007, there was $5,000,000 outstanding on the notes with an associated debt discount due to the valuation of the warrants in the transaction of $1,692,000 for a net balance of $3,308,000. Additionally, the Company incurred $674,000 of debt issue costs related to this financing arrangement, which will be amortized using the effective interest method over the term of the debt. As a result of the debt discount associated with the value of the warrants. The effective interest rate on the debt is 30%.

On December 20, 2005, the Company entered into a settlement agreement with Swiss-American Products, Inc. ("Swiss-American") and G. Scott Vogel to resolve all claims related to a lawsuit filed by Swiss-American in June 2001. The settlement agreement provides for, among other things, a cash payment of $400,000 and the issuance of a promissory note in favor of Swiss-American with an original principal balance of $400,000. The note bears interest at the rate of 6.0% per annum, payable quarterly in arrears, and all outstanding principal is due and payable in full, subject to certain mandatory prepayments discussed below, on December 20, 2009. The note requires mandatory prepayment of all principal and interest in the event that the holder of such note exercises its Series C Warrant, which was also issued as part of the settlement agreement, in full. The note is subordinate to the $8 million debentures and certain other indebtedness. As of December 31, 2007, there was $400,000 outstanding on the note.

On April 25, 2007, the Company entered into an $8 million private placement of convertible debentures and common stock warrants with a group of institutional investors.

At the closing of the first tranche of the private placement on April 27, 2007, the Company issued, in addition to certain equity instruments, senior secured convertible debentures in the aggregate principal amount of $4,378,741. At the closing of the second tranche of the private placement on August 27, 2007, the Company issued, in addition to certain equity instruments, senior secured convertible debentures in the aggregate principal amount of $3,621,259.

The first closing debentures are convertible into shares of the Company's common stock at a conversion price of $2.01. The second closing debentures are convertible into shares of the Company's common stock at a conversion price of $.80. If at any time following the one year anniversary of the effective date of the registration statement to which this prospectus relates, the volume-weighted average trading price per share of common stock for any 20 consecutive trading days exceeds 200% of the conversion price, then, if certain equity conditions are satisfied, the Company may require the holders of the debentures to convert all or any part of the outstanding principal into shares of common stock at the conversion price. The debentures contain certain limitations on optional and mandatory conversion.

The debentures bear interest at the rate of ten percent per annum. Interest is payable quarterly beginning on June 30, 2007. The original principal amount of the debentures is to be repaid in 30 equal monthly installments of $266,667 beginning on October 26, 2007 and ending on March 1, 2010, at which time any remaining amounts will be due. Payments of principal and interest may be made in cash or, at the Company's option if certain equity conditions are satisfied, in shares of common stock. If principal or interest is paid in shares of common stock, the price per share will be at a 20% discount to the volume-weighted average trading price for the 20 trading days preceding the payment date and the Company will be required to make such stock payment 21 days prior to the date such principal or interest is due.

The Company may, under certain circumstances, redeem the debentures for cash equal to 115% of the aggregate outstanding principal amount plus any accrued and unpaid interest. If the Company elects to redeem the debentures, upon such redemption, the Series E Warrants will become exercisable for the number of shares of its common stock into which the debentures are convertible at the time of such redemption.

The conversion price for the debentures is subject to adjustment for stock splits, stock dividends, combinations, distributions of assets or evidence of indebtedness, mergers, consolidations, sales of all or substantially all assets, tender offers, exchange offers, reclassifications or compulsory share exchanges. In addition, subject to certain exceptions, the conversion price for the debentures is subject to anti-dilution adjustments from time to time if the Company issues common stock or convertible securities at a price below the then current conversion price for the debentures or the then current market price of its common stock. As of December 31, 2007, there was $3,941,000 outstanding on the first tranche of the debentures and $3,259,000 outstanding on the second tranche of the debentures.

Our senior secured convertible debentures also provide that we maintain a trailing twelve-month revenue of at least $23.5 million with respect to fiscal quarters in 2007 and at least $25 million thereafter and a secured debt coverage ratio of no less than one. If we fail to meet these covenants, the holders of the debentures may elect to require us to repurchase all or any portion of the outstanding principal amount of the debentures for a purchase price equal to 115% of such outstanding principal amount, plus all accrued but unpaid interest on five business days notice. We are currently out of compliance with these financial covenants. On March 5, 2008, the holders of the debentures eliminated, by amendment of the debentures, the requirement that we comply with these financial covenants until April 30, 2008, however, they have no obligation to do so subsequent to April 30, 2008 and may in fact, decline to do so in the future. Due to the uncertainty as to whether theinvestors will grant future waivers of the financial covenants and the obligation of the Company to repurchase all or any portion of the outstanding principal amount of the debentures if they do not, the Company, in accordance with generally accepted accounting principles, has recorded $3,090,000, representing all of the outstanding balance of the debentures and related debt discount as of December 31, 2007, as a current liability.

The following summarizes annual maturities at December 31, 2007, in thousands:

2008	$ 7,310
2009	5,518
2010	132
2011	79
2012	48
Thereafter	-
Subtotal	13,087
Debt Discount	(4,137)
Total	$ 8,950

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

EMPLOYEE STOCK PURCHASE PLAN. The Company has an Employee Stock Purchase Plan under which employees may purchase shares of the Company's common stock. Prior to January 1, 2006, employees purchased shares at a price equal to the lesser of 85% of the market price of the Company's common stock on the last business day preceding the enrollment date (defined as January 1, April 1, July 1 or October 1 of any plan year) or 85% of the market price on the last business day of each month. Effective January 1, 2006, the purchase price is 95% of the market price of the Company's common stock on the last business day of each month. A maximum of 1,250,000 shares of common stock was reserved for purchase under this Plan. As of December 31, 2007, a total of 1,138,193 shares had been purchased by employees at prices ranging from $0.11 to $29.54 per share.

STOCK OPTIONS. The Company has an incentive stock option plan which was approved by the shareholders in 2004 under which incentive stock options and nonqualified stock options may be granted to employees, consultants and non-employee directors. Options are granted at a price no less than the market value of the shares on the date of the grant, except for incentive options to employees who own more than 10% of the total voting power of the Company's Common Stock, which must be granted at a price no less than 110% of the market value. Employee options are normally granted for terms of 10 years. Options granted in May and July 2007 vest at the rate of 33% on grant date, 33% on the first anniversary of the grant date and 34% on the second anniversary of the grant date. Options granted in November 2007 vested 100% on the grant date. Options granted in 2006 vest at the rate of 50% per year beginning in the first anniversary of the grant date. Options granted in 2005 were 100% vested on December 20, 2005. Options granted in 2004 vested at the rate of 50% per year beginning on the first anniversary of the grant date, with the remaining 50% receiving accelerated vesting on December 20, 2005. Options to non-employee directors have terms of ten years and are 100% vested on the grant date. The Company has reserved 2,000,000 shares of Common Stock for issuance under this plan. As of December 31, 2007, options to purchase 1,090,700 shares were available for future grants under the plan.

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

Beginning January 1, 2006, the Company was required to adopt the provisions of Statement of Financial Accounting Standards No. 123(R) "Share-Based Payment" ("SFAS 123(R)"), which requires the recognition of stock-based compensation associated with stock options as an expense in financial statements. The primary purpose of the vesting acceleration was to reduce the non-cash compensation expense that would have been recorded in future periods following the Company's adoption of SFAS 123(R). As a result of accelerating these options in advance of the adoption of SFAS 123(R), the Company reduced the pre-tax stock option expense it would otherwise be required to record by $4,400 in 2007. There will be no impact in 2008.

STOCK-BASED COMPENSATION. The Company adopted the provisions of revised Statement of Financial Accounting Standards No. 123 ("SFAS 123(R)"), "Share-Based Payment," including the provisions of Staff Accounting Bulletin No. 107 ("SAB 107") on January 1, 2006, the first day of 2006, using the modified prospective transition method to account for the Company's employee share-based awards. The valuation provisions of SFAS 123(R) apply to new awards and to awards that are outstanding at the effective date and subsequently modified or cancelled. The Company's Board of Directors approved the acceleration of the vesting on all outstanding unvested options held by officers and employees under the incentive stock option plan as of December 18, 2005. The primary purpose of the vesting acceleration was to reduce the non-cash compensation expense that would have been recorded in future periods following the Company's adoption of SFAS 123(R). The Company's consolidated financial statements as of December 31, 2007 and 2006 and for the years ended December 31, 2007 and 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company's consolidated financial statements for prior periods were not restated to reflect, and do not include, the impact of SFAS 123(R).

Share-based compensation expense recognized during a period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Share-based compensation expense recognized in the consolidated statement of operations for 2007 includes compensation expense for share-based payment awards granted in 2006. Expenses are amortized under the straight-line attribution method. As share-based compensation expense recognized in the consolidated statement of operations for 2007 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Pre-vesting forfeitures were estimated to be approximately 0% for the grant made to employees on January 5, 2006 and 6% for grant made to employees on May 18, 2006, and 10% for grants made in 2007 based on our historical experience.

The adoption of SFAS 123(R) resulted in incremental share-based compensation expense of $277,000 in the year ended December 31, 2007. The incremental share-based compensation caused the net loss before income taxes and the net loss to increase by the same amount and did not affect the basic and diluted loss per share. Total compensation expense related to both of the Company's share-based awards, recognized under SFAS 123(R), for 2007 were comprised of the following:

2007
Overhead	$ 38
Selling, general and administrative expense	131
Research and development expense	108
Share-based compensation expense before taxes	277
Related income tax benefits	0
Share-based compensation expense	$ 277

The entire portion of the share-based compensation expense in 2007 is from incentive stock option grants. As of December 31, 2007, the Company has $177,000 of total unrecognized compensation cost related to non-vested options granted under the Company's stock option plan. That cost is expected to be recognized over a weighted average period of seventeen months. Since the Company has a net operating loss carry-forward as of December 31, 2007, no excess tax benefits for the tax deductions related to share-based awards were recognized in the consolidated statement of operations. Additionally, no incremental tax benefits were recognized from stock options exercised in 2007 that would have resulted in a reclassification to reduce net cash provided by operating activities with an offsetting increase in net cash provided by financing activities. Compensation expense relating to employee share-based awards recognized in the year ended December 31, 2006 was $38,000.

During 2007, the Company made stock option grants to employees on May 17, 2007, July 19, 2007 and November 8, 2007. All three of these grants were made to employees under the 2004 plan and the Company's policy is to issue new shares upon the exercise of stock options.

Summaries of stock options outstanding and changes during 2007 are presented below.

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value

Balance, January 1, 2006	1,814	$3.39
Granted	55	$3.92
Forfeited	(100)	$4.69
Exercised	(68)	$2.45

Balance, December 31, 2006	1,701	$3.37	5.9	$ (840,824)
Granted	553	$1.24
Forfeited	(161)	$3.63
Exercised	-	-
Balance, December 31, 2007	2,093	$2.79

Vested and expected to vest in the future, December 31, 2007	2,093	$2.79	6.1	$ -

Exercisable, December 31, 2007	1,834	$2.92	5.7	$ -

Exercisable, December 31, 2006	1,649	$3.35	5.7	$ (840,824)

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value, based on the Company's closing common stock price of $0.12 on December 31, 2007, which would have been received by the option holders had all option holders exercised their options on that date. The weighted average grant-date fair values of options granted during 2007 and 2006 were $0.76 and $2.24 per share, respectively. The total intrinsic value of options exercised during 2007 was $0, based on the differences in market prices on the dates of exercise and the option exercise prices.

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

Assumptions used in the Black-Scholes model for options granted during 2007 and 2006 were as follows:

	2007	2006
Expected volatility	67.2%	61.9%
Average expected term in years	5.0	5.0
Risk-free interest rate (zero coupon U.S. Treasury Note)	6.1%	5.1%
Expected dividend yield	0%	0%

The following table summarizes information concerning outstanding and exercisable stock options as of December 31, 2007:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Out- standing	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 4.98 - $ 3.85	902	5.78	$4.51	877	$4.53
$ 2.50 - $ 1.75	333	3.56	$2.06	333	$2.06
$ 1.63 - $ 1.05	706	6.88	$1.46	472	$1.38
$ 0.30	152	9.85	$0.30	152	$0.30
	2,093	6.10	$2.79	1,834	$2.92

STOCK WARRANTS. From time to time, the Company has granted warrants to purchase common stock to the Company's research consultants and other persons rendering services to the Company. The exercise price of such warrants was normally the market price or in excess of the market price of the common stock at date of issuance.

On November 18, 2005, the Company sold $5,000,000 aggregate principal amount of 6.0% subordinated notes. In connection with the sale of the notes, the purchasers of the notes received (i) Series A Common Stock Purchase Warrants to purchase an aggregate of 2,500,000 shares of the Company's common stock, par value $.01 per share, and (ii) Series B Common Stock Purchase Warrants to purchase an aggregate of 2,500,000 shares of the Company's common stock. The 5,000,000 warrants have a fair value of $4.8 million, as determined by an independent appraisal, and an allocated value of $2.7 million, which was recorded as a debt discount. In addition, the placement agent involved in the offering of the notes and warrants received a Series C Warrant to purchase 200,000 shares of the Company's common stock, with a fair value of $248,000. All of the Series A and Series C Warrants have an exercise price of $5.00 per share, are immediately exercisable and expire, subject to certain acceleration events relating to the closing stock price, on November 18, 2009. All of the Series B Warrants have an exercise price of $10.00 per share, are immediately exercisable and expire on November 18, 2009.

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

On April 25, 2007, the Company entered into an $8 million private placement of convertible debentures, which closed in two tranches. In conjunction with the sale of the debentures, the purchasers of the debentures received several series of warrants. At the closing of the first tranche of the private placement on April 27, 2007, the Company issued warrants to purchase 1,633,859 shares of common stock (the "Series D-1 Warrants"), warrants to purchase 1,351,216 shares of common stock (the "Series D-2 Warrants"), and warrants to purchase, to the extent that the Company redeems the first closing debentures, up to 2,178,478 shares of common stock (the "Series E-1 Warrants"). At the closing of the second tranche of the private placement on August 27, 2007, the Company issued warrants to purchase, to the extent that the Company redeems the second closing debentures, up to 4,526,575 shares of common stock (the "Series E-2 Warrants"), and warrants to purchase 2,500,000 shares of common stock (the "Series D-3 Warrants"). Additionally, the Series D-2 Warrants were amended to cover 3,394,930 shares of common stock.

The Series D-1 Warrants and Series E-1 Warrants are exercisable at a price of $2.01 per share and the Series D-2 Warrants, Series D-3 Warrants and Series E-2 Warrants are exercisable at a price of $.80 per share. These warrants are exercisable for a period beginning six months from the date of the first closing and ending on the seventh anniversary of the date of such warrants.

The Company also issued placement agent warrants in the first closing that entitle the holders thereof to purchase up to an aggregate of 141,601 shares of our common stock a price of $2.01 per share and issued additional warrants in the second closing to purchase approximately 294,227 shares of its common stock at a price of $0.80 per share. These warrants are exercisable for a period beginning six months from the date of the first closing and ending on the fifth anniversary of the date of such warrants.

The conversion price for all of the warrants is subject to adjustment for stock splits, stock dividends, combinations, distributions of assets or evidence of indebtedness, mergers, consolidations, sales of all or substantially all assets, tender offers, exchange offers, reclassifications or compulsory share exchanges.

COMMON STOCK RESERVED. At December 31, 2007, the Company had reserved a total of 26,117,003 common shares for future issuance relating to the employee stock purchase plan, stock option plan and warrants.

NOTE NINE.   COMMITMENTS AND CONTINGENCIES

On August 26, 2005, the Company issued a voluntary recall of Medline-labeled alcohol-free mouthwash. As a result of this recall, Medline initiated a voluntary recall of Personal Hygiene Admission kits containing the same alcohol-free mouthwash. The mouthwash, which passed industry standard testing at the time of release, was recalled due to the possibility that it may contain Burkholderia cepacia. The Company coordinated with the FDA and the Texas Department of Health in its recall efforts and in the investigation of this matter. The investigation was concluded to the satisfaction of the FDA and Texas Department of Health in March 2006.

On January 11, 2006, a lawsuit was filed in Circuit Court of Etowah County, Alabama styled as Sonya Branch and Eric Branch vs. Carrington Laboratories, Inc., Medline Industries, Inc., and Gadsden Regional Medical Center. Plaintiffs allege they were damaged by the mouthwash product. The amounts of damages are not specified, though Plaintiffs claim medical expenses incurred since July 2005 are related to Plaintiff's purported exposure to the mouthwash. The court has set a trial date of May 19, 2008.

On September 22, 2006, a lawsuit was filed in Circuit Court for Macon County, Tennessee styled as Donna Green, Lois Bean, KHI Williams and David Long vs. Carrington Laboratories, Inc. and Medline Industries, Inc. Plaintiffs alleged they were damaged by the Medline-labeled alcohol-free mouthwash product and are seeking $800,000 in compensatory and exemplary damages. On September 21, 2007, the case was voluntarily dismissed by the Plaintiffs.

On November 2, 2006, a lawsuit was filed in the Circuit court for Etowah County, Alabama and styled as Myra Maddox v. OHG of Gadsden, Inc., d/b/a Gadsden Regional Medical Center; Medline Industries, Inc.; Carrington Laboratories, Inc.; Fictitious Defendants "1-15". Plaintiffs alleged they were damaged by the mouthwash product. The amounts of the damages were not specified. On April 12, 2007, the court granted Plaintiff counsel's petition to withdraw from representing the Plaintiff. On September 24, 2007, a Conformed Order of Dismissal was signed by Judge Rhea in Alabama advising that Plaintiff no longer wished to pursue litigation against Carrington or Medline.

On May 14, 2007, a lawsuit was filed in the Circuit Court of Jefferson County, Alabama for Pauline H. Thompson, as the Administratix of the Estate of Pauline Sprayberry Gullege, Deceased vs. Carrington Laboratories, Inc., Medline Industries, Inc., and Fictitious Party Defendants. Plaintiff has alleged that she was damaged by our mouthwash product and is seeking unspecified damages. This case is currently in the discovery stages.

The Company has $10.0 million of product liability insurance. The Company and our insurance carrier intend to defend against each of these claims.

The Company previously recorded a reserve of $415,000 to cover potential losses that might result from these lawsuits because it believed that it was reasonably likely that such losses would be incurred. At this time, the Company believes it is remote that actual losses will exceed the amount of the reserve established.

The Company believes that Plaintiffs' claims are without merit and intends to vigorously defend against the claim.

On February 1, 2007, a lawsuit styled Glamourpuss, Inc. v. Carrington Laboratories, Inc., was filed in Dallas County, Texas. Plaintiff alleged that Carrington sold it defective product and sought damages in excess of $200,000 for its alleged loss of sales, in addition to attorney's fees and expenses. Carrington denies Plaintiff's claims and believes its allegations are without merit. On January 31, 2008, Carrington settled this suit and obtained a full release by payment to Glamourpuss in the amount of $60,000.

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

The Company conducts a significant portion of its operations from four office/warehouse/distribution/laboratory facilities under operating leases. In addition, the Company leases certain office equipment under operating leases and certain manufacturing and transportation equipment under capital leases. Future minimum lease payments under noncancelable operating leases and the present value of future minimum capital lease payments as of December 31, 2007 were as follows, in thousands:

	Capital Leases	Operating Leases

2008	$ 73	$1,267
2009	38	1,192
2010	5	1,193
2011	0	879
2012	0	607
Thereafter	0	4,509

Total minimum lease payments	$ 116	$9,647

Amounts representing interest	7

Present value of capital lease obligations	109
Less current portion of capital lease obligations	(67)

Obligations under capital lease agreements,
Excluding the current portion	$ 42

Total rental expense under operating leases was $1,482,000 and $1,544,000 for the years ended December 31, 2007 and 2006, respectively.

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

NOTE TEN.   INCOME TAXES

The tax effects of temporary differences that gave rise to deferred tax assets at December 31, 2007 and 2006 were as follows, in thousands:

	2007	2006
Net operating loss carryforward	$17,336	$13,829
Research and development and other credits	174	174
Property, plant and equipment	283	160
Inventory	274	344
Foreign tax credits	144	144
Other, net	80	53
Bad debt reserve	101	247
Deferred income	132	290
ACI Stock Valuation	0	204
Accrued liability	106	27
Intangibles	214	0
Less - Valuation allowance	(18,844)	(15,472)
	$0	$0

The Company has provided a valuation allowance against the entire net deferred tax asset at December 31, 2007 and 2006 due to the uncertainty as to the realization of the asset.

The Company incurred no foreign income tax expense related to the Company's operations in Costa Rica in 2007 and 2006, respectively.

The provision (benefit) for income taxes varies from the federal statutory rate as follows (in thousands):

	2007	2006
Taxes (benefit) at federal statutory rate	$(3,322)	$(2,586)
Permanent differences	35	13
Unbenefitted foreign losses	(16)	151
Prior year adjustments	(61)	55
Expired research and development credits	0	11
ACI Stock	204	0
Other	(212)	0
Change in valuation allowance	3,372	2,356
Total tax provision	$0	$0

At December 31, 2007, the Company had net operating loss carryforwards of approximately $51 million for federal income tax purposes, which begin to expire in 2009, and research and development tax credit carryforwards of approximately $174,000, which began to expire in 2006, all of which are available to offset federal income taxes due in future periods. All net operating loss carryforwards will expire between the year 2009 and the year 2025.

NOTE ELEVEN.   CONCENTRATIONS OF CREDIT RISK

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of trade accounts receivable. The Company's customers are not concentrated in any specific geographic region but are concentrated in the health care industry. Significant sales were made to four customers. Sales to Natural Alternatives International, Inc., ("Natural Alternatives"), a customer in the Consumer Services Division, accounted for 0% and 14% of the Company's net sales in 2007 and 2006, respectively. There were no accounts receivable from Natural Alternatives at December 31, 2007 and 2006, respectively. Sales to Wormser Corporation, ("Wormser"), a customer in the Consumer Services Division, accounted for 8% and 10% of the Company's net sales in 2007 and 2006, respectively. Accounts receivable from Wormser represented 0% and 12% of gross accounts receivable at December 31, 2007 and 2006, respectively. Sales to Mannatech, Inc., ("Mannatech"), a customer in the Consumer Services Division, accounted for 22% and 10% of the Company's net sales in 2007 and 2006, respectively. Accounts receivable from Mannatech represented 32% and 26% of gross accounts receivable at December 31, 2007 and 2006, respectively. Sales to Medline Industries, Inc., ("Medline") a customer in the Medical Services Division, accounted for 32% and 26% of the Company's sales during 2007 and 2006, respectively. Accounts receivable from Medline represented 33% and 38% of the Company's gross accounts receivable at December 31, 2007 and 2006, respectively. The Company performs initial and ongoing credit evaluations of new and existing customers' financial condition and establishes an allowance for doubtful accounts based on factors surrounding the credit risk of specific customers and historical trends and other information.

Accounts are considered past due after contractual terms (net 30 days) and are written off after extensive collection efforts and nine months time. The following table summarizes the allowance for doubtful accounts activity for the period ended December 31, 2007 and 2006, in thousands.

	Balance at Beginning of Period	Charges to Expenses	Deductions	Balance at End of Period

A/R Reserve-2007	$306	$ 37	$ 46	$297
A/R Reserve-2006	$329	$179	$202	$306

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

	2007	2006
Net income (loss)	$ (9,769)	$ (7,607)
Basic earnings (loss) per share:
Weighted average number of common shares outstanding	10,931	10,855
Basic per share amount	$ (0.90)	$ (0.70)

Diluted earnings (loss) per share:
Weighted average number of common shares outstanding	10,931	10,855
Dilutive effect of stock options and warramts	0	0

Diluted weighted average number of common shares outstanding	10,931	10,885
Diluted per share amount	$ (0.90)	$ (0.70)

At December 31, 2007, all of the Company's 2,092,998 common stock options and 13,364,617 warrants were excluded from its diluted earnings per share calculation as their effect was antidilutive due to the Company's net loss for the year.

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

The Medical Services Division sells a comprehensive line of wound and skin care medical products and provides manufacturing services to customers in medical products markets. These products are primarily sold through a domestic, sole source distributor, where the products are ultimately marketed to hospitals, nursing homes, alternative care facilities, cancer centers, home health care providers and managed care organizations. International sales of these products account for less than 10% of the Division's consolidated net sales for the years ended December 31, 2007 and 2006.

The Consumer Services Division sells and licenses consumer products and bulk raw materials that utilize the Company's patented complex carbohydrate technology into the consumer health and beauty care products markets. The Division also sells finished products, provides product development and manufacturing services to customers in the cosmetic and nutraceutical markets. These products are primarily sold domestically, with international sales accounting for less than 10% of the Division's consolidated net sales for the years ended December 31, 2007 and 2006.

DelSite is a research and development subsidiary responsible for the research, development and marketing of the Company's proprietary GelSite® technology for controlled release and delivery of bioactive pharmaceutical ingredients. Revenues for DelSite currently consist of research grant awards.

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

The segment data for the years ended December 31, 2007 and 2006 were as follows:

	2007	2006

Net revenues:
Medical Services Division	$ 8,392	$ 8,834
Consumer Services Division	11,622	16,583
DelSite	1,785	1,989

	$21,799	$27,406

Net loss before income taxes:
Medical Services Division	$ (5,161)	$ (3,821)
Consumer Services Division	(538)	(365)
DelSite	(4,070)	(3,421)

	$ (9,769)	$ (7,607)

Identifiable assets:
Medical Services Division	$ 4,590	$ 4,739
Consumer Services Division	5,169	6,400
DelSite	1,064	1,251
Corporate	3,342	1,608

	$14,165	$13,998

Capital expenditures:
Medical Services Division	$ 58	$ 89
Consumer Services Division	47	154
DelSite	110	140

	$ 215	$ 383

Depreciation and amortization:
Medical Services Division	$ 182	$ 234
Consumer Services Division	655	638
DelSite	503	485

	$ 1,340	$ 1,357

NOTE FOURTEEN.   RELATED PARTY TRANSACTIONS

At December 31, 2007, the Company had a 21.5% interest in a company which was formed in 1998 to acquire and develop a 5,000-acre tract of land in Costa Rica to be used for the production of Aloe vera L. leaves, the Company's primary raw material. The Company's initial investment was written off in 1998 and no additional investments have been made or are expected to be made. The Company has no influence on the business or operating decisions of this company and receives no timely financial information. Additionally, $7,000 and $9,000 were collected in 2007 and 2006, respectively, from this company against the fully reserved note receivable balances. The Company is accounting for its investment on the cost basis. The Company purchases Aloe vera L. leaves from this company at prices the Company believes are competitive with other sources. Such purchases totaled $220,000 and $127,000 in 2007 and 2006, respectively.

On November 18, 2005, the Company sold $5,000,000 aggregate principal amount of 6.0% subordinated notes. The notes have a term of four years and mature on November 18, 2009. Interest on the notes is payable quarterly in arrears. In connection with the sale of the notes, the purchasers of the notes received (i) Series A Common Stock Purchase Warrants to purchase an aggregate of 2,500,000 shares of the Company's common stock, par value $.01 per share, and (ii) Series B Common Stock Purchase Warrants to purchase an aggregate of 2,500,000 shares of the Company's common stock. In addition, the placement agent involved in the offering of the notes and warrants received a Series C Warrant to purchase 200,000 shares of the Company's common stock. All of the Series A and Series C Warrants have an exercise price of $5.00 per share, are immediately exercisable and expire, subject to certain acceleration events relating to the closing stock price, on November 18, 2009. All of the Series B Warrants have an exercise price of $10.00 per share, are immediately exercisable and expire on November 18, 2009. The majority of the purchasers of the notes were existing shareholders of the Company's common stock. On November 18, 2005, immediately preceding the transaction, the largest individual investor held 6.3% of the Company's outstanding shares and collectively the group held 16.4%.

NOTE FIFTEEN.   DEFERRED REVENUE

Pursuant to the Distributor and License Agreement with Medline, as amended on April 9, 2004, the Company received, subject to certain refund rights more specifically described in the Amendment, an additional $1.25 million of royalties, paid upon the signing of the Amendment, in consideration of the extended term of the Distributor and License Agreement. The Company continues to recognize royalty income under this agreement, as amended, on a straight-line basis. At December 31, 2007, the Company had received $362,000 more in royalties than it had recognized in income, which is included in deferred revenue on the balance sheet.

NOTE SIXTEEN.   UNAUDITED SELECTED QUARTERLY FINANCIAL DATA

The unaudited selected quarterly financial data below reflect the years ended December 31, 2007 and 2006, respectively.

(Amounts in thousands, except per share amounts)

2007	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Net revenue	$4,760	$5,580	$6,489	$4,970
Cost of product sales	3,885	4,105	4,428	4,201
Net income (loss)	(2,630)	(2,213)	(2,249)	(2,677)
Basic and diluted income (loss) per share	$(0.24)	$(0.20)	$(0.21)	$(0.25)

2006	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter

Net revenue	$7,487	$6,524	$6,656	$6,739
Cost of product sales	5,600	5,043	4,615	5,328
Net income (loss)	(1,532)	(2,155)	(1,764)	(2,156)
Basic and diluted income (loss) per share	$(0.14)	$(0.20)	$(0.16)	$(0.20)

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

NOTE EIGHTEEN.   EMPLOYEE BENEFIT PLANS

The Company has a 401(k) Plan to provide eligible employees with a retirement savings plan. All employees are eligible to participate in the plan if they are age 21 years or older. Company matching contributions are made dollar for dollar up to 3% of pay and 50% for contributions greater than 3% of pay but not in excess of 5% of pay. The Company may make discretionary contributions upon direction of the Board of Directors. The Company's contribution expense for the years ended December 31, 2007 and 2006 was approximately $127,000 and $143,000, respectively.

NOTE NINETEEN.   SUBSEQUENT EVENTS

In November 2007, the Company's Board of Directors decided to shift the Company's long-term strategic focus solely to the development and promotion of DelSite's technologies and utilization of the manufacturing facilities in Costa Rica which support DelSite. Key components of this strategy going forward are to:
*	develop and market the proprietary GelSite® polymer technology for delivery of vaccines and therapeutics;
*	enter into strategic partnerships and collaboration arrangements related to the GelSite® technology;
*	continue to develop the knowledge of polymers and their relationship to vaccines and bioactive protein and peptide therapeutics;
*	enlarge and diversify the customer base for bulk raw materials and products produced in Costa Rica to increase the profitability of that facility.

As a result of this shift in strategic focus, the Company's packaged product manufacturing operations in the United States, which have experienced operating losses in recent years and are not anticipated to provide sufficient revenues to support its development of DelSite's technology as the Company moves forward, no longer fit within the Company's strategy and it is in the process of selling the assets supporting its U.S. packaged product manufacturing operations. In January 2008, the Company engaged the investment banking firm of Milkie/Ferguson Investments, Inc. to represent it in the sale process. This proposed sale will likely include all of the Medical Services Division and products manufactured in the U.S. from the specialty manufacturing services portion of the Consumer Services Division.

On February 1, 2007, a lawsuit styled Glamourpuss, Inc. v. Carrington Laboratories, Inc., was filed in Dallas County, Texas. Plaintiff alleged that Carrington sold it defective product and sought damages in excess of $200,000 for its alleged loss of sales, in addition to attorney's fees and expenses. Carrington denies Plaintiff's claims and believes its allegations are without merit. On January 31, 2008, Carrington settled this suit and obtained a full release by payment to Glamourpuss in the amount of $60,000.

On February 29, 2007, the Company's subsidiary, Finca Sabila S.A. entered into an agreement with Santa Luisa Catalana SLCAT, S.A. with respect to the potential sale of Finca Sabila's Los Mangos farm, an unused parcel of land separate from the Company's main farm and operations located in Liberia, Guanacaste, Costa Rica, to SLCAT, S.A. Under the agreement, SLCAT, S.A. had the option to buy the Property for $1,641,346 paid as follows:
*	$50,000 on March 3, 2008;

*	$450,000 on March 15, 2008; and

*	the remaining purchase price of $1,141,346 on March 25, 2008 (approximately $480,000 of which will be used to repay the mortgage on the Property).

On March 14, SLCAT exercised its option to purchase the land and paid the Company $450,000. On March 24, 2008, the remaining $1,141,346 was transferred to the Company and will be available for general corporate use upon completion of final legal processing of the transaction, which is expected on or before April 15, 2008. As a result of the sale of Finca Sabila's Los Mangos farm, the Company is in default under the documents governing its senior secured convertible debentures. As a result, the holders of the debentures are entitled, upon notice to the Company, to accelerate all of the indebtedness underlying the debentures.

On March 5, 2008, the debentures outstanding as a result of the $8 million debt financing transaction entered into on April 27, 2007 were amended by an amendment agreement, dated effective as of March 1, 2008, by and among the Company and the purchasers. In the Amendment Agreement, the purchasers agreed to:
*	defer the principal payments of $266,667 under the debentures due March 1, 2008 until April 1, 2008; and

*	eliminate the requirement that the Company comply with the financial covenants in the debentures during the period from December 31, 2007 through April 30, 2008.

On March 25, 2008, we failed to make a required payment of $2,000,000 under our revolving credit facility with Banco Nacional. As a result, we were in default under the terms of this facility. The bank's practice is to extend a grace period to the end of the calendar month in which the payment was due to its customers who fail to make a timely payment. The bank granted such a grace period to us and required us to make the required payment on or before March 31, 2008. We paid the required $2,000,000 to the bank on March 28, 2008 and thus cured the default.

Financial Statement Schedule
Valuation and Qualifying Accounts
(In thousands)

		Additions
Description	Balance at Beginning of Period	Charged to Cost and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period

2007

Bad debt reserve	$ 306	$ 37	$ -	$ 46	$ 297
Inventory reserve	903	278	-	481	700
Reserve Aloe & Herbs non-current
Notes and other investments included
In other assets	-	-	-	-	-
Reserve for returns	35	-	-	-	35

2006

Bad debt reserve	$ 329	$ 179	$ -	$ 202	$ 306
Inventory reserve	791	473	-	361	903
Reserve Aloe & Herbs non-current
Notes and other investments included
In other assets	2	7	-	9	-
Reserve for returns	35	-	-	-	35

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors
  Carrington Laboratories, Inc.

We have audited the accompanying consolidated balance sheets of Carrington Laboratories, Inc. and subsidiaries (Company) as of December 31, 2007 and 2006, and the related consolidated statements of operations, shareholders' equity (deficit) and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Carrington Laboratories, Inc. and subsidiaries as of December 31, 2007 and 2006, and the consolidated results of their operations and their consolidated cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

WEAVER AND TIDWELL, L.L.P.

Dallas, Texas
March 28, 2008

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Carrington Laboratories, Inc.

Date: March 28, 2008	/s/ Carlton E. Turner
Carlton E. Turner, Ph.D., D.Sc., President,
Chief Executive Officer and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
/s/ Carlton E. Turner	President, Chief Executive	March 28, 2008
Officer and Director
Carlton E. Turner, Ph.D., D.Sc.	(principal executive officer)

/s/ Robert W. Schnitzius	Vice President and Chief	March 28, 2008
Financial Officer
Robert W. Schnitzius	(principal financial and
accounting officer)

/s/ Ronald R. Blanck	Director	March 28, 2008
Ronald R. Blanck, D.O.

/s/ R. Dale Bowerman	Director	March 28, 2008
R. Dale Bowerman

/s/ George DeMott	Director	March 28, 2008
George DeMott

/s/ Thomas J. Marquez	Director	March 28, 2008
Thomas J. Marquez

/s/ Alex McPherson	Director	March 28, 2008
Alex McPherson, M.D., Ph.D.

/s/ Edwin Meese	Director	March 28, 2008
Edwin Meese, III

INDEX TO EXHIBITS
Exhibit		Description
3.1	-	Restated Articles of Incorporation of Carrington Laboratories, Inc. (incorporated by reference to Exhibit 3.1 to Carrington's 1999 Annual Report on Form 10-K).
3.2	-	Amendment No. 1 to Restated Articles of Incorporation of Carrington Laboratories, Inc. (incorporated by reference to Exhibit 3.2 to Carrington's Form S-1 filed September 6, 2007).
3.3	-	Statement of Change of Registered Office and Registered Agent of Carrington Laboratories, Inc. (incorporated by reference to Exhibit 3.2 to Carrington's 1999 Annual Report on Form 10-K).
3.4	-	Bylaws of Carrington Laboratories, Inc., as amended through March 3, 1998 (incorporated herein by reference to Exhibit 3.8 to Carrington's 1997 Annual Report on Form 10-K).
4.1	-

Form of certificate for Common Stock of Carrington Laboratories, Inc. (incorporated herein by reference to Exhibit 4.5 to Carrington's Registration Statement on Form S-3 (No. 33-57360) filed with the Securities and Exchange Commission on January 25, 1993).

4.2	-

Amended and Restated Rights Agreement dated October 15, 2001, between Carrington Laboratories, Inc. and American Stock Transfer & Trust Company, as successor Rights Agent (incorporated by reference to Exhibit 4.1 to the Company's Form 8-A/A Post-Effective Amendment No. 2).

4.3	-

Amendment No. 1 to the Amended and Restated Rights Agreement, dated effective as of December 17, 2003, between Carrington Laboratories, Inc. and American Stock Transfer & Trust Company, as Rights Agent (incorporated by reference to Exhibit 4.1 to the Company's Form 8-A/A Post-Effective Amendment No. 3).

4.4	-

Form of Promissory Note and Warrant Purchase Agreement by and among Carrington Laboratories, Inc. and investors named therein, dated November 18, 2005 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed November 22, 2005).

4.5	-	Form of 6% Subordinated Promissory Note due November 18, 2009 (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed November 22, 2005).
4.6	-	Form of Series A Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.2 of the Company's Current Report on Form 8-K filed November 22, 2005).
4.7	-	Form of Series B Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.3 of the Company's Current Report on Form 8-K filed November 22, 2005).
4.8	-	Settlement Agreement and Mutual Release of all Claims (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed December 22, 2005).
4.9	-

6% Subordinated Promissory Note due December 20, 2009 in principal amount of $400,000 issued by Carrington Laboratories, Inc. to Swiss-American Products, Inc. on December 20, 2005 (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed December 22, 2005).

4.10	-

Series C Common Stock Purchase Warrant for 200,000 shares, issued by Carrington Laboratories, Inc. to Swiss-American Products, Inc., dated December 20, 2005 (incorporated by reference to Exhibit 4.2 of the Company's Current Report on Form 8-K filed December 22, 2005).

4.13	-	Form of Series D1 Warrant (incorporated herein by reference to Exhibit 10.4 to Carrington's Current Report on Form 8-K filed April 30, 2007).
4.14	-	Form of Amended and Restated Series D2 Warrant (incorporated herein by reference to Exhibit 10.5 to Carrington's Current Report on Form 8-K filed August 28, 2007).
4.15	-	Form of Series D3 Warrant (incorporated herein by reference to Exhibit 10.4 to Carrington's Current Report on Form 8-K filed August 28, 2007).
4.16	-	Form of Series E1 Warrant (incorporated herein by reference to Exhibit 10.6 to Carrington's Current Report on Form 8-K filed April 30, 2007).
4.17	-	Form of Series E2 Warrant (incorporated herein by reference to Exhibit 10.5 to Carrington's Current Report on Form 8-K filed August 28, 2007).
4.18	-	Form of Series F Warrant dated April 26, 2007 (incorporated herein by reference to Exhibit 4.18 to Carrington's Form S-1 filed September 6, 2007).
4.19	-	Form of Series F Warrant dated August 27, 2007 (incorporated herein by reference to Exhibit 4.19 to Carrington's Form S-1 filed September 6, 2007).
5.1	-	Opinion of Thompson & Knight L.L.P.
10.1	-	Employee Stock Purchase Plan of Carrington Laboratories, Inc, as amended through June 15, 1995 (incorporated by reference to Exhibit 10.9 to Carrington's 1999 Annual Report on Form 10-K).
10.2	-

Non-exclusive Sales and Distribution Agreement dated August 22, 1995 between Innovative Technologies Limited and Carrington Laboratories, Inc. (incorporated herein by reference to Exhibit 10.6 to Carrington's Third Quarter 1995 Report on Form 10-Q).

10.3	-

Supplemental Agreement dated October 16, 1995 to Non-exclusive Sales and Distribution Agreement Between Innovative Technologies Limited and Carrington Laboratories, Inc. (incorporated herein by reference to Exhibit 10.7 to Carrington's Third Quarter 1995 Report on Form 10-Q).

10.4	-

Distributor and License Agreement dated November 3, 2000 between Carrington Laboratories, Inc. and Medline Industries, Inc. (incorporated by reference to Exhibit 10.1 to Carrington's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).

10.5	-

Supply Agreement dated November 3, 2000 between Carrington Laboratories, Inc. and Medline Industries, Inc. (incorporated by reference to Exhibit 10.2 to Carrington's Quarterly Report on Form 10-Q for the quarter ended September 30).

10.6	-	Lease Agreement dated January 22, 2001 between Plazamercia, Inc. and Carrington Laboratories, Inc. (incorporated by reference to Exhibit 10.84 to Carrington's 2000 Annual Report on Form 10-K).
10.7	-

Employee Stock Purchase Plan of Carrington Laboratories, Inc., as amended through May 17, 2001 (Incorporated by reference to Exhibit 10.1 to Carrington's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).

10.8	-

1995 Stock Option Plan of Carrington Laboratories, Inc., as Amended and Restated Effective January 15, 1998 and further amended through May 17, 2001 (incorporated by reference to Exhibit 10.2 to Carrington's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).

10.9	-

Amendment to Distributor and License Agreement and Supply Agreement between Carrington Laboratories, Inc, and Medline Industries, Inc. (incorporated by reference to Exhibit 10.1, filed on Carrington's Form 8-K on April 22, 2004).

10.10	-

2004 Stock Option Plan of Carrington Laboratories, Inc. (incorporated by reference to Exhibit 4.1 to Carrington's Form S-8 Registration Statement (No. 333-118303) filed with the SEC on August 17, 2004).

10.11	-

Employee Stock Purchase Plan as amended through May 20, 2004 of Carrington Laboratories Inc. (incorporated by reference to Exhibit 4.1 to Carrington's Form S-8 Registration Statement (No. 333-118304) filed with the SEC on August 17, 2005).

10.12	-

Certificate of Pledge between Sabila Industrial, S.A., a Costa Rica Corporation and wholly-owned subsidiary of Carrington Laboratories, Inc., and Banco Credito Agricola de Cartago dated August 6, 2004 (incorporated by reference to Exhibit 10.1 to Carrington's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).

10.13	-

Manufacturing Agreement between Sabila Industrial, S.A., a Costa Rica Corporation and wholly-owned subsidiary of Carrington Laboratories, Inc., and Miradent Products of Costa Rica, S.A., dated January 21, 2005 (incorporated by reference to Exhibit 10.34 to Carrington's Form 10-K as filed with the SEC on March 28, 2005).

10.14	-

Purchase and Sale Agreement dated October 20, 2005, between Carrington and Rainier Capital Management, L.P. (incorporated by reference to Exhibit 99.3 to Carrington's Form 8-K as filed with the SEC on December 29, 2005).

10.15	-

Promissory Note and Warrant Purchase Agreement dated November 18, 2005 between Carrington Laboratories, Inc. and several investors (incorporated by reference to Exhibit 10.1 to Carrington's Form 8-K as filed with the SEC on November 22, 2005).

10.16	-

Placement Agent Agreement dated October 7, 2005, between Carrington and Stonewall Securities, Inc. (incorporated by reference to Exhibit 10.2 to Carrington's Form 8-K as filed with the SEC on November 22, 2005).

10.17	-

Amendment to Placement Agent Agreement effective October 7, 2005, between Carrington and Stonewall Securities, Inc. (incorporated by reference to Exhibit 10.3 to Carrington's Form 8-K as filed with the SEC on November 22, 2005).

10.18	-

Settlement Agreement and Mutual Release of All Claims dated as of December 20, 2005, by and among Swiss American Products, Inc., G. Scott Vogel and Carrington (incorporated by reference to Exhibit 10.1 as filed with SEC on Carrington's Form 8-K n December 22, 2005).

10.19	-

Master Lease Agreement among Busby Family Trust and the Juice Trust (Landlords ) and Carrington (Tenant) (incorporated by reference to Exhibit 99.2 to Carrington's Form 8-K as filed with the SEC on December 29, 2005).

10.20	-

First Amendment to Purchase and Sale Agreement dated November 21, 2005 between Carrington and Ranier Capital Management, L.P. (incorporated by reference to Exhibit 99.4 to Carrington's Form 8-KI as filed with the SEC on December 29, 2005).

10.22	-

Trademark License and Supply Agreement dated January 25, 2007, between Carrington Laboratories, Inc., and Mannatech, Incorporated (incorporated by reference to Exhibit 99.1 to Carrington's Form 8-K as filed with the SEC on January 31, 2007).

10.23	-

Business Loan Contract-Corporation (Letter of Commitment and Acceptance of Conditions for Entering into a Loan) dated February 13, 2007 between Sabila Industrial, S.A., Finca Sabila, S.A. and Banco Nacional of Costa Rica (incorporated by reference to Exhibit 10.1 to Carrington's Form 10-Q as filed with the SEC on May 15, 2007).

10.24	-

Securities Purchase Agreement, dated April 25, 2007, by and among Carrington Laboratories, Inc. and the Purchasers identified on the signature pages thereto (incorporated by reference to Exhibit 10.1 to Carrington's Form 8-K as filed with the SEC on April 30, 2007).

10.25	-	Form of First Closing Senior Secured Convertible Debenture Due April 26, 2010 (incorporated by reference to Exhibit 10.2 to Carrington's Form 8-K as filed with the SEC on April 30, 2007).
10.26	-	Form of Second Closing Senior Secured Convertible Debenture Due April 26, 2010 (incorporated by reference to Exhibit 10.3 to Carrington's Form 8-K as filed with the SEC on April 30, 2007).
10.27	-	Form of Series D-1 Warrant (incorporated by reference to Exhibit 10.4 to Carrington's Form 8-K as filed with the SEC on April 30, 2007).
10.28	-	Form of Series D-2 Warrant (incorporated by reference to Exhibit 10.5 to Carrington's Form 8-K as filed with the SEC on April 30, 2007).
10.29	-	Form of Series E-1 Warrant (incorporated by reference to Exhibit 10.6 to Carrington's Form 8-K as filed with the SEC on April 30, 2007).
10.30	-	Form of Series E-2 Warrant (incorporated by reference to Exhibit 10.7 to Carrington's Form 8-K as filed with the SEC on April 30, 2007).
10.31	-

Security Agreement, dated April 26, 2007, by and among Carrington Laboratories, Inc., certain of its subsidiaries, the Purchasers identified on the signature pages thereto and Rockmore Investment Master Fund Ltd., as agent for the Purchasers (incorporated by reference to Exhibit 10.8 to Carrington's Form 8-K as filed with the SEC on April 30, 2007).

10.32	-

Pledge Agreement, dated April 26, 2007, by and among Carrington Laboratories, Inc., certain of its subsidiaries, the Purchasers identified on the signature pages thereto and Rockmore Investment Master Fund Ltd., as agent for the Purchasers (incorporated by reference to Exhibit 10.9 to Carrington's Form 8-K as filed with the SEC on April 30, 2007).

10.33	-

Guaranty, dated April 26, 2007, by and among certain of Carrington Laboratories, Inc.'s subsidiaries, the Purchasers identified on the signature pages thereto and Rockmore Investment Master Fund Ltd., as agent for the Purchasers (incorporated by reference to Exhibit 10.10 to Carrington's Form 8-K as filed with the SEC on April 30, 2007).

10.34	-

Amendment No. 2 to Amended and Restated Rights Agreement, dated April 24, 2007, by and between Carrington Laboratories, Inc. and American Stock Transfer & Trust, as rights agent (incorporated by reference to Exhibit 10.11 to Carrington's Form 8-K as filed with the SEC on April 30, 2007).

10.35	-

Amendment Agreement, dated August 21, 2007, by and among Carrington Laboratories, Inc. and the Purchasers identified on the signature pages thereto (incorporated by reference to Exhibit 10.1 to Carrington's Form 8-K as filed with the SEC on August 28, 2007).

10.36	-	Form of Second Closing Senior Secured Convertible Debenture Due April 26, 2010 (incorporated by reference to Exhibit 10.2 to Carrington's Form 8-K as filed with the SEC on August 28, 2007).
10.37	-	Form of Amended Series D-2 Warrant (incorporated by reference to Exhibit 10.3 to Carrington's -Form 8-K as filed with the SEC on August 28, 2007).
10.38	-	Form of Series D-3 Warrant (incorporated by reference to Exhibit 10.4 to Carrington's Form 8-K as filed with the SEC on August 28, 2007).
10.39	-	Form of Series E-2 Warrant (incorporated by reference to Exhibit 10.5 to Carrington's Form 8-K as filed with the SEC on August 28, 2007).
10.40	-

Second Amendment dated August 14, 2007, to that certain Supply Agreement, dated as of November 3, 2000, and amended previously as of April 9, 2003 between Carrington Laboratories, Inc. and Medline Industries, Inc. (incorporated by reference to Exhibit 10.1 to Carrington's Form 10-Q as filed with the SEC on November 19, 2007).

10.41	-

Amendment Agreement, dated as of March 1, 2008, by and among Carrington Laboratories, Inc., and the Purchasers identified on the signature pages thereto, amending that certain Securities Purchase Agreement, dated April 25, 2007 (incorporated by reference to Exhibit 10.1 to Carrington's Form 8K filed with the SEC on March 6, 2008).

10.42	-

Agreement of Reciprocal and irrevocable promise for purchase and sale of property by and between Finca Sabila S.A. and Santa Luisa Catalana SLCAT, S.A., dated February 29, 2008 (incorporated by reference to Exhibit 10.2 to Carrington's Form 8K filed with the SEC on March 6, 2008).

10.43	-

2004 Stock Option Plan of Carrington Laboratories, Inc., as amended (incorporated herein by reference to Exhibit 4.1 to Carrington's Form S-8 Registration Statement (No. 333-148822) as filed with the SEC on January 23, 2008).

16.1	-

Letter of Grant Thornton LLP dated March 30, 2006, addressed to the Securities and Exchange Commission (incorporated by reference to Exhibit 16.1 the Company's Current Report on Form 8-K filed March 30, 2006).

21.1	-	Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 of the Company's 2006 Annual Report on Form 10-K).
23.1	*	Consent of Weaver and Tidwell, L.L.P.
31.1	*	Certification of Chief Executive Officer Required by Rule 13a-14(a) (17C.F.R. 240.13a-14(a).
31.2	*	Certification of Chief Financial Officer Required by Rule 13a-14(a) (17 C.F.R. 240.13a-14(a).
32.1	*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

            *   Filed herewith
            +   Previously filed