Form 10-Q
period 2008-03-31
CARRINGTON LABORATORIES INC /TX/
filed 2008-05-15
CIK 718007

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 001-10862
CARRINGTON LABORATORIES, INC.
(Exact name of registrant as specified in its charter)

Texas	75-1435663

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
2001 Walnut Hill Lane, Irving, Texas 75038
(Address of principal executive offices and Zip Code)
972-518-1300
(Registrant’s telephone number, including area code)
Not Applicable
(Former name, former address and former fiscal year,
if changed since last report)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of the registrant’s common stock outstanding as of May 9, 2008, was 11,127,473.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Carrington Laboratories, Inc.
Condensed Consolidated Balance Sheets
(Amounts in thousands)

	March 31,	December 31,
	2008	2007
	(unaudited)
ASSETS:
Current Assets:
Cash and cash equivalents	$944	$1,185
Accounts receivable, net	1,566	2,348
Inventories, net	1,792	1,433
Prepaid expenses	505	147
Assets from discontinued operations	3,681	2,774

Total current assets	8,488	7,887

Cash, restricted	489	489
Property, plant and equipment, net	3,991	4,231
Other assets, net	1,394	1,558

Total assets	$14,362	$14,165

LIABILITIES AND SHAREHOLDERS’ DEFICIT:
Current Liabilities:
Line of credit	$1,840	$2,990
Accounts payable	2,805	1,697
Accrued liabilities	2,155	1,437
Current portion of long-term debt and capital lease obligations	3,833	4,167
Deferred revenue	1,943	485
Liabilities related to assets from discontinued operations	285	265

Total current liabilities	12,861	11,041

Long-term debt and capital lease obligations, net of debt discount	4,732	4,892

Commitments and contingencies

Shareholders’ Deficit:
Common stock	111	110
Capital in excess of par value	61,417	61,283
Accumulated deficit	(64,756)	(63,158)
Treasury stock at cost	(3)	(3)

Total shareholders’ deficit	(3,231)	(1,768)

Total liabilities and shareholders’ deficit	$14,362	$14,165

The accompanying notes are an integral part of these statements.

Carrington Laboratories, Inc.
Condensed Consolidated Statements of Operations (unaudited)
(Dollar amounts and shares in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2008	2007

Revenues:
Net product sales	$1,017	$1,343
Grant income	440	224
Royalty income	104	104

Total revenues	1,561	1,671

Costs and expenses:
Cost of product sales	745	742
Selling, general and administrative	374	337
Research and development-DelSite	1,089	1,076
Gain on sale of land	(1,573)	—
Interest expense, net	1,081	332

Loss from continuing operations before income taxes	(155)	(816)
Benefit for income taxes	—	—

Loss from continuing operations	$(155)	$(816)
Loss from discontinued operations, net of taxes	(1,443)	(1,814)

Net loss	$(1,598)	$(2,630)

Basic and diluted loss per share — continuing operations	$(0.01)	$(0.07)

Basic and diluted loss per share — discontinued operations	$(0.13)	$(0.17)

Basic and diluted loss per share — net loss	$(0.14)	$(0.24)

Basic and diluted average shares outstanding	11,064	10,900
The accompanying notes are an integral part of these statements.

Carrington Laboratories, Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)
(Dollar amounts in thousands)

	Three Months Ended
	March 31,
	2008	2007
Operating activities:
Net loss	$(1,598)	$(2,630)
Loss from discontinued operations	(1,443)	(1,814)

Loss from continuing operations	(155)	(816)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for bad debt	24	48
Provision for inventory obsolescence	43	32
Gain on disposal of land	(1,573)	—
Depreciation and amortization	202	252
Interest expense related to debt discount	597	130
Amortization of deferred expenses	163	—
Share-based compensation expense	74	14
Changes in assets and liabilities:
Receivables	759	606
Inventories	(402)	(171)
Prepaid expenses	(358)	(222)
Other assets	1	3
Accounts payable and accrued liabilities	1,826	385
Deferred revenue	1,457	(102)

Net cash provided by operating activities	2,658	159

Investing activities:
Proceeds from disposal of land	1,621	—
Purchases of property, plant and equipment	(4)	(65)

Net cash provided by (used in) investing activities	1,617	(65)

Financing activities:
Principal payments on debt and capital lease obligations	(1,091)	(707)
Line of credit borrowing (repayment)	(1,150)	2,500
Issuances of common stock	61	19

Net cash provided by (used in) financing activities	(2,180)	1,812
Net cash — discontinued operations:
Operating activities	(2,336)	(1,502)
Investing activities	—	(18)
Net increase (decrease) in cash and cash equivalents	(241)	386
Cash and cash equivalents, beginning of period	1,185	389

Cash and cash equivalents, end of period	$944	$775

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$155	$195
The accompanying notes are an integral part of these statements.

Notes to Condensed Consolidated Financial Statements (unaudited)
(1) Condensed Consolidated Financial Statements:
The condensed consolidated balance sheet as of March 31, 2008, the condensed consolidated statements of operations for the three-month periods ended March 31, 2008 and 2007 and the condensed consolidated statements of cash flows for the three-month periods ended March 31, 2008 and 2007 of Carrington Laboratories, Inc., (the “Company”) have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments (which include all normal recurring adjustments) necessary to present fairly the consolidated financial position, results of operations and cash flows for all periods presented have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The results of operations for the three month period ended March 31, 2008 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2008. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
The accompanying financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business. The Company incurred a net loss of $1,598,000 during the three months ended March 31, 2008. Primarily as the result of its significant investment in the research and development activities of DelSite Biotechnologies, Inc. (“Delsite”), the Company previously reported cumulative net losses of $17,400,000 and used cash from operations of $11,100,000 during the two years ended December 31, 2007. The Company projects a net loss for fiscal 2008. These conditions raise doubt about the Company’s ability to continue as a going concern.
In November 2007, the Company’s Board of Directors decided to shift its long-term strategic focus solely to the development and promotion of DelSite’s technologies and utilization of the manufacturing facilities in Costa Rica which support DelSite. Key components of this strategy going forward are to:
•	Develop the proprietary GelSite® polymer technologies for nasal delivery of vaccines and therapeutics by completing the Phase I clinical using the bird flu (H5N1) antigen;
•	Using the Phase I and other data, enter into strategic partnerships and collaboration arrangements related to the GelSite® technology;
•	Continue to develop the knowledge of polymers and their relationship to vaccines and bioactive protein and peptide therapeutics; and
•	Enlarge and diversify the customer base for bulk raw materials and products produced in Costa Rica to increase the profitability of that facility.
•	Focus efforts on utilizing the GelVac™ nasal powder technology to develop a human papillomavirus (HPV) vaccine in conjunction with the National Cancer Institute (NCI).
As a result of this shift in strategic focus, the Company’s packaged product manufacturing operations in the United States, which have experienced operating losses in recent years and are not anticipated to provide sufficient revenues to support its development of DelSite’s technologies as the Company moves forward, no longer fit within the Company’s strategy and the Company is in the process of selling the assets supporting its U.S. packaged product manufacturing operations. In January 2008, the Company committed to sell its U.S. manufacturing operations and engaged the investment banking firm of Milkie/Ferguson Investments, Inc. to represent it in the sale process. This proposed sale will likely include all of the Medical Services Division and products manufactured in the U.S. from the specialty manufacturing services portion of the Consumer Services Division. In accordance with generally accepted accounting principles, the results of the U.S. manufacturing operations are reported as discontinued operations in the Statement of Operations and its associated assets and liabilities are classified separately on the Company’s balance sheet. Prior periods have been reclassified to conform to the current period presentation. The Company is actively pursuing a buyer for the assets associated with this business.

The Company’s implementation of this shift in its strategic focus is wholly contingent upon its ability to overcome its significant liquidity issues. The Company is presently in default under several of its debt instruments and is in the process of attempting to restructure its existing indebtedness. As a result of some of these defaults, the Company has classified $2,802,000 of its long-term debt as current. As of March 31, 2008, $12,017,000 of the Company’s indebtedness is subject to immediate accelerated at the option of certain of its lenders. Unless the Company is able to restructure its existing indebtedness, obtain waivers or forbearance from its existing lenders and raise significant additional capital ($2,000,000 to $3,000,000) within the next 30 days and $6,000,000 to $8,000,000 for the next 12 months, management believes that it is unlikely that the Company will be able to meet its obligations as they become due and to continue as a going concern. As a result, absent such circumstances, the Company will likely file for bankruptcy or seek similar protection. See “Management’s Discussion & Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”
Funding of the Company’s working capital requirements has resulted principally from bank financing, advances on royalty payments under certain of its existing contracts and debt and equity financing. In November 2005, the Company closed a $5,000,000 private placement of term notes, due in December 2009, and warrants, with 16 investors. In February 2007, Sabila Industrial, S.A., (“Sabila”), a wholly-owned subsidiary of the Company, entered into a revolving credit facility with Banco Nacional de Costa Rica for $2,990,000, which matures in February 2010, and under which, as of March 31, 2008, Sabila had borrowed $1,840,000.
On April 25, 2007, the Company entered into a securities purchase agreement and agreed to pay cash transaction fees and issue five-year warrants to a placement agent in connection with the private placement of senior secured convertible debentures and warrants to purchase the Company’s Common Stock. The first tranche of this transaction in the amount of $4,378,741 funded on April 27, 2007. The second tranche of $3,621,259 funded on August 27, 2007. These transactions are described throughout the footnotes.
Assuming the Company’s creditors do not accelerate its indebtedness, the Company believes that the expected cash flows from operations and licensing agreements, expected revenues from government grant programs and the financing transactions described above will provide the funds necessary to service its operations, excluding amounts due under its existing indebtedness, through the end of May 2008. However, due to the Company’s multiple existing defaults under its indebtedness, any acceleration of its indebtedness would likely cause the Company to immediately file for bankruptcy protection.
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
(2) Discontinued Operations
During the first quarter 2008, the Company initiated a plan to sell its U.S. manufacturing operations (see Note One above for a detailed description of the plan). These operations for sale include all of what was previously reported in the Medical Services segment and a portion of the business reported in the Consumer Services segment.
The Company has assessed the fair value of its U.S. manufacturing operations less disposal costs and concluded that there is no impairment in the carrying value of these assets.

Summarized operating results of the U.S. manufacturing business are as follows:

	For the three months ended
(Dollar amounts in thousands)	March 31, 2008	March 31, 2007
Revenues	$3,046	$3,089
Expenses	4,489	4,903

Operating loss	$(1,443)	$(1,814)
Tax benefit	—	—

Net loss	$(1,443)	$(1,814)

The carrying amounts of the significant classes of assets and liabilities related to discontinued operations are as follows:

(Dollar amounts in thousands)	March 31, 2008	December 31, 2007
Inventories	$2,747	$1,834
Property, plant and equipment	934	940

Total assets	$3,681	$2,774

Other liabilities	$285	$265

Total liabilities	$285	$265

In connection with the classification as discontinued operations, these assets will no longer be subject to depreciation.
Other liabilities include deferred rent associated with leased buildings.
(3) New Pronouncements:
In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements.” This Statement defines fair value, establishes a framework for measuring fair value, and expands disclosure about fair value measurements. SFAS No. 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. The provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007. The Company recorded no effect from the adoption of SFAS No. 157 during the quarter ending March 31, 2008.
In February 2007, the FASB issued SFAS No. 159 “Fair Value Option for Financial Assets and Financial Liabilities.” This statement’s objective is to reduce both complexity in accounting for financial instruments and volatility in earnings caused by measuring related assets and liabilities differently. This statement also requires information to be provided to the readers of financial statements to explain the choice to use fair value on earnings and to display the fair value of the assets and liabilities chosen on the balance sheet. This statement is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. The Company recorded no effect from the adoption of SFAS No. 159 during the quarter ending March 31, 2008.
(4) Stock-Based Compensation:
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

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004),“Share-Based Payment,” (“SFAS 123(R)”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R).
The consolidated financial statements as of and for the three months ended March 31, 2008, reflect the impact of SFAS 123(R). Stock-based compensation expense recognized under SFAS 123(R) for the three months ended March 31, 2008 was $74,000. There was $14,000 of stock-based compensation expense related to employee stock options recognized during the three months ended March 31, 2007.
There were 155,515 stock options granted during the three months ended March 31, 2008. The weighted average estimated grant date fair value, as defined by SFAS 123(R), for options granted under the Company’s stock option plan during the three months ended March 31, 2008, was $0.23 per share.
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
Stock-based compensation expense recognized during a period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during that period. Stock-based compensation expense recognized in the statement of operations for the three months ended March 31, 2008, included compensation expense for share-based payment awards granted on January 5, 2006, May 18, 2006, May 17, 2007, July 19, 2007 and January 18, 2008. The Company uses the straight-line method of attributing the value of stock-based compensation to expense. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. For the options granted on January 5, 2006, forfeitures were estimated at zero; for the options granted on May 18, 2006, forfeitures were estimated at 6%; for the options granted on May 17, 2007, forfeitures were estimated at zero; for the option granted July 19, 2007, forfeitures were estimated at zero, and for options granted January 18, 2008 forfeitures were estimated at zero. Additionally, for all options granted in 2006 the vesting period is 50% after one year and the remainder after two years, while the vesting period for the options granted in 2007 is one third on the date of grant, one third after one year and the remaining third after two years. The contractual life of all of these options is 10 years and the source of the shares to be issued upon exercise will be from new shares.
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

	Risk-free	Expected	Expected	Expected
March 31,	Interest Rate	Life	Volatility	Dividends

2008	5.75%	5 years	79%	—
As of March 31, 2008, $135,000 of unrecognized compensation costs related to non-vested awards is expected to be recognized over the course of the following 19 months.

(5) Net Income (Loss) Per Share:
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
The following data shows the amounts used in computing EPS and their effect on the weighted-average number of common shares and dilutive common share equivalents for the three months ended March 31, 2008 and 2007. At March 31, 2008, 2,091,182 common stock options and 13,364,619 warrants were excluded from the diluted EPS calculation, as their effect was antidilutive. At March 31, 2007, 1,696,060 common stock options and 5,400,000 warrants were excluded from the diluted EPS calculation, as their effect was antidilutive. The amounts are rounded to the nearest thousand, except per share amounts.

	For the three months ended			For the three months ended
	March 31, 2008			March 31, 2007
			Per			Per
	Loss	Shares	Share	Loss	Shares	Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic EPS:
Net loss available to common shareholders	$(1,598)	11,064	$(0.14)	$(2,630)	10,900	$(0.24)
Effect of dilutive securities:
Stock options and warrants	0	0	0	0	0	0

Diluted EPS:
Net loss available to common shareholders plus assumed conversions	$(1,598)	11,064	$(0.14)	$(2,630)	10,900	$(0.24)

(6) Customer/Credit Concentration:
Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of trade accounts receivable. The Company’s customers are not concentrated in any specific geographic region but are concentrated in the health and personal care industry. Significant sales, defined as amounts in excess of ten percent (10%) of revenue, were made to four customers. Sales to Mannatech, Inc. (“Mannatech”), a customer in the Sabila Industrial segment, accounted for 20.6% and 19.9% of the Company’s total revenue during the quarter ended March 31, 2008 and 2007, respectively. Sales to Medline Industries, Inc. (“Medline”), a customer in the U.S. manufacturing operations held for sale, which are classified as discontinued operations, accounted for 40.1% and 38.9% of the Company’s total revenue during the quarter ended March 31, 2008 and 2007, respectively. A customer in the U.S. manufacturing operations held for sale, Wormser (“Wormser”), accounted for 9.9% and 0% of the Company’s total revenue during the quarter ended March 31, 2008 and 2007, respectively. Sales to Bare Escentuals (“Bare Escentuals”), a customer in the U.S. manufacturing operations held for sale, accounted for 14.5% and 1.7% of revenue for the three months ended March 31, 2008 and 2007, respectively.
Customers with significant accounts receivable balances as of March 31, 2008, defined as amounts in excess of ten percent (10%) of gross receivables included Medline, ($550,000), Wormser ($156,000) and Bare Escentuals ($586,000). Of these amounts, $1,261,000 had been collected as of May 8, 2008.

(7) Inventories:
The following summarizes the components of inventory (in thousands):

	March 31, 2008	December 31, 2007
Raw materials and supplies	$581	$569
Work-in-process	157	256
Finished goods	1,103	660
Less obsolescence reserve	(49)	(52)

Total	$1,792	$1,433

(8) Debt:
In March 2003, the Company received a loan of $500,000 from Bancredito, a Costa Rica bank, with interest and principal to be repaid in monthly installments over eight years. The interest rate on the loan is the U.S. Prime Rate (7.00%) plus 2.0%. As of March 31, 2008, the loan was paid in full.
In September 2004, the Company received a loan of $350,000 from Bancredito, a Costa Rica bank, with interest and principal to be repaid in monthly installments over eight years. The interest rate on the loan is the U.S. Prime Rate (7.00%) plus 2.5%. As of March 31, 2008, the loan was paid in full.
As previously reported in the Company’s Form 8-K filing, dated February 29, 2008, Finca Sabila S.A., a subsidiary of the Company (“Finca Sabila”), entered into an agreement with Santa Luisa Catalana SLCAT, S.A. (the “Buyer”) granting the Buyer an option to purchase Finca Sabila’s Los Mangos farm (the “Property”), an unused parcel of land separate from the Company’s main farm and operations, located in Liberia, Guanacaste, Costa Rica. On April 29, 2008, Finca Sabila completed the sale of the Property to the Buyer for $1,641,346, which was paid to the Company as follows:
•	$50,000 on March 5, 2008;
•	$450,000 on March 14, 2008; and
•	$1,141,346 on March 24, 2008.
At the time of the payment of the third installment above, the two outstanding loans with Bancredito were paid in full.
On November 18, 2005, the Company sold $5,000,000 aggregate principal amount of 6.0% subordinated notes (the “Investor Notes”) The Investor Notes mature, subject to certain mandatory prepayments discussed below, on November 18, 2009. Interest on the Investor Notes is payable quarterly in arrears. The Investor Notes require mandatory prepayment of all principal and interest in the event that the holder of such note exercises its Series A Warrant, which was also issued as part of the transaction, in full. The Investor Notes are subordinate to the debentures and certain other indebtedness. As of March 31, 2008, there was $5,000,000 outstanding on the Investor Notes with an associated debt discount due to the valuation of the warrants in the transaction of $1,522,000 for a net balance of $3,478,000. Additionally, the Company incurred $674,000 of debt issue costs related to this financing arrangement, which will be amortized using the effective interest method over the term of the debt. As a result of the debt discount associated with the value of the warrants. The effective interest rate on the debt is 30%. See Note Thirteen “Subsequent Events” for a discussion of defaults related to this indebtedness.
On December 20, 2005, the Company entered into a settlement agreement with Swiss-American Products, Inc. (“Swiss-American”) and G. Scott Vogel to resolve all claims related to a lawsuit filed by Swiss-American in June 2001. The settlement agreement provides for, among other things, a cash payment of $400,000 and the issuance of a promissory note in favor of Swiss-American with an original principal balance of $400,000 (the “Swiss-American Note”, together with the Investor Notes, the “Notes”). The Swiss-American Note bears interest at the rate of 6.0% per annum, payable quarterly in arrears, and all outstanding principal is due and payable in full, subject to certain mandatory prepayments discussed below, on December 20, 2009. The Swiss-American Note requires mandatory prepayment of all principal and interest in the event that the holder of such note exercises its Series C Warrant, which was also issued as part of the settlement agreement, in full. The Swiss-American Note is subordinate to the $8,000,000 debentures and certain other indebtedness. As of March 31, 2008, there was $400,000 outstanding on the Swiss-American Note. See Note Thirteen “Subsequent Events” for a discussion of defaults related to this indebtedness.

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
The loan agreement contains customary representations, warranties and covenants. Borrowings under the facility must be reduced to zero for a minimum of two consecutive weeks in each twelve-month period during the term of the facility. Borrowings under the facility have been used for the general corporate purposes of Sabila and its affiliates, but loans under the facility are non-recourse to the Company. See Note Thirteen “Subsequent Events” for a discussion of defaults related to this indebtedness.
On December 13, 2007, the Company borrowed $990,000 under the credit facility, which is due and payable on June 13, 2008.
On March 25, 2008, the Company failed to make the required payment of $2,000,000 under its revolving credit facility with Banco Nacional. As a result, the Company was in default under the terms of this facility. The bank waived the default and granted the Company until March 31, 2008 to make the required payment. On March 28, 2008, the Company paid the $2,000,000 to Banco Nacional. On March 31, 2008, the Company borrowed $850,000 from Banco Nacional under the same credit facility. As of March 31, 2008 the outstanding balance under this credit facility was $1,840,000.
On April 25, 2007, the Company entered into a securities purchase agreement (the “Purchase Agreement”) in connection with an $8,000,000 private placement of convertible debentures and common stock warrants with a group of institutional investors.
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
The first closing debentures are convertible into shares of the Company’s common stock at a conversion price of $2.01. The second closing debentures are convertible into shares of the Company’s common stock at a conversion price of $0.80. If at any time following the one year anniversary of the effective date of the registration statement for this offering, the volume-weighted average trading price per share of common stock for any 20 consecutive trading days exceeds 200% of the conversion price, then, if certain equity conditions are satisfied, the Company may require the holders of the debentures to convert all or any part of the outstanding principal into shares of common stock at the conversion price. The debentures contain certain limitations on optional and mandatory conversion.
The debentures normally bear interest at the rate of ten percent per annum. As a consequence of the Company’s multiple events of default under the debentures, and for so long as such events are continuing, the interest rates applicable to the debentures is accruing at the default rate of 18% per annum. Interest is payable quarterly beginning on June 30, 2007. The original principal amount of the debentures is to be repaid in 30 equal monthly installments of $266,667 beginning on October 26, 2007 and ending on March 1, 2010, at which time any remaining amounts will be due. Payments of principal and interest may be made in cash or, at the Company’s option if certain equity conditions are satisfied, in shares of common stock. If principal or interest is paid in shares of common stock, the price per share will be at a 20% discount to the volume-weighted average trading price for the 20 trading days preceding the payment date and the Company will be required to make such stock payment 21 days prior to the date such principal or interest is due.

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
The conversion price for the debentures is subject to adjustment for stock splits, stock dividends, combinations, distributions of assets or evidence of indebtedness, mergers, consolidations, sales of all or substantially all assets, tender offers, exchange offers, reclassifications or compulsory share exchanges. In addition, subject to certain exceptions, the conversion price for the debentures is subject to anti-dilution adjustments from time to time if the Company issues common stock or convertible securities at a price below the then-current conversion price for the debentures or the then current market price of its common stock. As of March 31, 2008, there was $3,649,000 outstanding on the first tranche of the debentures and $2,968,000 outstanding on the second tranche of the debentures.
The Company’s senior secured convertible debentures also provide that it maintains a trailing twelve-month revenue of at least $23,500,000 with respect to fiscal quarters in 2007 and at least $25,000,000 thereafter and a secured debt coverage ratio of no less than one. If the Company fails to meet these covenants, the holders of the debentures may elect to require it to repurchase all or any portion of the outstanding principal amount of the debentures for a purchase price equal to 115% of such outstanding principal amount, plus all accrued but unpaid interest on five business days notice. As of December 31, 2007, the Company was out of compliance with these financial covenants. On March 5, 2008, the holders of the debentures eliminated, by amendment of the debentures, the requirement that the Company comply with these financial covenants from December 31, 2007 until April 30, 2008.
The Company has triggered a number of defaults under its debentures. As a consequence of these defaults, and for so long as such defaults continue, the interest rates applicable to the debentures will accrue at the default rate of 18% per annum. Under the Company’s debentures, the occurrence of an event of default entitles each holder of such debentures to require the Company to pay to such holder 115% of the outstanding principal amount of such debenture plus all accrued and unpaid interest on such debenture. At this time, the Company has not received notice from any of the Debenture holders with respect to any event of default.
(9) Income Taxes:
The tax effects of temporary differences including net operating loss carryforwards have given rise to net deferred tax assets. At March 31, 2008 and December 31, 2007, the Company provided a valuation allowance against the entire balance of the net deferred tax assets due to the uncertainty as to the realization of the asset. At December 31, 2007, the Company had net operating loss carryforwards of approximately $51,000,000 for federal income tax purposes, which begin to expire in 2009, and research and development tax credit carryforwards of approximately $174,000, all of which are available to offset federal income taxes due in current and future periods. For the three month periods ended March 31, 2008 and 2007, the Company recognized no benefit for income taxes.
For the three month periods ended March 31, 2008, and March 31, 2007, respectively, the Company incurred no foreign income tax expense.
(10) Contingencies:
From time to time in the normal course of business, the Company is a party to various matters involving claims or possible litigation. Management believes the ultimate resolution of these matters will not have a material adverse effect on the Company’s financial position or results of operations.

(11) Commitments:
On December 23, 2005, the Company completed a sale and leaseback transaction involving its corporate headquarters and manufacturing operations located in Irving, Texas to the Busby Family Trust and the Juice Trust, both of which are assignees of the original purchaser, none of which are related to the Company. The building and land were sold for a total sale price of $4,800,000. Net proceeds from the transaction amounted to $4,100,000, after deducting transaction-related costs and retiring the mortgage note related to the property. The Company recorded a gain on the transaction of approximately $30,000, which is being amortized over the term of the lease described below. Simultaneously, the Company agreed to lease the land and building from the purchaser for a period of 15 years, subject to two five-year renewal options. The rental payment for the first five years of the lease term is $470,000 per year and increases by 10.4% for each of the next two five-year increments. Rent for the renewal terms under this lease agreement will be the greater of 95% of the then-current market rent or the rent for the last year prior to renewal. The Company has accounted for this lease as an operating lease.
The Company conducts a significant portion of its operations from four office/warehouse/distribution/laboratory facilities under operating leases. In addition, the Company leases certain office equipment under operating leases and certain manufacturing and transportation equipment under capital leases. Total rental expense under operating leases was $384,000 and $388,000 for the quarters ended March 31, 2008 and 2007, respectively.
From time to time in the normal course of business, the Company is a party to various matters involving claims or possible litigation. Management believes the ultimate resolution of these matters could have a material adverse effect on the Company’s financial position or results of operations.
The Company has outstanding letters of credit in the amounts of $189,000 and $200,000 which are used as security on the lease for the Company’s laboratory and warehouse facility. The Company also has outstanding a letter of credit in the amount of $100,000 which is used as security on the lease for the Company’s corporate headquarters and manufacturing facility.
(12) Reportable Segments:
The Company operates in two reportable segments: Sabila Industrial, S.A., an operating subsidiary which manufactures bulk raw materials and finished products to customers in the cosmetic and nutraceutical markets, and DelSite Biotechnologies, Inc., a research and development subsidiary responsible for the development of the Company’s proprietary GelSite® technologies for controlled release and delivery of bioactive pharmaceutical ingredients.
Previously, the Company reported results in three segments: Medical Services Division, Consumer Services Division and DelSite Biotechnologies, Inc. As discussed in Note One, the Company has committed to sell its U.S. manufacturing operations. All of the Medical Services Division and a portion of the Consumer Services Division representing those products manufactured in the U.S. have been reclassified and reported as discontinued operations in the Consolidated Financial Statements. The remaining portion of the Consumer Services Division representing those products manufactured in Costa Rica is now reported as the Sabila Industrial, S.A., segment. DelSite Biotechnologies, Inc. remains the same.
The Company evaluates performance and allocates resources based on profit or loss from operations before income taxes.
Assets which are used in more than one segment are reported in the segment where the predominant use occurs. Total cash for the Company is included in the Corporate assets figure.

Reportable Segments (in thousands)

	DelSite
	Biotechnologies	Sabila Industrial	Corporate	Total
Quarter ended March 31, 2008
Revenues from external customers	$440	$1,017	$104	$1,561
Income (loss) before income taxes	(649)	1,683	(1,189)	(155)
Identifiable assets	889	3,102	—	3,991
Capital expenditures	—	4	—	4
Depreciation and amortization	74	128	—	202

Quarter ended March 31, 2007
Revenues from external customers	$224	$1,343	$104	$1,671
Income (loss) before income taxes	(851)	453	(418)	(816)
Identifiable assets	961	3,567	—	4,528
Capital expenditures	45	20	—	65
Depreciation and amortization	125	127	—	252
(13) Subsequent Events
The Company has triggered a number of defaults under its debentures, including the failure to pay $968,000 of principal and interest payments. On February 29, 2008, the Company announced that it entered into an amendment to the agreements governing its outstanding senior secured convertible debentures whereby the holders of the debentures agreed to defer the principal payment of $266,667 under the Debentures due March 1, 2008 until April 1, 2008. On April 1, 2008, the Company did not make either the March 1 or April 1 payments. The Company also did not make the payment due on May 1, 2008. In addition, payment of the first quarter interest totaling approximately $168,000, which was due on March 31, 2008, was not made. Not making these payments in a timely manner constitutes an event of default under the debentures. As a result of this and other defaults, and for so long as such defaults continue, the interest rates applicable to the debentures will accrue at the default rate of 18% per annum.
As of December 31, 2007, the Company was out of compliance with these financial covenants. On March 5, 2008, the holders of the debentures eliminated, by amendment of the debentures, the requirement that the Company comply with these financial covenants from December 31, 2007 until April 30, 2008. As of April 30, 2008 the Company did not meet these covenants and the investors may not grant any additional waiver. Therefore, the Company is again not in compliance with these covenants. Due to the uncertainty as to whether the investors will grant future waivers of the financial covenants and the obligation of the Company to repurchase all or any portion of the outstanding principal amount of the debentures if they do not, the Company, in accordance with generally accepted accounting principles, has recorded $4,598,000, representing all of the outstanding balance of the debentures and related debt discount as of March 31, 2008, as a current liability.
Under the Company’s debentures, the occurrence of an event of default entitles each holder of such debentures to require the Company to pay to such holder 115% of the outstanding principal amount of such debenture plus all accrued and unpaid interest on such debenture. As of May 8, 2008 the aggregate principal and accrued interest under the debentures amounted to approximately $6,785,000, which does not include possible additional amounts for unpaid interest at the default rate, attorneys’ fees and costs, costs of collection and other fees, charges and expenses that may be paid or incurred by the holder of the debentures. At this time, the Company has not received notice from any of the Debenture holders with respect to any event of default.
On April 4, 2008, a lawsuit was filed in the Circuit Court of the 12th Judicial Circuit in and for Sarasota County, Florida styled as Jeanette Andersen as Personal Representative of the Estate of Edward Andersen, deceased, vs. Carrington Laboratories, Inc.; Medline Industries, Inc; and Englewood Community Hospital, Inc. Plaintiff allege he was damaged by our mouthwash product and demands judgment in an amount in excess of $15,000, together with the costs of this action, post-judgment interest and such other relief as Court deems just. Plaintiff is demanding a trial by jury.
On April 10, 2008, the Company failed to make a required payment of $81,000 for quarterly interest due under the terms of the Notes which were due within 10 days of April 1, 2008. This constituted an event of default. Additionally, if the Company’s indebtedness under its debentures is accelerated, then an event of default under the Notes may occur entitling the holders of the Notes to accelerate all indebtedness under the Notes. As of April 30, 2008 the aggregate principal and accrued interest under the Notes amounted to approximately $5,508,000, which does not include possible additional amounts for attorney’s fees and costs, costs of collection and other fees, charges and expenses that may be paid or incurred by the holders of the Notes.

Since March 31, 2008 the Company has borrowed an additional $700,000 under the Banco Nacional credit facility, with $450,000 remaining available to borrow under the already-approved $2,000,000 sub-note. On May 12, 2008, the Company was notified by Banco Nacional that the Company’s credit rating had been downgraded by the Costa Rica banking regulators to a level below that at which Banco Nacional is willing to initiate new sub-notes under a credit facility. As a result, the Company may not be able to rollover the $990,000 loan that is due on June 13, 2008 into a new sub-note. This could result in the Company defaulting in its payment obligations under the terms of the credit facility. This should not affect the Company’s ability to borrow the remaining $450,000 available under the $2,000,000 sub-note. As of May 12, 2008 the outstanding balance due to Banco Nacional totaled $2,540,000.
On May 7, 2008, a lawsuit was filed in an Eastern District Court of Texas styled as Cosmederm Inc. v. J.M.A.M. LLC; Joan Rivers Results Products LLC; Carrington Laboratories Inc.; Creative Beauty Innovations Inc.; Joan Rivers; Melissa Rivers; David Dangle; and James Halliday. Plaintiff alleges it was damaged by infringement of its patents. The Company believes this claim is without merit and intends to vigorously defend against this claim.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
BACKGROUND
We are a research-based drug delivery, biopharmaceutical, raw materials and nutraceutical company engaged in the development, manufacturing and marketing of naturally-derived complex carbohydrates and other natural products for the delivery of vaccines and therapeutics for the treatment of major illnesses, and for nutritional supplements. In 2008, our business is comprised of two business segments. We generate revenues through the sales of consumer and bulk raw material products to customers in the nutraceutical markets through our Sabila Industrial subsidiary. In addition, we generate revenues from research grant awards through our DelSite Biotechnologies subsidiary that is engaged in the research, development and marketing of our proprietary GelSite® technology for controlled release and delivery of bioactive pharmaceutical ingredients.
Assuming our creditors do not accelerate our indebtedness, we believe that the expected cash flows from operations and licensing agreements, expected revenues from government grant programs and the financing transactions described above will provide the funds necessary to service our operations, excluding amounts due under our existing indebtedness, through the end of May 2008. However, due to our multiple existing defaults under our indebtedness, any acceleration of our indebtedness would likely cause us to immediately file for bankruptcy protection. See Note One to our condensed consolidated financial statements regarding our ability to continue as a going concern.
In November 2007, the our Board of Directors decided to shift its long-term strategic focus solely to the development and promotion of DelSite’s technologies and utilization of the manufacturing facilities in Costa Rica which support DelSite. Key components of this strategy going forward are to:
•	Develop the proprietary GelSite® polymer technologies for nasal delivery of vaccines and therapeutics by completing the Phase I clinical using the bird flu (H5N1) antigen;

•	Using the Phase I and other data, enter into strategic partnerships and collaboration arrangements related to the GelSite® technology;

•	Continue to develop the knowledge of polymers and their relationship to vaccines and bioactive protein and peptide therapeutics; and

•	Enlarge and diversify the customer base for bulk raw materials and products produced in Costa Rica to increase the profitability of that facility.

•	Focus efforts on utilizing the GelVac™ nasal powder technology to develop a human papillomavirus (HPV) vaccine in conjunction with the National Cancer Institute (NCI).

As a result of this shift in strategic focus, our packaged product manufacturing operations in the United States, which have experienced operating losses in recent years and are not anticipated to provide sufficient revenues to support our development of DelSite’s technologies as we move forward, no longer fit within our strategy and we are in the process of selling the assets supporting our U.S. packaged product manufacturing operations. In January 2008, we committed to sell our U.S. manufacturing operations and engaged the investment banking firm of Milkie/Ferguson Investments, Inc. to represent us in the sale process. This proposed sale will likely include all of the Medical Services Division and products manufactured in the U.S. from the specialty manufacturing services portion of the Consumer Services Division. In accordance with generally accepted accounting principles, the results of the U.S. manufacturing operations are reported as discontinued operations in the Statement of Operations and its associated assets and liabilities are classified separately on the Balance Sheet. Prior periods have been reclassified to conform to the current period presentation. We are actively pursuing a buyer for the assets associated with this business.
Our implementation of this shift in our strategic focus is wholly contingent upon our ability to overcome our significant liquidity issues. We are presently in default under several of our debt instruments and are in the process of attempting to restructure our existing indebtedness. As a result of some of these defaults, we have classified $2,802,000 of our long-term debt as current. As of March 31, 2008, $12,017,000 of our indebtedness is subject to immediate accelerated at the option of certain of its lenders. Unless we are able to restructure our existing indebtedness, obtain waivers or forbearance from our existing lenders and raise significant additional capital ($2,000,000 to $3,000,000) within the next 30 days and $6,000,000 to $8,000,000 for the next 12 months, management believes that it is unlikely that we will be able to meet our obligations as they become due and to continue as a going concern. As a result, absent such circumstances, we will likely file for bankruptcy or seek similar protection. See “Management’s Discussion & Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”
For the past seven years, our Board of Directors and management have managed and assessed our operations based upon divisions established by market orientation: human and veterinary medical products in the Medical Services Division and consumer-oriented cosmetic and nutritional products and manufacturing services in the Consumer Services Division. Our wholly-owned DelSite Biotechnologies subsidiary has been reported as a third and separate operating segment. With the implementation of this shift in our strategic focus, our Board of Directors and management have changed the way our operations are managed and assessed. Now, operating segments, apart from DelSite Biotechnologies which continues as a distinct operating segment, are based upon the location of the manufacturing services provided. Certain oral care and nutritional finished products and all of our bulk raw materials products, all of which have historically been manufactured by Sabila Industrial, our Costa Rica subsidiary, are now included in the Sabila Industrial segment. Results from what was previously classified as the Medical Services Division have been reported as discontinued operations.
In 2007, approximately 38.5% of our revenues were generated through product sales, services and royalties in our Medical Services Division, 53.3%, through sales of products and services in our Consumer Services Division and 8.2% through U.S. Federal grant income in our DelSite Biotechnologies research and development subsidiary. For comparative purposes, using our new segment reporting structure, 70.4% of our 2007 revenues were generated through product sales, services and royalties in our U.S. manufacturing operations and 21.4% through sales of products and services in our Sabila Industrial subsidiary. Grant income in our DelSite Biotechnologies subsidiary remained at 8.2%. In the first quarter of 2008, 68.4% of our revenues were generated through product sales, services and royalties in our U.S. manufacturing operations, 22.1% through sales of products and services in our Sabila Industrial subsidiary and 9.5% from grant income in our DelSite Biotechnologies subsidiary. This compares to 67.1% in our U.S. manufacturing operations, 28.2% in our Sabila Industrial subsidiary and 4.7% in our DelSite Biotechnologies subsidiary for the first quarter of 2007. Due to our shift in strategic focus, the revenues generated by our U.S. manufacturing operations will cease. However, the expenses associated with our U.S. manufacturing operations have, in recent years, rendered these operations unprofitable. As a result, we anticipate that our disposal or discontinuance of these operations will improve our operating results before research and development expenses.
Sales to Mannatech, Medline, Wormser and Bare Escentuals accounted for approximately 20.6%, 40.1%, 9.9% and 14.5%, respectively, of our total revenue. On January 25, 2007, we entered into a three-year Supply and Trademark Licensing Agreement with Mannatech. The agreement calls for minimum purchase quantities from Mannatech at fixed price levels. We anticipate 2008 sales to Mannatech under this agreement to be $4,700,000, which is at the minimum levels required by the agreement. After the implementation of our new strategic focus and the disposal or discontinuance of our U.S. manufacturing operations, sales to Medline, Wormser and Bare Escentuals will no longer be a part of our remaining operations.

In March 2004, DelSite Biotechnologies received an SBIR grant award of up to $888,000 over a two-year period to fund. The grant has funded additional development of GelVac™, DelSite’s intranasal vaccine delivery platform technology. After two approved extensions of time, the research covered under the grant was completed in May 2007. In October 2004, DelSite Biotechnologies received notification of a $6,000,000 grant over a three-year period from the NIAID. The $6,000,000 grant is funding the development of an inactivated influenza nasal powder vaccine against the H5N1 strain, commonly known as bird flu, utilizing DelSite’s proprietary GelVac™ delivery system. The grant was awarded under a bio-defense and SARS product development initiative and is funding a three-year preclinical program. In August 2007, DelSite Biotechnologies applied for an extension of time to complete the work under the $6,000,000 grant from the NIAID and was granted an extension of time until August 2008 to complete the work under the grant.
LIQUIDITY AND CAPITAL RESOURCES
Our financial statements have been prepared on a going concern basis, which assumes we will realize our assets and discharge our liabilities in the normal course of business. As previously reported, as the result of our significant investment in the research and development activities of DelSite Biotechnologies, we incurred cumulative net losses of $17,400,000 and used cash from operations of $11,100,000 during the two years ended December 31, 2007. In the first three months of 2008, we incurred net losses of $1,598,000. We currently consume cash in the normal course of our operations at the rate of approximately $1,500,000 to $2,000,000 per quarter. We have historically depended on operating cash flows, bank financing, advances on royalty payments under certain of our existing contracts and equity financing to fund our operations, capital projects and research and development projects, with the majority of funds generated from operating cash flows. Beginning in the second half of 2005, we increasingly began to rely on debt financing and the sale of non-strategic assets to fund our operations. We closed a $5,000,000 private placement of debt in November, 2005 and closed a $4,800,000 sale-leaseback agreement on the Walnut Hill Facility in December, 2005. In April 2007 we closed the first tranche of an $8,000,000 convertible debenture financing and in August 2007 we closed the second and final tranche of that transaction.
In February 2008, the Company entered into an arrangement with Medline which accelerated the payment by Medline for products produced for them. Under the terms of the arrangement, the Company produced products according to purchase orders received from Medline and Medline agreed to pay for the products immediately upon receipt of an invoice instead of their normal 30 day payment terms. The Company relied on the timing of the receipt of these cash flows significantly during the first quarter. The terms of this payment arrangement have expired and we expect future payments by Medline to be received in accordance with their normal payment terms.
Our net cash requirements for the period May 1, 2008 through December 31, 2008 are projected to be approximately $8,050,000. During this period, $3,200,000 will be needed to fund net DelSite Biotechnologies expenses for research and development work on its proprietary drug delivery systems, $1,000,000 will be needed to fund operating losses in our U.S. manufacturing operations through the expected date of closing the sale of these operations, $250,000 will be needed for ongoing investment in capital equipment and $3,600,000 will be needed for debt service.
These cash requirements will be partially offset by the $944,000 existing cash balance at March 31, 2008, favorable changes in working capital and the proceeds from the expected sale of our U.S. manufacturing operations.
Assuming our creditors do not accelerate our indebtedness, we believe that the expected cash flows from operations and licensing agreements, expected revenues from government grant programs and the financing transactions described above will provide the funds necessary to service our operations, excluding amounts due under our existing indebtedness, through the end of May 2008. However, due to our multiple existing defaults under our indebtedness, any acceleration of our indebtedness would likely cause us to immediately file for bankruptcy protection. See Note One to our condensed consolidated financial statements regarding our ability to continue as a going concern.

Financing Transactions
Debentures and Related Warrants
On April 25, 2007, we entered into an $8,000,000 private placement of convertible debentures and common stock warrants with a group of institutional investors.
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
The first closing debentures are convertible into shares of our common stock at a conversion price of $2.01. The second closing debentures are convertible into shares of our common stock at a conversion price of $0.80. If at any time following the one year anniversary of the effective date of the registration statement to which this covering the resale of these shares, the volume-weighted average trading price per share of common stock for any 20 consecutive trading days exceeds 200% of the conversion price, then, if certain equity conditions are satisfied, we may require the holders of the debentures to convert all or any part of the outstanding principal into shares of common stock at the conversion price. The debentures contain certain limitations on optional and mandatory conversion.
The debentures normally bear interest at the rate of ten percent per annum. As a consequence of the Company’s multiple events of default under the debentures, and for so long as such events are continuing, the interest rate applicable to the debentures is accruing at the default rate of 18% per annum. Interest is payable quarterly beginning on June 30, 2007. The original principal amount of the debentures is to be repaid in 30 equal monthly installments of $266,667 beginning on October 26, 2007 and ending on March 1, 2010, at which time any remaining amounts will be due. Payments of principal and interest may be made in cash or, at our option if certain equity conditions are satisfied, in shares of common stock. If principal or interest is paid in shares of common stock, the price per share will be at a 20% discount to the volume-weighted average trading price for the 20 trading days preceding the payment date and we will be required to make such stock payment 21 days prior to the date such principal or interest is due.
We may, under certain circumstances, redeem the debentures for cash equal to 115% of the aggregate outstanding principal amount plus any accrued and unpaid interest. If we elect to redeem the debentures, upon such redemption, the Series E Warrants will become exercisable for the number of shares of our common stock into which the debentures are convertible at the time of such redemption. At March 31, 2008, there was $6,617,000 outstanding on the debentures, with an associated debt discount of $2,019,000 for a net balance of $4,598,000.
The Series D-1 Warrants and Series E-1 Warrants are exercisable at a price of $2.01 per share and the Series D-2 Warrants, Series D-3 Warrants and Series E-2 Warrants are exercisable at a price of $0.80 per share. These warrants are exercisable for a period beginning six months from the date of the first closing and ending on the seventh anniversary of the date of such warrants.
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
See “Existing Defaults.”
Investor Notes and Related Warrants
On November 18, 2005, we sold $5,000,000 aggregate principal amount of 6.0% subordinated notes. The Investor Notes have a term of four years and mature on November 18, 2009. Interest on the Investor Notes is payable quarterly in arrears. In connection with the sale of the Investor Notes, the purchasers of the notes received (i) Series A Common Stock Purchase Warrants to purchase an aggregate of 2,500,000 shares of our common stock, par value $.01 per share, and (ii) Series B Common Stock Purchase Warrants to purchase an aggregate of 2,500,000 shares of our common stock. The 5,000,000 warrants have a fair value of $4,800,000 and an allocated value of $2,700,000 based on their relative fair value with the associated debt, which was recorded as a debt discount. In addition, the placement agent involved in the offering of the notes and warrants received a Series C Warrant to purchase 200,000 shares of our common stock. All of the Series A Warrants and Series C Warrants have an exercise price of $5.00 per share, are immediately exercisable and expire, subject to certain acceleration events relating to the closing stock price, on November 18, 2009. All of the Series B Warrants have an exercise price of $10.00 per share, are immediately exercisable and expire on November 18, 2009. As of March 31, 2008, there was $5,000,000 outstanding on the Investor Notes with an associated debt discount of $1,522,000, for a net balance of $3,478,000. Additionally, we incurred $674,000 of debt issue costs related to this financing arrangement, which will be amortized over the term of the debt. As a result of the debt discount associated with the value of the warrants the effective interest rate on this transaction was 30%. See “Existing Defaults.”
Swiss-American Note and Related Warrants
On December 20, 2005, the Company entered into a settlement agreement with Swiss-American Products, Inc. and G. Scott Vogel to resolve all claims related to a lawsuit filed by Swiss-American in June 2001. The settlement agreement provides for, among other things, a cash payment of $400,000 and the issuance of a promissory note in favor of Swiss-American with an original principal balance of $400,000 (the Swiss-American Note, together with the Investor Notes, the Notes). The Swiss-American Note bears interest at the rate of 6.0% per annum, payable quarterly in arrears, and all outstanding principal is due and payable in full, subject to certain mandatory prepayments discussed below, on December 20, 2009. The Swiss-American Note requires mandatory prepayment of all principal and interest in the event that the holder of such note exercises its Series C Warrant, which was also issued as part of the settlement agreement, in full. The Swiss-American Note is subordinate to the debentures and certain other indebtedness. As of March 31, 2008, there was $400,000 outstanding on the Swiss-American Note. See “Existing Defaults.”
Sale Leaseback Transaction
On December 23, 2005, we completed a sale and leaseback transaction involving our corporate headquarters and manufacturing operations located in Irving, Texas to the Busby Family Trust and the Juice Trust, both of which are assignees of the original purchaser, neither of which are affiliated with us. The building and land were sold for a total sale price of $4,800,000. Net proceeds from the transaction amounted to $4,100,000, after deducting transaction-related costs and retiring the mortgage note related to the property. Simultaneously, we agreed to lease the land and building from the purchaser for a period of 15 years, subject to two five-year renewal options. The rental payment for the first five years of the lease term is $470,000 per year and increases by 10.4% for each of the next two five-year increments. Rent for the renewal terms under this lease agreement will be the greater of 95% of the then current market rent or the rent for the last year prior to renewal. We have provided the lessor a $100,000 letter of credit which is used as security on the lease. We have accounted for this lease as an operating lease.

Costa Rica Line of Credit
On February 12, 2007, Sabila Industrial, S.A., one of our wholly-owned subsidiaries, entered into a revolving credit facility with Banco Nacional de Costa Rica for $2,990,000, which matures on February 12, 2010. Borrowings under the facility bear interest at 6-month LIBOR (2.61% as of March 31, 2008) plus 3.0% with a minimum rate of 6%, are secured by land and buildings owned by Sabila, and are guaranteed by one of our principal executive officers
The loan agreement contains customary representation, warranties and covenants. Borrowings under the facility must be reduced to zero for a minimum of two consecutive weeks in each six month period during the term of the facility. Borrowings under the facility will be used for the general corporate purposes of Sabila and its affiliates, but loans under the facility are non-recourse to us.
On August 13, 2007, the $2,000,000 then outstanding under the revolving credit facility with Banco Nacional de Costa Rica matured and became due and Banco Nacional de Costa Rica agreed to renew the $2,000,000, under the same credit facility, for another six-month period.
On September 7, 2007, Sabila paid Banco Nacional $2,000,000, reducing the outstanding balance on the credit facility to zero, and left the balance at zero for the required two week period. On September 26, 2007, Sabila borrowed $2,000,000 under the credit facility. The outstanding amount was due and payable on March 25, 2008.
On December 13, 2007, the Company borrowed an additional $990,000 under the credit facility, which is due and payable on June 13, 2008.
See “Existing Defaults.”
Costa Rica Term Loans
In September 2004, we received a loan of $350,000 from Bancredito, a Costa Rica bank, with interest and principal to be repaid in monthly installments over eight years. The interest rate on the loan is the U.S. Prime Rate plus 2.5% (7.75% as of March 31, 2008). The loan was secured by certain of our equipment. The proceeds of the loan were used in our operations. The outstanding balance of this loan ($233,000) was paid in full at the closing of the sale of the Los Mangos farm discussed above.
In March 2003, we received a loan of $500,000 from Bancredito, a Costa Rica bank, with interest and principal to be repaid in monthly installments over eight years. The interest rate on the loan is the U.S. Prime Rate plus 2.0% (7.25% as of March 31, 2008). The loan was secured by a mortgage on an unused, 164-acre parcel of land owned by us in Costa Rica plus a lien on specified oral patch production equipment. The proceeds of the loan were used in our operations. The outstanding balance of this loan ($233,000) was paid in full at the closing of the sale of the Los Mangos farm discussed above.
Prior Credit Facility
Prior to the first closing of the $8,000,000 private placement, we had a credit facility with Comerica Bank Texas that provided for borrowings for up to $3,000,000 based on the level of qualified accounts receivable and inventory. The credit facility was collateralized by accounts receivable and inventory. Borrowings under the credit facility bore interest at Comerica’s prime rate plus 0.5%. Subsequent to the first closing, our $1,700,000 indebtedness under the facility was extinguished with the proceeds from the private placement.

Existing Defaults
Debentures
We have triggered a number of defaults under our debenture obligations, including the failure to make required principal and interest payments of $968,000. On February 29, 2008, we announced that we entered into an amendment to the agreements governing our outstanding senior secured convertible debentures whereby the holders of the debentures agreed to defer the principal payment of $266,667 under the Debentures due March 1, 2008 until April 1, 2008. On April 1, 2008, we did not make either the March 1 or April 1 payments. We also did not make the principal payment due on May 1, 2008. In addition, payment of the first quarter interest totaling approximately $168,000, which was due on March 31, 2008, was not made. Not making these payments in a timely manner constitutes an event of default under the debentures.
We have two financial covenants with respect to the debentures issued in our $8,000,000 private placement transaction. The first is a minimum trailing twelve month revenue figure of $23,500,000 for quarters ending in 2007 and $25,000,000 for quarters ending thereafter. The second covenant is a secured debt coverage ratio. Both covenants are measured at the end of each calendar quarter. In the event that either of these covenants is not met, the holders of the debentures have the right to require us to prepay all, or, such portion of the outstanding principal amount of the debentures, with a 15% prepayment premium included, plus any accrued and unpaid interest. We met the covenant requirements at the end of the second and third quarters in 2007. On March 1, 2008, the investors in the debentures suspended the financial covenant requirements for the period of December 31, 2007 through April 30, 2008. As of April 30, 2008 we were not in compliance with these covenants, which also constitutes an event of default.
One of the provisions of the debentures requires us to maintain listing on an eligible trading market, defined as the NASDAQ Capital Market or the over-the-counter bulletin board and not have our shares off of an eligible market for more than five trading days. On August 16, 2007 our shares were de-listed from the NASDAQ Capital Market. Our shares were traded for 68 days on the pink sheets until we could obtain a listing on the over-the-counter bulletin board, which we did on October 23, 2007. While this default was cured upon being listed on the over-the-counter bulletin board, we were required by the documents to pay liquidated damages in the amount of 1.5% of the outstanding balance of the debentures per month for the period of time that the shares were not listed on an eligible exchange. These damages total approximately $252,000 and have not been paid by us. Not paying these damages when due constitutes an event of default under the debentures.
We are also required to obtain and maintain an effective filing with the SEC registering the shares underlying the conversion feature of the debentures and the related warrants issued with the debentures. The applicable registration statement was filed with and declared effective by the SEC within the timeframes prescribed in the documents. In April 2008 as part of a normal SEC procedure we were required by the SEC to suspend the effectiveness of the registration statement while we prepared and filed a post-effective amendment to the registration statement incorporating by reference our report on form 10-K containing our audited financial statements for 2007 and certain other recent filings with the SEC. The post-effective amendment was filed and the registration statement effectiveness reinstated within the 10 day period prescribed by the Securities Purchase Agreement by which the debentures were purchased. However, the debentures do not allow the registration statement to be ineffective for more than five days per calendar year (a triggering event). This triggering event was cured by the reinstatement of the effectiveness of the registration statement but does constitute an event of default under the debentures.
On February 29, 2008, one of our subsidiaries, Finca Sabila S.A., entered into an agreement with Santa Luisa Catalana SLCAT, S.A. (SLCAT) granting SLCAT an option to purchase Finca Sabila’s Los Mangos farm, an unused parcel of land separate from the Company’s main farm and operations, located in Liberia, Guanacaste, Costa Rica. On April 29, 2008, Finca Sabila completed the sale of the Property to the Buyer for $1,641,346, which was paid to the Company as follows:
•	$50,000 on March 5, 2008;

•	$450,000 on March 14, 2008; and

•	$1,141,346 on March 24, 2008.

The property sold, as an asset of one of our Costa Rica subsidiaries, was included as collateral under the debentures. While we had verbal understanding with key investors in the debentures, we did not obtain a written release of the collateral. As a result, we are in default under the documents governing the debentures.
The result of the defaults listed above is that the holders of the debentures may elect to require us to repurchase all or any portion of the outstanding principal amount of the debentures for a purchase price equal to 115% of such outstanding principal amount, plus all accrued but unpaid interest, on five business days notice. In addition, the interest rate on the outstanding balance of the debentures is increased from 10% to the default interest rate of 18% for the period that the defaults remain uncured.
While we have recently had some discussion with the debenture holders, their willingness or interest to enter into a restructuring arrangement is unknown at this time.
Investor Notes
On April 10, 2008, we failed to make a required payment of $81,000 for quarterly interest due under the terms of the Notes which was due within 10 days of April 1, 2008. This constituted an event of default. Additionally, if the Company’s indebtedness under its debentures is accelerated, then an event of default under the Notes may occur entitling the holder of the Notes to accelerate all indebtedness under the Notes. As of April 29, 2008 the aggregate principal and accrued interest under the Notes amounted to approximately $5,508,000, which does not include possible additional amounts for attorneys’ fees and costs, costs of collection and other fees, charges and expenses that may be paid or incurred by the holders of the Notes.
While we have recently had some discussion with the note holders, their willingness or interest to enter into a restructuring arrangement is unknown at this time.
Costa Rica Credit Facility
Since March 31, 2008 we have borrowed an additional $700,000 under the Banco Nacional credit facility, with $450,000 remaining available to borrow under the already-approved $2,000,000 sub-note. On May 12, 2008, we were notified by Banco Nacional that our credit rating had been downgraded by the Costa Rica banking regulators to a level below that at which Banco Nacional is willing to initiate new sub-notes under a credit facility. As a result, we may not be able to rollover the $990,000 loan that is due on June 13, 2008 into a new sub-note. This could result in our defaulting on our payment obligations under the terms of the credit facility. This should not affect our ability to borrow the remaining $450,000 available under the $2,000,000 sub-note. As of May 12, 2008 the outstanding balance due to Banco Nacional totaled $2,540,000.
On March 25, 2008, we failed to make a required payment of $2,000,000 under our revolving credit facility with Banco Nacional. As a result, we were in default under the terms of this facility. The bank waived the default and granted us until March 31, 2008, to make the required payment. On March 28, 2008, we paid the $2,000,000 to Banco Nacional. On March 31, 2008, we borrowed $850,000 from Banco Nacional under the same credit facility. If we had not repaid the amount due to Banco Nacional, the bank could have foreclosed on the collateral securing this indebtedness, which consists of our real property in Costa Rica. If the bank forecloses on these assets in the future, we will be unable to continue our Costa Rica manufacturing operations, which will likely cause us to file for bankruptcy protection, unless we are able to generate sufficient cash flow from sales of our other assets, through restructuring of our existing indebtedness or through alternate funding sources.

In order to cure our existing defaults and obtain liquidity for working capital purposes we intend to (i) pursue the sale of certain non-strategic assets, (ii) restructure of our indebtedness and (iii) seek alternate debt and equity funding sources. There can be no assurance that we will be successful in these efforts. If we are unsuccessful in these efforts, we will likely file for bankruptcy.
Capital Expenditures and Raw Materials
We anticipate capital expenditures in 2008 of approximately $250,000. The expenditures will primarily be comprised of production and laboratory equipment and facility modifications and will be financed through leases or out of our operating cash flows.
As a result of the current level of sales of raw materials produced at our processing facility in Costa Rica, our demand for Aloe vera L. leaves has exceeded the current and normal production capacity of our farm. It has therefore been necessary for us to purchase Aloe vera L. leaves from other sources in Costa Rica at prices comparable to the cost of acquiring leaves from our farm. From time to time we also import leaves from Central and South America at prices comparable to those in the local market. We anticipate that the suppliers we currently use will be able to meet all of our requirements for leaves for the foreseeable future.
Since March 1998, we have been a minority investor in Aloe and Herbs International, Inc., a Panamanian corporation (Aloe & Herbs), the owner of Rancho Aloe (C.R.), S.A., a Costa Rica corporation, which produces Aloe vera L. leaves and sells them to us at competitive, local market rates.
RESULTS OF OPERATIONS
Quarter ended March 31, 2008, compared to quarter ended March 31, 2007
The following discussion of operating results focuses on our two reportable business segments: DelSite Biotechnologies and Sabila Industrial. As the result of a decision by the Board of Directors to shift our strategic focus solely to the development and promotion of DelSite’s technologies and utilization of the manufacturing facilities in Costa Rica which support DelSite, we are in the process of selling the assets supporting our U.S. packaged product manufacturing operations. See the discussion of our shift in strategic focus in the “Company Overview” section above. After the implementation of our new strategic focus and the disposal or discontinuance of our U.S. manufacturing operations, annual revenues for our remaining operations are anticipated to be approximately $15,300,000, or 70.4%, less than our 2007 level of revenues, and annual expenses for our remaining operations, including cost of product sales and selling, general and administrative expense, are anticipated to be approximately $18,300,000, or 63.6%, less than our 2007 level of similar expenses.
Results from Continuing Operations
Revenue
Revenue for the quarter ended March 31, 2008 decreased $110,000, or 6.6%, to $1,561,000 as compared to $1,671,000 during the quarter ended March 31, 2007.
DelSite Biotechnologies grant revenue for the quarter increased $216,000, or 96.4%, to $440,000 as compared to $224,000 for the same quarter last year. The increased grant revenue was due to the timing of grant related studies.
Sabila Industrial revenue decreased $325,000, or 32%, to $1,017,000, versus $1,343,000 for the same quarter last year. Bulk raw materials revenue decreased $271,000, or 24.8% to $822,000 primarily due to reduced sales to Mannatech. Aloeceutical revenue increased $31,000, or 33.4% to $125,000 primarily due to increased sales to a wholesale customer. International drink revenue decreased $80,000, or 56.8% to $61,000 due to the timing of customer purchases. Oral Technology revenue remained relatively unchanged at $9,000 compared to $14,000 for the same period last year.
Corporate related royalty income stayed unchanged for the first quarter at $104,000.

Product-Related Gross Margins
Product-related gross margin decreased by $328,000, or 54.6%, to $272,000 for the quarter ended March 31, 2008 compared to the quarter ended March 31, 2007. This reduction is driven by a contractual price reduction to Mannatech and volume-related increase in product cost for products produced in Costa Rica. Product-related gross margin as a percentage of sales declined to 26.8% in the first quarter of 2008 from 44.7% for the first quarter of last year due primarily to reduced Mannatech margins.
Selling, General and Administrative Expenses
Sabila Industrial experienced an increase in selling costs of $15,000, or 10.5%, as a result of increased expenses related to Aloeceutical sales efforts. Corporate administrative costs increased $22,000, primarily due to increased legal expenses. Selling, general and administrative expenses totaled $374,000 in the first quarter of 2008 compared to $337,000 for the same period in 2007.
Research and Development
DelSite Biotechnologies related research and development costs remained steady at $1,089,000 for the quarter ended March 31, 2008. This spending represents a 1.2% increase over spending for the quarter ended March 31, 2007 of $1,076,000.
Other Income and Interest Expense
Sabila Industrial experienced a $1,573,000 gain from sale of the unused Los Mangos farm in Costa Rica (see Note Eight related to debt).
Net interest expense increased $749,000 to $1,081,000 for the first quarter of 2008, up from $332,000 in the first quarter of 2007. Debt discount related interested increased $466,000 to $597,000 for the first quarter ended March 31, 2008, up from $131,000 for the first quarter ended March 31 of last year. Of this increase, $426,000 was related to the $8,000,000 private placement. Interest related to amortization of deferred expenses increased $120,000 for the first quarter of 2008 to $162,000 from $42,000 for the first quarter of prior year. This increase was related to the $8,000,000 private placement. In addition, net cash interest expense increased $163,000 to $322,000 for the first quarter 2008, up from $159,000 for the first quarter of 2007, primarily due to lower invested cash balances and the outstanding debenture balances.
Income Taxes
The Company recorded no foreign income taxes in the quarter ended March 31, 2008, related to its operations in Costa Rica.
Loss from Discontinued Operations
The Company is currently attempting to sell its U.S. manufacturing operations and has engaged an investment banker to assist in those efforts. These operations, classified as discontinued operations, recorded revenue of $3,046,000 and a loss of $1,443,000 in the first quarter of 2008 versus revenue of $3,089,000 and a loss of $1,814,000 in the first quarter of 2007. The $371,000 reduction in loss was primarily attributable to improved product mix. See Note Two for more information.

Net Loss
Net loss for the quarter ended March 31, 2008, decreased by $1,032,000 to $1,598,000, as compared to net loss of $2,630,000 for the quarter ended March 31, 2007. The net loss was attributable to the reasons discussed above. Net loss per share for the first quarter of 2008 was $0.14 per share compared to a net loss per share of $0.24 for the first quarter of 2007. Due to uncertainties surrounding future sales, as well as research and development expenses related to DelSite’s activities, the Company will likely incur losses for the foreseeable future.
Off-Balance Sheet Arrangements
As of March 31, 2008, the Company had outstanding letters of credit in the amount of $389,000, which are used as security on leases for the Company’s laboratory and warehouse facilities. The Company also has outstanding a letter of credit in the amount of $100,000, which is used as security on the lease for the Company’s corporate headquarters and manufacturing facility.
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
Cautionary Statements for the Purposes of the “Safe Harbor” Provisions for “Forward-Looking Statements”
Certain statements contained in this report are “forward-looking statements” within the meaning of Section 27A of the Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are subject to risks, uncertainties and other factors, which could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Potential risks and uncertainties include, but are not limited to, the ability of the Company to overcome its liquidity issues; the ability of the Company to fund its operations in future periods; the ability of the Company to restructure its existing indebtedness; the ability of the Company to implement its shift in strategic focus; the continued forbearance of the Company’s creditors; the ability of the Company to sell its U.S. manufacturing operations; the ability of the Company and/or DelSite Biotechnologies to obtain sufficient funds to finance DelSite’s proposed activities; the ability of DelSite Biotechnologies to successfully exploit the Company’s new drug delivery technology; the ability of the Company to successfully engage in research and development of other products; the adequacy of the Company’s cash resources and cash flow from operations to finance its current operations; the Company’s intention, plan or ability to repurchase shares of its outstanding Common Stock; the Company’s ability to obtain the quantity or quality of raw materials it needs; the impact of the litigation expense on the Company’s financial condition; the level of revenues generated with respect to future dealings with Mannatech; the future levels of royalty income; the future levels of sales revenues; the impact on the Company’s financial condition related to the recall of Alcohol-Free Mouth Wash; the ability of the Company to maintain compliance with debt covenants; and the impact of governmental regulations. For further information about the risks, uncertainties and other factors that could cause the Company’s results to differ materially from the results indicated by such forward-looking statements, refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Fluctuations in interest rates on any variable rate debt instruments, which are tied to the prime rate, would affect the Company’s earnings and cash flows but would not affect the fair market value of the variable rate debt. The Company’s exposure to market risk from changes in foreign currency exchange rates and the supply and prices of Aloe vera L. leaves has not changed materially from its exposure at December 31, 2007, as described in the Company’s Annual Report on Form 10-K for the year then ended. See also, “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

Item 4. Controls and Procedures
(a) Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Management of the Company, with the participation of its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s internal control over financial reporting. Our internal control system was designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonably assurance with respect to financial statement preparation and presentation.
In connection with the audit of our consolidation financial statements for the year ended December 31, 2007, our independent public accountants identified three significant deficiencies with respect to our internal control over financial reporting. A significant deficiency is a deficiency, or combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the Company’s financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statement will not be prevented or detected on a timely basis. There were no deficiencies identified that are material weaknesses.
The significant deficiencies include (1) the Company’s invoicing system caused an instance where revenue was not recorded in the appropriate period; (2) the Company’s general ledger and fixed assets system showed inconsistencies between classifications of fixed assets; and (3) certain accrued liability accounts contained old accruals that should not be recorded as of year end.
To remediate the significant deficiencies in the Company’s internal control over financial reporting described above, the Company (1) implemented a more rigorous testing of transaction cut-offs at the end of each reporting period, (2) provided additional training to employees regarding the fixed asset software system and generally accepted accounting principles regarding the recording of asset purchases and (3) implemented a more thorough review of accrued liabilities at each reporting period end.
Based on their evaluation, as of the end of the period covered by this Form 10-Q, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) are effective.
This Form 10-Q does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report in the Form 10-K was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in its Form 10-K.
(b) Changes in Internal Control Over Reporting
In the first quarter of 2008, we took the following steps to address these significant deficiencies and to improve our internal controls over financing:
•	implemented a more rigorous testing of transaction cut-offs at the end of each reporting period,

•	provided additional training to employees regarding the fixed asset software system and generally accepted accounting principles regarding the recording of asset purchases, and

•	implemented a more thorough review of accrued liabilities at each reporting period end.

While we established additional controls to address the significant deficiencies, there was no change in our internal control over financial reporting for the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Part II OTHER INFORMATION
Item 1A. Risk Factors
Risks Related to Our Business
We have substantial indebtedness, are in default with respect to a large portion of our indebtedness and may be unable to generate the cash flow to service our debt obligations.
We have substantial indebtedness, and under certain circumstances, we may become further indebted. As of May 9, 2008 our current total indebtedness is $14,646,000 (excluding debt discount). We have $6,617,000 in senior secured convertible debentures which mature on April 26, 2010. Principal payments of $266,667 are paid monthly and 10% interest payments of approximately $170,000 are paid quarterly. Due to our existing defaults, interest under the debentures is presently accruing at 18% per annum. We have $5,000,000 in notes which mature no later than November 18, 2009. Payments of 6% interest of $75,000 are paid quarterly. We have a $400,000 note to Swiss American which matures December 20, 2009. Payments of 6% interest of $6,000 are paid quarterly. We have a revolving credit facility with Banco Nacional pursuant to which we have drawn $2,540,000. We have a $4,000 note from Sabila Industrial. We also have $85,000 in capital lease obligations. Our existing and anticipated near-term cash flow from operations will not be sufficient to service our indebtedness. Except for our U.S. manufacturing facilities, we presently have insufficient unencumbered assets which we could liquidate to service our debt obligations.
On March 25, 2008, we failed to make a required payment of $2,000,000 under our revolving credit facility with Banco Nacional. As a result, we were in default under the terms of this facility. The bank’s practice is to extend a grace period to the end of the calendar month in which the payment was due to its customers who fail to make a timely payment. The bank granted such a grace period to us and required us to make the required payment on or before March 31, 2008. We paid the required $2,000,000 to the bank on March 28, 2008 and thus cured the default. If we had not repaid the amount due to Banco Nacional, the bank could have foreclosed on the collateral securing this indebtedness, which consists of our real property in Costa Rica.
Since March 31, 2008 we have borrowed an additional $700,000 under the Banco Nacional credit facility, with $450,000 remaining available to borrow under the already-approved $2,000,000 sub-note. On May 12, 2008, we were notified by Banco Nacional that our credit rating had been downgraded by the Costa Rica banking regulators to a level below that at which Banco Nacional is willing to initiate new sub-notes under a credit facility. As a result, we may not be able to rollover the $990,000 loan that is due on June 13, 2008 into a new sub-note. This could result in our defaulting on our payment obligations under the terms of the credit facility. This should not affect our ability to borrow the remaining $450,000 available under the $2,000,000 sub-note. As of May 12, 2008 the outstanding balance due to Banco Nacional totaled $2,540,000. If the bank forecloses on these assets in the future, we will be unable to continue our Costa Rica manufacturing operations, which will likely cause us to file for bankruptcy protection, unless we are able to generate sufficient cash flow from sales of our other assets, through restructuring of our existing indebtedness or through alternate funding sources. We can give no assurances that we will be successful in our efforts to (i) pursue the sale of certain non-strategic assets, (ii) restructure our indebtedness or (iii) seek alternate debt and equity funding sources.

We have failed to make $968,000 required payments of principal and interest under senior secured convertible debentures and have numerous other existing defaults under the documents governing our senior secured convertible debentures. Under our debentures, the occurrence of an event of default entitles each holder of such debentures to require us to pay to such holder 115% of the outstanding principal amount of such debenture plus all accrued and unpaid interest on such debenture.
In addition, on April 10, 2008, we failed to make a required payment of $81,000 for quarterly interest due under the terms of our 6% promissory notes which was due within 10 days of April 1, 2008. This constituted an event of default. Additionally, if our indebtedness under our debentures is accelerated, then an additional event of default under these notes may occur entitling the holders of these notes to accelerate all indebtedness under these notes. As of April 30, 2008 the aggregate principal and accrued interest under these notes amounted to approximately $5,508,000, which does not include possible additional amounts for attorneys’ fees and costs, costs of collection and other fees, charges and expenses that may be paid or incurred by the holders of the Notes.
We only have cash to fund our operations through the end of May 2008.
As of May 9 2008, we had approximately $380,000 of unrestricted cash. Assuming our creditors do not accelerate our indebtedness, we believe that we have sufficient liquidity to fund our operations, excluding amounts due under our existing indebtedness through the end of May 2008. Our ability to fund our operations through such date, however, is subject to a number of contingencies. We will likely not be generating sufficient revenues after that date to continue operations, absent restructuring our existing business and indebtedness. We can provide no assurance that we will be successful in obtaining the required consent of our creditors to a restructuring plan or that we will be successful in raising the additional cash required to fund operations until we generate sufficient cash flows to fund our operations.
Based on current estimates and our revised strategy, we believe that we will need to raise approximately $6,000,000 to $8,000,000 in additional capital to meet our operating and research and development needs for the next twelve months. In the event that we are unable to renegotiate our existing indebtedness or find additional sources of capital prior to the end of May 2008 we will not be able to continue our operations. See Note One to our consolidated financial statements regarding our ability to continue as a going concern.
We may not have sufficient liquidity to execute our revised business strategy.
Our Board of Directors recently decided to shift our long-term strategic focus solely to the development and promotion of DelSite’s technologies and utilization of the manufacturing facilities in Costa Rica which support DelSite due to the fact that the capital requirements of DelSite’s research and development efforts have consistently exceeded the profitability of our manufacturing operations and precluded the investment necessary to grow our manufacturing operations.
As of May 9, 2008, we had unrestricted cash of approximately $380,000, which, assuming our creditors do not accelerate our existing indebtedness, is expected to be sufficient to allow us to maintain our current and planned operations, excluding amounts due under our existing indebtedness, through the end of May 2008. This does not, however, give us sufficient capital to carry on our business, thereafter, as now conducted and proposed to be conducted pursuant to our revised business strategy or provide any reserves for outstanding obligations or anticipated wind-down expenses.
If we are unable to service our existing debt obligations, our creditors could foreclose on certain of our assets, which will likely, among other things, prohibit us from pursuing some, and potentially all, of our new business strategy.
The regulatory process involved in the clinical trials of our DelSite products is long and capital intensive. We may not have sufficient capital resources to fund the process to completion, and, as a result, may not be able to bring DelSite’s products to market.
We will need to raise additional financing, which may not be available on terms acceptable to us, if at all.
Assuming our creditors do not accelerate our indebtedness, we anticipate that our existing capital resources will be adequate to fund our capital and operating requirements, excluding payments due under our existing indebtedness, through the end of May 2008. Our cash requirements may vary materially from those now planned. We will need to raise additional capital to fund our future operations. We have issued securities, including senior secured convertible debentures and warrants in recent financings which may make it more difficult to raise additional capital. There can be no assurance that additional financing will be available when needed on terms acceptable to us, or at all. If additional funds are raised by issuing equity securities, further dilution to existing shareholders will result and future investors may be granted rights superior to those of existing shareholders.

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
A few large customers account for most of our revenue. Sales to Mannatech, Inc., a customer in our Sabila Industrial segment, accounted for 20.6% and 19.9% of our total revenue during the three months ended March 31, 2008 and 2007, respectively. Sales to Wormser accounted for 9.9% and 0% of revenue for the three months ended March 31, 2008 and 2007, respectively. Sales to Bare Escentuals accounted for 14.5% and 1.7% of revenue for the three months ended March 31, 2008 and 2007, respectively. Sales to Medline Industries, Inc., accounted for 40.1% and 38.9% of our total revenue for the three months ended March 31, 2008 and 2007, respectively. After the implementation of our new strategic focus and the disposal or discontinuance of our U.S. manufacturing operations, sales to Wormser, Bare Escentuals and Medline will no longer be a part of remaining operations. We expect that, for the foreseeable future, sales to a limited number of customers will continue to account, alone or in the aggregate, for a high percentage of our net revenues. Dependence on a limited number of customers exposes us to the risk that order reductions from any one customer can have a material adverse effect on our financial position and results of operations. In 2007, sales to Mannatech were at the minimum contractual level. This represented a decrease of $1,800,000, or 27.2% from 2006 levels for Mannatech and Natural Alternatives combined and represented 41.6% of revenues for the Consumer Services Divisions in 2007. The Company anticipates 2008 sales to Mannatech under the agreement to be $4,700,000, which is at the minimum levels required by the agreement. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Company Overview.” As a result of our change in business strategy, absent other sources of funding such as grant revenue, licensing revenues or debt and equity capital, our business will be substantially dependent upon our sales to Mannatech, Inc.
We may be subject to product liability exposure.
We are, have been and could in the future be, subject to product liability claims in connection with the use of products that we and our licensees are currently manufacturing, testing or selling or that we and any licensees may manufacture, test or sell in the future. We may not have sufficient resources to satisfy any liability resulting from these claims or be able to have our customers indemnify or insure us against such claims. We currently carry product liability insurance in the amount of $10,000,000, but such coverage may not be adequate in terms and scope to protect us against material adverse effects in the event of a successful product liability claim.
We could be required to make substantial cash payments upon an event of default, a failure to meet certain financial covenants or a change of control under our senior secured convertible debentures and related warrants, and, because the debentures are secured, holders of the debentures could take action against our assets upon an event of default.
Our senior secured convertible debentures provide for events of default including, among others, payment defaults, cross-defaults, breaches of any representation, warranty or covenant that is not cured within the proper time periods, failure to perform certain required activities in a timely manner, our common stock no longer being listed on an eligible market, the effectiveness of the resale registration statement we filed on behalf of the debentures lapsing beyond a specified period and certain bankruptcy-type events involving us or any significant subsidiary. Upon an event of default, the holders of the debentures may elect to require us to repurchase all or any portion of the outstanding principal amount of the debentures for a purchase price equal to 115% of such outstanding principal amount, plus all accrued but unpaid interest. As a result of our sale of certain of our Costa Rica assets, we are in default under the documents governing our senior secured convertible debentures. We currently have numerous defaults under our debentures. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Our senior secured convertible debentures also provide that we maintain a trailing twelve-month revenue of at least $23,500,000 with respect to fiscal quarters in 2007 and at least $25,000,000 thereafter and a secured debt coverage ratio of no less than one. If we fail to meet these covenants, the holders of the debentures may elect to require us to repurchase all or any portion of the outstanding principal amount of the debentures for a purchase price equal to 115% of such outstanding principal amount, plus all accrued but unpaid interest on five business days notice. We are currently out of compliance with these financial covenants.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a) On January 28, 2008, the Company offered, sold and issued 62,500 shares of common stock of the Company to one holder of convertible debentures of the Company, at a conversion price of $0.80 per share, pursuant to the conversion terms of the Company’s convertible debentures. The portion of debentures converted represented an aggregate of $50,000 of the $6,883,000 debt owed by the Company to the debenture holders. The Company offered and sold the shares of common stock to the debenture holders pursuant to the exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended. The purchaser was an “accredited investor” within the meaning of Securities and Exchange Commission Rule 501(a).
(b) Equity Securities Repurchase Program
In March 2001, the Board of Directors authorized the Company to repurchase up to one million shares of its outstanding Common Stock. The Company did not repurchase any shares of its outstanding Common Stock during the quarter ended March 31, 2008. The Company does not presently expect to repurchase shares under this program.
Item 6. Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification.
31.2	Rule 13a-14(a)/15d-14(a) Certification.
32.1	Section 1350 Certification.
32.2	Section 1350 Certification.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CARRINGTON LABORATORIES, INC.
(Registrant)
Date: May 15, 2008	By:	/s/ Carlton E. Turner
Carlton E. Turner,
President and Chief Executive Officer (principal executive officer)

Date: May 15, 2008	By:	/s/ Robert W. Schnitzius
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