Form 10-Q
period 2008-06-30
DELSITE, INC.
filed 2008-08-14
CIK 718007

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 001-10862
DELSITE, INC.
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of the registrant’s common stock outstanding as of August 7, 2008, was 11,137,241.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
DelSite, Inc.
Condensed Consolidated Balance Sheets
(Amounts in thousands)

	June 30,	December 31,
	2008	2007
	(unaudited)
ASSETS:
Current Assets:
Cash and cash equivalents	$649	$1,185
Accounts receivable, net	1,127	2,348
Inventories, net	1,157	1,216
Prepaid expenses	422	147
Assets from discontinued operations	2,623	2,854

Total current assets	5,978	7,750

Cash, restricted	489	489
Property, plant and equipment, net	3,956	4,368
Other assets, net	1,231	1,558

Total assets	$11,654	$14,165

LIABILITIES AND SHAREHOLDERS’ DEFICIT:
Current Liabilities:
Line of credit	$2,990	$2,990
Accounts payable	2,225	1,697
Accrued liabilities	2,339	1,437
Current portion of long-term debt and capital lease obligations	9,102	4,167
Deferred revenue	225	485
Liabilities related to assets from discontinued operations	344	265

Total current liabilities	17,225	11,041

Long-term debt and capital lease obligations, net of debt discount	23	4,892

Commitments and contingencies

Shareholders’ Deficit:
Common stock	112	110
Capital in excess of par value	61,514	61,283
Accumulated deficit	(67,217)	(63,158)
Treasury stock at cost	(3)	(3)

Total shareholders’ deficit	(5,594)	(1,768)

Total liabilities and shareholders’ deficit	$11,654	$14,165

The accompanying notes are an integral part of these statements.

DelSite, Inc.
Condensed Consolidated Statements of Operations (unaudited)
(Dollar amounts and shares in thousands, except per share amounts)

	Three Months Ended
	June 30,
	2008	2007

Revenues:
Net product sales	$1,616	$1,324
Grant income	271	398
Royalty income	104	104

Total revenues	1,991	1,826

Costs and expenses:
Cost of product sales	1,217	797
Selling, general and administrative	282	348
Research and development-DelSite Biotechnologies	974	1,199
Other income	—	(15)
Interest expense, net	1,192	505

Loss from continuing operations before income taxes	(1,674)	(1,008)
Benefit for income taxes	—	—

Loss from continuing operations	(1,674)	(1,008)
Loss from discontinued operations, net of taxes	(787)	(1,205)

Net loss	$(2,461)	$(2,213)

Basic and diluted loss per share — continuing operations	$(0.15)	$(0.09)

Basic and diluted loss per share — discontinued operations	$(0.07)	$(0.11)

Basic and diluted loss per share — net loss	$(0.22)	$(0.20)

Basic and diluted average shares outstanding	11,141	10,909
The accompanying notes are an integral part of these statements.

DelSite, Inc.
Condensed Consolidated Statements of Operations (unaudited)
(Dollar amounts and shares in thousands, except per share amounts)

	Six Months Ended
	June 30,
	2008	2007

Revenues:
Net product sales	$2,633	$2,666
Grant income	711	622
Royalty income	208	209

Total revenues	3,552	3,497

Costs and expenses:
Cost of product sales	1,962	1,539
Selling, general and administrative	656	685
Research and development-DelSite Biotechnologies	2,063	2,275
Gain on sale of land	(1,573)	—
Other income	—	(17)
Interest expense, net	2,273	839

Loss from continuing operations before income taxes	(1,829)	(1,824)
Benefit for income taxes	—	—

Loss from continuing operations	(1,829)	(1,824)
Loss from discontinued operations, net of taxes	(2,230)	(3,019)

Net loss	$(4,059)	$(4,843)

Basic and diluted loss per share — continuing operations	$(0.16)	$(0.16)

Basic and diluted loss per share — discontinued operations	$(0.20)	$(0.28)

Basic and diluted loss per share — net loss	$(0.36)	$(0.44)

Basic and diluted average shares outstanding	11,103	10,905
The accompanying notes are an integral part of these statements.

DelSite, Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)
(Dollar amounts in thousands)

	Six Months Ended
	June 30,
	2008	2007
Operating activities:
Net loss	$(4,059)	$(4,843)
Loss from discontinued operations	(2,230)	(3,019)

Loss from continuing operations	(1,829)	(1,824)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for bad debt	6	63
Provision for inventory obsolescence	3	169
Gain on disposal of land	(1,573)	—
Depreciation and amortization	368	669
Interest expense related to debt discount	1,182	699
Amortization of deferred expenses	325	—
Share-based compensation expense	163	163
Changes in assets and liabilities:
Receivables	1,215	(292)
Inventories	56	(647)
Prepaid expenses	(274)	(239)
Other assets	1	(684)
Accounts payable and accrued liabilities	1,430	1,027
Deferred revenue	(260)	(64)

Net cash provided by (used in) operating activities	813	(3,979)

Investing activities:
Proceeds from disposal of land	1,621	—
Purchases of property, plant and equipment	(4)	(171)

Net cash provided by (used in) investing activities	1,617	(171)

Financing activities:
Principal payments on debt and capital lease obligations	484	(283)
Line of credit borrowing (repayment)	(1,600)	—
Issuances of common stock	70	37
Issuance of convertible debt	—	3,023
Issuance of warrants	—	1,356

Net cash provided by (used in) financing activities	(1,046)	4,133

Net cash — discontinued operations:
Operating activities	(1,920)	(3,019)
Investing activities	—	—

Net decrease in cash and cash equivalents	(536)	(17)
Cash and cash equivalents, beginning of period	1,185	878

Cash and cash equivalents, end of period	$649	$861

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$155	$354
The accompanying notes are an integral part of these statements.

Notes to Condensed Consolidated Financial Statements (unaudited)
(1) Condensed Consolidated Financial Statements:
The condensed consolidated balance sheet as of June 30, 2008, the condensed consolidated statements of operations for the six-month periods ended June 30, 2008 and 2007 and the condensed consolidated statements of cash flows for the six-month periods ended June 30, 2008 and 2007 of DelSite, Inc., (the “Company”) have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments (which include all normal recurring adjustments) necessary to present fairly the consolidated financial position, results of operations and cash flows for all periods presented have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The results of operations for the six-month period ended June 30, 2008 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2008. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
The accompanying financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business. The Company incurred a net loss of $4,059,000 during the six months ended June 30, 2008. Primarily as the result of its significant investment in the research and development activities of its wholly owned subsidiary DelSite Biotechnologies, Inc. (“DelSite Biotechnologies”), the Company previously reported cumulative net losses of $17,376,000 and used cash from operations of $11,088,000 during the two years ended December 31, 2007. The Company projects a net loss for fiscal 2008. These conditions raise doubt about the Company’s ability to continue as a going concern.
In November 2007, the Company’s Board of Directors decided to shift its long-term strategic focus solely to the development and promotion of DelSite Biotechnologies’ technologies and utilization of the manufacturing facilities in Costa Rica which support DelSite. Key components of this strategy going forward are to:
•	Develop the proprietary GelSite® polymer technologies for nasal delivery of vaccines and therapeutics by completing the Phase I clinical using the bird flu (H5N1) antigen;
•	Using the Phase I and other data, enter into strategic partnerships and collaboration arrangements related to the GelSite® technology;
•	Continue to develop the knowledge of polymers and their relationship to vaccines and bioactive protein and peptide therapeutics;
•	Enlarge and diversify the customer base for bulk raw materials and products produced in Costa Rica to increase the profitability of that facility; and
•	Focus efforts on utilizing the GelVac™ nasal powder technology to develop a human papillomavirus (HPV) vaccine in conjunction with the National Cancer Institute (NCI).
As a result of this shift in strategic focus, the Company’s packaged product manufacturing operations in the United States, which have experienced operating losses in recent years and are not anticipated to provide sufficient revenues to support its development of DelSite Biotechnologies’ technologies as the Company moves forward, no longer fit within the Company’s strategy and the Company is in the process of selling the assets supporting its U.S. packaged product manufacturing operations. In January 2008, the Company committed to sell its U.S. manufacturing operations and engaged the investment banking firm of Milkie/Ferguson Investments, Inc. to represent it in the sale process. On July 28, 2008, the Company sold its wound care product line, including product formulations, related copyrights, trademarks and patents and specified finished goods inventory, to Medline Industries, Inc. (“Medline”) for $2,762,000, the proceeds of which are being held by the collateral agent for the holders of the Company’s senior secured convertible debentures (“Debentures”). See Note 13 of our Consolidated Financial Statements for a detailed description of the transaction.
The Company is still actively engaged in pursuing a transaction to sell the remaining manufacturing capacity and formulation database to prospective buyers, but can provide no assurance that such a transaction will be consummated.

In accordance with generally accepted accounting principles, the results of the U.S. manufacturing operations are reported as discontinued operations in the Statement of Operations and its associated assets and liabilities are classified separately on the Company’s balance sheet. Prior periods have been reclassified to conform to the current period presentation.
The Company’s implementation of this shift in its strategic focus is wholly contingent upon its ability to overcome its significant liquidity issues. The Company is presently in default under several of its debt instruments and is in the process of attempting to restructure its existing indebtedness. As a result of some of these defaults, the Company has classified $7,992,000 of its long-term debt as current. As of June 30 , 2008, $12,017,000 of the Company’s indebtedness is subject to immediate acceleration at the option of certain of its lenders. The Company is also currently in default under two of its long term real estate leases due to unpaid rents. Unless the Company is able to restructure its existing indebtedness, obtain waivers or forbearance from its existing lenders and landlords and raise significant additional capital ($500,000 to $700,000) within the next 30 days and $7,000,000 to $8,000,000 for the next nine months, management believes that it is unlikely that the Company will be able to meet its obligations as they become due and to continue as a going concern. As a result, absent such circumstances, the Company will likely file for bankruptcy or seek similar protection. See “Management’s Discussion & Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”
The Company presently does not have sufficient cash to continue its operations absent the proceeds from the sale of the wound care product line to Medline, which are being held by the collateral agent under the $8 million Debentures. The Company is currently negotiating with the Debenture holders regarding the release of these proceeds, but there can be no assurance of their release.
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
(2) Discontinued Operations
During the first quarter 2008, the Company initiated a plan to sell its U.S. manufacturing operations (see Note One of our Consolidated Financial Statements above for a detailed description of the plan). These operations for sale include all of what was previously reported in the Medical Services segment and a portion of the business reported in the Consumer Services segment.
The Company has assessed the fair value of its U.S. manufacturing operations less disposal costs and concluded that there is no impairment in the carrying value of these assets.

Summarized operating results of the U.S. manufacturing business are as follows:

	For the three months ended		For the six months ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Revenues	$3,854	$3,755	$6,900	$6,844
Expenses	4,641	4,960	(9,130)	9,863

Operating loss	(787)	(1,205)	(2,230)	(3,019)
Tax benefit	—	—	—	—

Net loss	$(787)	$(1,205)	$(2,230)	$(3,019)

The carrying amounts of the significant classes of assets and liabilities related to discontinued operations are as follows:

(Dollar amounts in thousands)	June 30, 2008	December 31, 2007
Inventories	$1,820	$2,051
Property, plant and equipment	803	803

Total assets	$2,623	$2,854

Other liabilities	$344	$265

Total liabilities	$344	$265

In connection with the classification as discontinued operations, these assets will no longer be subject to depreciation.
Other liabilities include deferred rent associated with leased buildings.
(3) New Pronouncements:
In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements.” This Statement defines fair value, establishes a framework for measuring fair value, and expands disclosure about fair value measurements. SFAS No. 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. The provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007. The Company recorded no effect from the adoption of SFAS No. 157 during the quarter ending June 30, 2008.
In February 2007, the FASB issued SFAS No. 159 “Fair Value Option for Financial Assets and Financial Liabilities.” This statement’s objective is to reduce both complexity in accounting for financial instruments and volatility in earnings caused by measuring related assets and liabilities differently. This statement also requires information to be provided to the readers of financial statements to explain the choice to use fair value on earnings and to display the fair value of the assets and liabilities chosen on the balance sheet. This statement is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. The Company recorded no effect from the adoption of SFAS No. 159 during the quarter ending June 30, 2008.
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
Stock-based compensation expense recognized during a period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during that period. Stock-based compensation expense recognized in the statement of operations for the six months ended June 30, 2008, included compensation expense for share-based payment awards granted on January 5, 2006, May 18, 2006, May 17, 2007, July 19, 2007, November 8, 2008, January 18, 2008, June 5, 2008 and June 27, 2008. The Company uses the straight-line method of attributing the value of stock-based compensation to expense. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. For the options granted on January 5, 2006, forfeitures were estimated at zero; for the options granted on May 18, 2006, forfeitures were estimated at 6%; for the options granted on May 17, 2007, forfeitures were estimated at zero; for the option granted July 19, 2007, forfeitures were estimated at 10%, for options granted November 8, 2007 forfeitures were estimated at 10%, for options granted January 18, 2008 forfeitures were estimated at 10%, for options granted June 5, 2008 forfeitures were estimated at zero and for options granted June 27, 2008 forfeitures were estimated at zero. Additionally, for all options granted in 2006 the vesting period is 50% after one year and the remainder after two years, while the vesting period for the options granted on May 17, 2007 and July 19, 2007 is one third on the date of grant, one third after one year and the remaining third after two years. For all options granted after the July 19, 2007 options, the vesting was 100% upon grant date. The contractual life of all of these options is 10 years and the source of the shares to be issued upon exercise will be from new shares.
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

	Risk-free	Expected	Expected	Expected
June 30,	Interest Rate	Life	Volatility	Dividends

2008	5.75%	5 years	102%	—
The consolidated financial statements as of and for the six months ended June 30, 2008, reflect the impact of SFAS 123(R). Stock-based compensation expense recognized under SFAS 123(R) for the six months ended June 30, 2008 was $163,000. There was $163,000 of stock-based compensation expense related to employee stock options recognized during the six months ended June 30, 2007.
There were 343,515 stock options granted during the six months ended June 30, 2008. The weighted average estimated grant date fair value, as defined by SFAS 123(R), for options granted under the Company’s stock option plan during the six months ended June 30, 2008, was $0.26 per share.
As of June 30, 2008, $99,000 of unrecognized compensation costs related to non-vested awards is expected to be recognized over the course of the following 12 months.
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

The following data shows the amounts used in computing EPS and their effect on the weighted-average number of common shares and dilutive common share equivalents for the three months ended June 30, 2008 and 2007. At June 30, 2008, 2,193,482 common stock options and 18,889,661 warrants were excluded from the diluted EPS calculation, as their effect was antidilutive. At June 30, 2007, 2,013,848 common stock options and 5,400,000 warrants were excluded from the diluted EPS calculation, as their effect was antidilutive. The amounts are rounded to the nearest thousand, except per share amounts.

	For the three months ended			For the three months ended
	June 30, 2008			June 30, 2007
			Per			Per
	Loss	Shares	Share	Loss	Shares	Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic EPS:
Net loss available to common shareholders	$(2,461)	11,141	$(0.22)	$(2,213)	10,909	$(0.20)
Effect of dilutive securities:
Stock options and warrants	0	0	0	0	0	0

Diluted EPS:
Net loss available to common shareholders plus assumed conversions	$(2,461)	11,141	$(0.22)	$(2,213)	10,909	$(0.20)

The following data shows the amounts used in computing EPS and their effect on the weighted-average number of common shares and dilutive common share equivalents for the six months ended June 30, 2008 and 2007. At June 30, 2008, 2,193,482 common stock options and 18,889,661 warrants were excluded from the diluted EPS calculation, as their effect was antidilutive. At June 30, 2007, 2,013,848 common stock options and 5,400,000 warrants were excluded from the diluted EPS calculation, as their effect was antidilutive. The amounts are rounded to the nearest thousand, except per share amounts.

	For the six months ended			For the six months ended
	June 30, 2008			June 30, 2007
			Per			Per
	Loss	Shares	Share	Loss	Shares	Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic EPS:
Net loss available to common shareholders	$(4,059)	11,103	$(0.36)	$(4,843)	10,905	$(0.44)
Effect of dilutive securities:
Stock options and warrants	0	0	0	0	0	0

Diluted EPS:
Net loss available to common shareholders plus assumed conversions	$(4,059)	11,103	$(0.36)	$(4,843)	10,905	$(0.44)

(6) Customer/Credit Concentration:
Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of trade accounts receivable. The Company’s customers are not concentrated in any specific geographic region but are concentrated in the health and personal care industry. Significant sales, defined as amounts in excess of ten percent (10%) of revenue, were made to two customers. Sales to Mannatech, Inc. (“Mannatech”), a customer in the Sabila Industrial segment, accounted for 19.1% and 19.1% of the Company’s total revenue during the six months ended June 30, 2008 and 2007, respectively. Sales to Medline Industries, Inc. (“Medline”), a customer in the U.S. manufacturing operations held for sale, which are classified as discontinued operations, accounted for 41.6% and 35.1% of the Company’s total revenue during the six months ended June 30, 2008 and 2007, respectively.

Customers with significant accounts receivable balances as of June 30, 2008, defined as amounts in excess of ten percent (10%) of gross receivables included Medline, ($337,000), Mannatech ($276,000) and Bare Escentuals ($250,000). Of these amounts, $683,000 had been collected as of August 7, 2008.
(7) Inventories:
The following summarizes the components of inventory (in thousands):

	June 30, 2008	December 31, 2007
Raw materials and supplies	$694	$730
Work-in-process	202	255
Finished goods	300	283
Less obsolescence reserve	(49)	(52)

Total	$1,157	$1,216

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
On November 18, 2005, the Company sold $5,000,000 aggregate principal amount of 6.0% subordinated notes (the “Investor Notes”) The Investor Notes mature, subject to certain mandatory prepayments discussed below, on November 18, 2009. Interest on the Investor Notes is payable quarterly in arrears. The Investor Notes require mandatory prepayment of all principal and interest in the event that the holder of such note exercises its Series A Warrant, which was also issued as part of the transaction, in full. The Investor Notes are subordinate to the Debentures and certain other indebtedness. As of June 30, 2008, there was $5,000,000 outstanding principal balance on the Investor Notes with an associated debt discount due to the valuation of the warrants in the transaction of $1,338,000 for a net balance of $3,662,000. As of August 7, 2008, $150,000 in accrued and payable interest has not been paid. Additionally, the Company incurred $674,000 of debt issue costs related to this financing arrangement, which will be amortized using the effective interest method over the term of the debt. As a result of the debt discount associated with the value of the warrants the effective interest rate on the debt is 30%.

On December 20, 2005, the Company entered into a settlement agreement with Swiss-American Products, Inc. (“Swiss-American”) and G. Scott Vogel to resolve all claims related to a lawsuit filed by Swiss-American in June 2001. The settlement agreement provided for, among other things, a cash payment of $400,000 and the issuance of a promissory note in favor of Swiss-American with an original principal balance of $400,000 (the “Swiss-American Note”, together with the Investor Notes, the “Notes”). The Swiss-American Note bears interest at the rate of 6.0% per annum, payable quarterly in arrears, and all outstanding principal is due and payable in full, subject to certain mandatory prepayments discussed below, on December 20, 2009 The Swiss-American Note requires mandatory prepayment of all principal and interest in the event that the holder of such note exercises its Series C Warrant, which was also issued as part of the settlement agreement, in full. The Swiss-American Note is subordinate to the $8,000,000 Debentures and certain other indebtedness. As of June 30, 2008, there was $400,000 outstanding on the Swiss-American Note. As of August 7, 2008, $12,000 in accrued and payable interest had not been paid.
On April 10, 2008 and July 10, 2008, the Company failed to make required payments aggregating $162,000 for quarterly interest due under the terms of the Notes which were due within 10 days of April 1, 2008 and July 1, 2008, respectively. Each missed payment constituted an event of default. Additionally, if the Company’s indebtedness under its Debentures is accelerated, then an event of default under the Notes may occur entitling the holders of the Notes to accelerate all indebtedness under the Notes. As of August 7, 2008 the aggregate principal and total accrued interest under the Notes amounted to approximately $5,589,000, which does not include possible additional amounts for attorney’s fees and costs, costs of collection and other fees, charges and expenses that may be paid or incurred by the holders of the Notes. Due to the uncertainty as to whether the investors will assert these defaults and the obligation of the Company to repurchase all or any portion of the outstanding principal amount of the Notes if they do, the Company, in accordance with generally accepted accounting principles, has recorded $3,662,000 representing all of the outstanding balance of the Notes and related debt discount as of June 30, 2008, as a current liability.
On February 12, 2007, Sabila Industrial, S.A., a wholly-owned subsidiary of the Company, entered into a revolving credit facility with Banco Nacional de Costa Rica for $2,990,000, which matures on February 12, 2010. Borrowings under the facility bear interest at 6-month LIBOR plus 3.0%, with a minimum rate of 6% are secured by land and buildings owned by Sabila and are guaranteed by a principal executive officer of the Company.
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
On April 1, 2008, the Company borrowed $850,000 from Banco Nacional under a $2,000,000 sub-note under the facility. The Company borrowed additional funds on the sub-note as follows: $200,000 on April 11, 2008, $300,000 on April 22, 2008, $200,000 on April 29, 2008 and $450,000 on May 15, 2008.
On May 12, 2008, the Company was notified by Banco Nacional that the Company’s credit rating had been downgraded by the Costa Rica banking regulators. This change in credit rating did not affect the Company’s ability to subsequently borrow $990,000 under the credit facility; however, the Company can provide no assurances that its credit rating will not affect its ability to borrow additional amounts under the credit facility in the future.

On June 12, 2008 the Company borrowed $990,000 under an additional sub-note. As of June 30, 2008 and August 7, 2008 the outstanding balance due to Banco Nacional totaled $2,990,000. The $2,000,000 sub-note is due October 1, 2008 and the $990,000 sub-note is due December 12, 2008.
On April 25, 2007, the Company entered into a securities purchase agreement (the “Purchase Agreement”) in connection with an $8,000,000 private placement of Debentures and common stock warrants with a group of institutional investors.
At the closing of the first tranche of the private placement on April 27, 2007, the Company issued, in addition to certain equity instruments, Debentures in the aggregate principal amount of $4,379,000. At the closing of the second tranche of the private placement on August 27, 2007, the Company issued, in addition to certain equity instruments, Debentures in the aggregate principal amount of $3,621,000.
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
The conversion price for the Debentures is subject to adjustment for stock splits, stock dividends, combinations, distributions of assets or evidence of indebtedness, mergers, consolidations, sales of all or substantially all assets, tender offers, exchange offers, reclassifications or compulsory share exchanges. In addition, subject to certain exceptions, the conversion price for the Debentures is subject to anti-dilution adjustments from time to time if the Company issues common stock or convertible securities at a price below the then-current conversion price for the Debentures or the then current market price of its common stock. As of June 30, 2008, there was $3,649,000 outstanding on the first tranche of the Debentures and $2,968,000 outstanding on the second tranche of the Debentures. As of June 30, 2008, there were principal payments payable but unpaid of $1,067,000 and $480,000 in payable but unpaid interest. These amounts had not been paid as of August 7, 2008.
The Company’s Debentures also provide that it maintains a trailing twelve-month revenue of at least $23,500,000 with respect to fiscal quarters in 2007 and at least $25,000,000 thereafter and a secured debt coverage ratio of no less than one. As of December 31, 2007, the Company was out of compliance with these financial covenants. On March 5, 2008, the holders of the Debentures eliminated, by amendment of the Debentures, the requirement that the Company comply with these financial covenants from December 31, 2007 until April 30, 2008. As of April 30, 2008 and continuing thereafter, the Company did not meet these covenants and the investors have not granted any additional waiver. Therefore, the Company is again not in compliance with these covenants. Due to the uncertainty as to whether the investors will grant future waivers of the financial covenants and the obligation of the Company to repurchase all or any portion of the outstanding principal amount of the Debentures if they do not, the Company, in accordance with generally accepted accounting principles, has recorded $3,050,000 representing all of the outstanding balance of the Debentures and related debt discount as of June 30, 2008, as a current liability.

The Company has triggered a number of defaults under its Debentures, including the failure to pay $2,080,000 of principal and interest payments through August 1, 2008. On February 29, 2008, the Company announced that it entered into an amendment to the agreements governing its outstanding Debentures whereby the holders of the Debentures agreed to defer the principal payment of $266,667 under the Debentures due March 1, 2008 until April 1, 2008. On April 1, 2008, the Company did not make either the March 1 or April 1 payments. The Company also did not make the payment due on May 1, June 1, July 1 or August 1, 2008. In addition, payment of the first quarter interest, totaling approximately $176,000, which was due on March 31, 2008, and second quarter interest totaling approximately $304,000, which was due on June 30, 2008, were not made. Not making these payments in a timely manner constitutes an event of default under the Debentures. As a result of this and other defaults, and for so long as such defaults continue, the interest rates applicable to the Debentures will accrue at the default rate of 18% per annum.
Under the Company’s Debentures, the occurrence of an event of default entitles each holder of such Debentures to require the Company to pay to such holder 115% of the outstanding principal amount of such debenture plus all accrued and unpaid interest on such Debenture. As of August 7, 2008 the aggregate principal and interest due under the Debentures amounted to approximately $7,156,000, which does not include possible additional amounts for unpaid interest at the default rate, attorneys’ fees and costs, costs of collection and other fees, charges and expenses that may be paid or incurred by the holder of the Debentures. At this time, the Company has not received notice from any of the Debenture holders with respect to any event of default.
(9) Income Taxes:
The tax effects of temporary differences including net operating loss carryforwards have given rise to net deferred tax assets. At June 30, 2008 and December 31, 2007, the Company provided a valuation allowance against the entire balance of the net deferred tax assets due to the uncertainty as to the realization of the asset. At December 31, 2007, the Company had net operating loss carryforwards of approximately $51,000,000 for federal income tax purposes, which begin to expire in 2009, and research and development tax credit carryforwards of approximately $174,000, all of which are available to offset federal income taxes due in current and future periods. For the three-month periods ended June 30, 2008 and 2007, the Company recognized no benefit for income taxes.
For the six-month periods ended June 30, 2008, and June 30, 2007, respectively, the Company incurred no foreign income tax expense.
(10) Contingencies:
From time to time in the normal course of business, the Company is a party to various matters involving claims or possible litigation. Management believes the ultimate resolution of these matters will not have a material adverse effect on the Company’s financial position or results of operations.
(11) Commitments:
2001 Walnut Hill Facility
On December 23, 2005, the Company completed a sale and leaseback transaction involving its corporate headquarters and manufacturing operations located in Irving, Texas to the Busby Family Trust and the Juice Trust, both of which are assignees of the original purchaser, none of which are related to the Company. The building and land were sold for a total sale price of $4,800,000. Net proceeds from the transaction amounted to $4,100,000, after deducting transaction-related costs and retiring the mortgage note related to the property. The Company recorded a gain on the transaction of approximately $30,000, which is being amortized over the term of the lease described below. Simultaneously, the Company agreed to lease the land and building from the purchaser for a period of 15 years, subject to two five-year renewal options. The rental payment for the first five years of the lease term is $470,000 per year and increases by 10.4% for each of the next two five-year increments. Rent for the renewal terms under this lease agreement will be the greater of 95% of the then-current market rent or the rent for the last year prior to renewal. The Company has accounted for this lease as an operating lease. The Company has not made rental payments under this lease since May 2008 and has had discussions with the landlord regarding future rent payments. On August 8, 2008, the landlord notified the Company of a default under the terms of the lease.

1505 Walnut Hill Facility
On January 22, 2001, the Company entered into a real estate lease with Plazamerica, Inc. to lease a 51,205 square foot building to be used as warehouse and laboratory/office space for a period of 10 years, subject to two five-year renewal options. Rent for the renewal terms under the lease agreement will be at the market rental rate at the time of each renewal. Included in the terms of the lease was the requirement for the landlord to contribute $1,010,000 toward the renovation and improvement of the building. The annual rental for the first three-year period of the lease was $499,000; for the second three-year period, $549,000; for the third three-year period, $602,000, and for the last year, $653,000. The terms of the lease also required the Company to provide the landlord with a letter of credit in the amount of $800,000 at the beginning of the lease, with annual decreases in the amount required starting in year three. The lease also required the Company to provide an additional letter of credit when it sold the 2001 Walnut Hill Facility. The Company has accounted for this lease as an operating lease. The Company has not made rental payments under this lease since June 2008. The landlord notified the Company of default of payment in July and August 2008. On August 4, 2008, the landlord withdrew funds from the letter of credit to satisfy the July rent plus late payment penalty. On August 11, 2008, the Company paid the August 2008 rent.
3000 Gateway Facility
On February 23, 2003, the Company entered into a real estate lease with Maintenance Warehouse/America Corp. to lease a 58,133 square foot building to be used as warehouse and distribution space for a period of five years and two months, subject to two five-year renewal options. Rent for the renewal terms under the lease agreement will be at the market rental rate at the time of each renewal. The annual rental for the lease was $195,000. On December 4, 2007, the Company exercised its renewal option and renewed the lease for an additional six-year period, but for only 38,667 square feet of the building. Annual rent during the first three-year period of the renewal period will be $130,000 and for the remaining three-year period will be $133,000. The Company has accounted for this lease as an operating lease. The Company has not made rental payments under this lease since July 2008 and in June 2008 it vacated the building. The landlord has not notified the Company of any default under the terms of this lease.
200 Discovery Drive Facility
On May 25, 2004, the Company entered into a real estate lease with Texas A&M University to lease 5,364 square foot in a building located in a research park on the Texas A&M University campus, to be used as laboratory and office space for DelSite Biotechnologies for a period of two years, subject to three one-year renewal options at the same rental rates as the original period. The annual rental for the lease is $145,000. On May 1, 2005, the leased premises were increased from 5,364 to 5,773 square feet and the annual rents due were increased to $156,000. On each of June 1, 2006, June 1, 2007 and June 1, 2008, the Company exercised its renewal option and renewed the lease for additional one-year periods. The Company has accounted for this lease as an operating lease and all monthly payments have been made on a timely basis.
The Company conducts a significant portion of its operations from the four office/warehouse/distribution/laboratory facilities under operating leases discussed above. In addition, the Company leases certain office equipment under operating leases and certain manufacturing and transportation equipment under capital leases. Total rental expense under operating leases was $346,000 and $375,000 for the quarters ended June 30, 2008 and 2007, respectively.
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

(12) Reportable Segments:
The Company operates in three reportable segments: DelSite Biotechnologies, a research and development subsidiary responsible for the development of the Company’s proprietary GelSite® technologies for controlled release and delivery of bioactive pharmaceutical ingredients; Sabila Industrial, an operating subsidiary which manufactures bulk raw materials and finished products to customers in the cosmetic and nutraceutical markets; and Corporate which represents the corporate administrative, finance and governance revenue and expenses not allocated to other segments, plus interest charges not specifically related to either Sabila Industrial or DelSite Biotechnologies.
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

Reportable Segments (in thousands)

	DelSite
	Biotechnologies	Sabila Industrial	Corporate	Total
Quarter ended June 30, 2008
Revenues from external customers	$271	$1,616	$104	$1,991
Income (loss) before income taxes	(703)	260	(1,231)	(1,674)
Identifiable assets	1,221	4,186	3,374	8,781
Capital expenditures	—	—	—	—
Depreciation and amortization	74	92	—	166

Quarter ended June 30, 2007
Revenues from external customers	$398	$1,324	$104	$1,826
Income (loss) before income taxes	(801)	374	(581)	(1,008)
Identifiable assets	1,637	5,127	5,317	12,081
Capital expenditures	25	58	6	89
Depreciation and amortization	124	76	134	334

Six months ended June 30, 2008
Revenues from external customers	$711	$2,633	$208	$3,552
Income (loss) before income taxes	1,944	(1,352)	(2,421)	(1,829)
Identifiable assets	1,221	4,186	3,374	8,781
Capital expenditures	—	4	—	4
Depreciation and amortization	148	220	—	368

Six months ended June 30, 2007
Revenues from external customers	$622	$2,666	$209	$3,497
Income (loss) before income taxes	827	(1,652)	(999)	(1,824)
Identifiable assets	1,637	5,127	5,317	12,081
Capital expenditures	70	20	81	171
Depreciation and amortization	249	153	267	669
(13) Subsequent Events
On July 28, 2008 the Company sold its wound care product line, including product formulations, related copyrights, trademarks and patents and specified finish goods inventory, to Medline for $2,762,000. Medline also assumed certain liabilities totaling approximately $195,000. In addition, as a part of the transaction the Distribution and Licensing Agreement and Trademark Security Agreement, which governed distribution of the wound care products in the U.S., Canada and Puerto Rico, as well as the Supply Agreement, which governed the manufacture of Medline-branded products by the Company, were all cancelled as of the sale date. All of the proceeds from the sale were delivered to, and presently held by, the collateral agent for the Company’s Debentures.
Since June 30, 2008, the Company has failed to make required payments of $614,000 in principal and interest under certain of its indebtedness, and has failed to make required payments of $100,000 under its existing lease obligations. See Notes 8 and 11 of the Consolidated Financial Statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
BACKGROUND
We are a research-based drug delivery, biopharmaceutical, raw materials and nutraceutical company engaged in the development, manufacturing and marketing of naturally-derived complex carbohydrates and other natural products for the delivery of vaccines and therapeutics for the treatment of major illnesses, and for nutritional supplements. In 2008, our business is comprised of two business segments. We generate revenues through the sales of consumer and bulk raw material products to customers in the nutraceutical markets through our Sabila Industrial subsidiary. We use these revenues to help fund our DelSite Biotechnologies subsidiary that is engaged in the research, development and marketing of our proprietary GelSite® technology for controlled release and delivery of bioactive pharmaceutical ingredients.
The Company presently does not have sufficient cash to continue its operations absent the proceeds from the sale of the wound care product line to Medline, which are being held by the collateral agent under the Debentures. The Company is currently negotiating with the Debenture holders regarding the release of these proceeds, but there can be no assurance of their release.
In November 2007, the Board of Directors decided to shift its long-term strategic focus solely to the development and promotion of DelSite Biotechnologies’ technologies and utilization of the manufacturing facilities in Costa Rica which support DelSite. Key components of this strategy going forward are to:
•	Develop the proprietary GelSite® polymer technologies for nasal delivery of vaccines and therapeutics by completing the Phase I clinical using the bird flu (H5N1) antigen;
•	Using the Phase I and other data, enter into strategic partnerships and collaboration arrangements related to the GelSite® technology;
•	Continue to develop the knowledge of polymers and their relationship to vaccines and bioactive protein and peptide therapeutics;
•	Enlarge and diversify the customer base for bulk raw materials and products produced in Costa Rica to increase the profitability of that facility; and
•	Focus efforts on utilizing the GelVac™ nasal powder technology to develop a human papillomavirus (HPV) vaccine in conjunction with the National Cancer Institute (NCI).
As a result of this shift in strategic focus, the Company’s packaged product manufacturing operations in the United States, which have experienced operating losses in recent years and are not anticipated to provide sufficient revenues to support its development of DelSite Biotechnologies’ technologies as the Company moves forward, no longer fit within the Company’s strategy and the Company is in the process of selling the assets supporting its U.S. packaged product manufacturing operations. In January 2008, the Company committed to sell its U.S. manufacturing operations and engaged the investment banking firm of Milkie/Ferguson Investments, Inc. to represent it in the sale process. On July 28, 2008 the Company sold its wound care product line, including product formulations, related copyrights, trademarks and patents and specified finish goods inventory, to Medline for $2,762,000. See Note 13 of our Consolidated Financial Statements for a detailed description of the transaction. The Company is still actively engaged in pursuing a transaction to sell the remaining manufacturing capacity and formulation database to prospective buyers, but can provide no assurance that such a transaction will be consummated.
Our implementation of this shift in our strategic focus is wholly contingent upon our ability to overcome our significant liquidity issues. We are presently in default under several of our debt instruments and are in the process of attempting to restructure our existing indebtedness. As a result of some of these defaults, we have classified $7,992,000 of our long-term debt as current. As of June 30, 2008, $12,017,000 of our indebtedness is subject to immediate acceleration at the option of certain of its lenders. Unless we are able to restructure our existing indebtedness, obtain waivers or forbearance from our existing lenders and raise significant additional capital ($500,000 to $700,000) within the next 30 days and $7,000,000 to $8,000,000 for the next nine months, management believes that it is unlikely that we will be able to meet our obligations as they become due and to continue as a going concern. As a result, absent such circumstances, we will likely file for bankruptcy or seek similar protection. See “Management’s Discussion & Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

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
In 2007, approximately 38.5% of our revenues were generated through product sales, services and royalties in our Medical Services Division, 53.3%, through sales of products and services in our Consumer Services Division and 8.2% through U.S. Federal grant income in our DelSite Biotechnologies research and development subsidiary. For comparative purposes, using our new segment reporting structure, 70.4% of our 2007 revenues were generated through product sales, services and royalties in our U.S. manufacturing operations and 21.4% through sales of products and services in our Sabila Industrial subsidiary. Grant income in our DelSite Biotechnologies subsidiary remained at 8.2%. In the second quarter of 2008, 66.0% of our revenues were generated through product sales, services and royalties in our U.S. manufacturing operations, 27.6% through sales of products and services in our Sabila Industrial subsidiary and 4.6% from grant income in our DelSite Biotechnologies subsidiary. This compares to 67.3% in our U.S. manufacturing operations, 23.7% in our Sabila Industrial subsidiary and 7.1% in our DelSite Biotechnologies subsidiary for the second quarter of 2007. Due to our shift in strategic focus, the revenues generated by our U.S. manufacturing operations will cease. However, the expenses associated with our U.S. manufacturing operations have, in recent years, rendered these operations unprofitable.
The Company presently does not have sufficient cash to continue its operations unless the collateral agent releases the cash proceeds from the sale of the wound care product line. Payables totaling $4,606,000, due under our Debentures, Notes, real estate leases and trade payables, are past due. Absent forbearance from our creditors, restructuring of our existing indebtedness and obtaining additional funds to finance our continuing operations, the Company will be unable to continue as a going concern and will likely file for bankruptcy protection or similar relief.
LIQUIDITY AND CAPITAL RESOURCES
Our financial statements have been prepared on a going concern basis, which assumes we will realize our assets and discharge our liabilities in the normal course of business. As previously reported, as the result of our significant investment in the research and development activities of DelSite Biotechnologies, we incurred cumulative net losses of $17,400,000 and used cash from operations of $11,100,000 during the two years ended December 31, 2007. In the first six months of 2008, we incurred net losses of $4,059,000. We currently consume cash in the normal course of our operations at the rate of approximately $250,000 to $500,000 per month. We have historically depended on operating cash flows, bank financing, and equity financing to fund our operations, capital projects and research and development projects, with the majority of funds generated from operating cash flows. Beginning in the second half of 2005, we increasingly began to rely on debt financing and the sale of non-strategic assets to fund our operations. We closed a $5,000,000 private placement of debt in November, 2005 and closed a $4,800,000 sale-leaseback agreement on the Walnut Hill Facility in December, 2005. In April 2007 we closed the first tranche of an $8,000,000 convertible debenture financing and in August 2007 we closed the second and final tranche of that transaction.
Our net cash requirements for operations for the period of July 1, 2008 through December 31, 2008 are projected to be approximately $2,800,000. During this period we anticipate our Sabila Industrial segment to generate approximately $700,000 cash from sales of Manapol and nutritional beverages. During this period we also anticipate our DelSite Biotechnologies segment to consume approximately $1,800,000 cash, of which approximately $1,200,000 would be related to internal and external costs for the planned clinical trial for the bird flu vaccine, and we anticipate our Corporate segment to consume approximately $1,000,000 cash for administrative, financial and governance expenses. We also anticipate our discontinued operations to consume approximately $700,000 cash as we wind down or sell those operations during the same period.

For debt service, our scheduled obligations excluding payable but unpaid balances as of June 30, 2008 would require $2,409,000 for the second half of 2008, with $2,112,000 for principal and interest on Debentures, $162,000 for interest on Notes and $135,000 interest on Banco Nacional credit facility. We are currently in negotiations with the Debenture holders regarding a restructuring of that debt and during the period of negotiations we have not been making the scheduled monthly principal or quarterly interest payments. We are also in discussions with the Note holders and have not been making scheduled quarterly interest payments. Unless the collateral agent releases the proceeds from the sale of our wound care line to Medline, we receive forbearance from our creditors, we restructure our existing indebtedness or obtain additional funds to finance our continuing operations, we will be unable to repay and renew the $2,000,000 and $990,000 sub-notes to Banco Nacional when they become due.
In addition, we would need $139,000 to bring real estate leases current and approximately $1,600,000 to $1,800,000 to bring trade payables more current. Of our trade payables, $1,176,000 were over 60 days past due as of August 7, 2008.
These cash requirements will be partially offset by the $649,000 existing cash balance at June 30, 2008, favorable changes in working capital, the proceeds from the sale of our wound care product line, if released by the collateral agent and the expected sale of our U.S. manufacturing operations.
The Company presently does not have sufficient cash to continue its operations absent the proceeds from the sale of the wound care product line to Medline, which are being held by the collateral agent under the Debentures. The Company is currently negotiating with the Debenture holders regarding the release of these proceeds, but there can be no assurance of their release.
Financing Transactions
Debentures and Related Warrants
On April 25, 2007, we entered into an $8,000,000 private placement of Debentures and common stock warrants with a group of institutional investors.
At the closing of the first tranche of the private placement on April 27, 2007, we issued Debentures in the aggregate principal amount of $4,378,741, warrants to purchase 1,633,859 shares of common stock (Series D-1 Warrants), warrants to purchase 1,351,216 shares of common stock (Series D-2 Warrants), and warrants to purchase, to the extent that we redeem the first closing Debentures, up to 2,178,478 shares of common stock (Series E-1 Warrants).
At the closing of the second tranche of the private placement on August 27, 2007, we issued Debentures in the aggregate principal amount of $3,621,259, warrants to purchase, to the extent that we redeem the second closing Debentures, up to 4,526,575 shares of common stock (Series E-2 Warrants), and warrants to purchase 2,500,000 shares of common stock (Series D-3 Warrants). Additionally, the Series D-2 Warrants were amended to cover 3,394,930 shares of common stock.
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

We may, under certain circumstances, redeem the Debentures for cash equal to 115% of the aggregate outstanding principal amount plus any accrued and unpaid interest. If we elect to redeem the Debentures, upon such redemption, the Series E Warrants will become exercisable for the number of shares of our common stock into which the Debentures are convertible at the time of such redemption. At June 30, 2008, there was $6,617,000 outstanding on the Debentures, with an associated debt discount of $1,617,000 for a net balance of $5,000,000.
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
On February 29, 2008, we announced that we entered into an amendment to the agreements governing our outstanding Debentures whereby the holders of the Debentures agreed to:
*	defer the principal payment of $266,667 under the Debentures due March 1, 2008 until April 1, 2008; and

*	eliminate the requirement that the Company comply with the financial covenants in the Debentures during the period from December 31, 2007 through April 30, 2008.
See “— Existing Defaults.”
Investor Notes and Related Warrants
On November 18, 2005, we sold $5,000,000 aggregate principal amount of 6.0% subordinated notes. The Investor Notes have a term of four years and mature on November 18, 2009. Interest on the Investor Notes is payable quarterly in arrears. In connection with the sale of the Investor Notes, the purchasers of the notes received (i) Series A Common Stock Purchase Warrants to purchase an aggregate of 2,500,000 shares of our common stock, par value $.01 per share, and (ii) Series B Common Stock Purchase Warrants to purchase an aggregate of 2,500,000 shares of our common stock. The 5,000,000 warrants have a fair value of $4,800,000 and an allocated value of $2,700,000 based on their relative fair value with the associated debt, which was recorded as a debt discount. In addition, the placement agent involved in the offering of the notes and warrants received a Series C Warrant to purchase 200,000 shares of our common stock. All of the Series A Warrants and Series C Warrants have an exercise price of $5.00 per share, are immediately exercisable and expire, subject to certain acceleration events relating to the closing stock price, on November 18, 2009. All of the Series B Warrants have an exercise price of $10.00 per share, are immediately exercisable and expire on November 18, 2009. As of June 30, 2008, there was $5,000,000 outstanding on the Investor Notes with an associated debt discount of $1,338,000, for a net balance of $3,662,000. Additionally, we incurred $674,000 of debt issue costs related to this financing arrangement, which will be amortized over the term of the debt. As a result of the debt discount associated with the value of the warrants the effective interest rate on this transaction was 30%. See “— Existing Defaults.”

Swiss-American Note and Related Warrants
On December 20, 2005, the Company entered into a settlement agreement with Swiss-American Products, Inc. and G. Scott Vogel to resolve all claims related to a lawsuit filed by Swiss-American in June 2001. The settlement agreement provides for, among other things, a cash payment of $400,000 and the issuance of a promissory note in favor of Swiss-American with an original principal balance of $400,000 (the Swiss-American Note, together with the Investor Notes, the Notes). The Swiss-American Note bears interest at the rate of 6.0% per annum, payable quarterly in arrears, and all outstanding principal is due and payable in full, subject to certain mandatory prepayments discussed below, on December 20, 2009. The Swiss-American Note requires mandatory prepayment of all principal and interest in the event that the holder of such note exercises its Series C Warrant, which was also issued as part of the settlement agreement, in full. The Swiss-American Note is subordinate to the Debentures and certain other indebtedness. As of June 30, 2008, there was $400,000 outstanding on the Swiss-American Note. See “— Existing Defaults.”
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
Costa Rica Line of Credit
On February 12, 2007, Sabila Industrial, S.A., one of our wholly-owned subsidiaries, entered into a revolving credit facility with Banco Nacional de Costa Rica for $2,990,000, which matures on February 12, 2010. Borrowings under the facility bear interest at 6-month LIBOR (3.11% as of June 30, 2008) plus 3.0% with a minimum rate of 6%, are secured by land and buildings owned by Sabila, and are guaranteed by one of our principal executive officers.
The loan agreement contains customary representation, warranties and covenants. Borrowings under the facility must be reduced to zero for a minimum of two consecutive weeks in each six month period during the term of the facility. Borrowings under the facility will be used for the general corporate purposes of Sabila and its affiliates, but loans under the facility are non-recourse to us.
As of June 30, 2008 and August 7, 2008 the outstanding balance due to Banco Nacional totaled $2,990,000. The Company borrowed $850,000 on April 1, 2008, $200,000 on April 11, 2008, $300,000 on April 22, 2008, $200,000 on April 29, 2008 and $450,000 on May 15, 2008 from Banco Nacional under a $2,000,000 sub-note under the facility. On June 12, the Company borrowed $990,000 under the credit facility $990,000 sub-note. The $2,000,000 sub-note is due October 1, 2008 and the $990,000 sub-note is due December 12, 2008.
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
Existing Defaults
Debentures
We have triggered a number of defaults under our Debentures, including the failure to pay $2,080,000 of principal and interest payments through August 1, 2008. On February 29, 2008, we announced that we entered into an amendment to the agreements governing the outstanding Debentures whereby the holders of the Debentures agreed to defer the principal payment of $266,667 under the Debentures due March 1, 2008 until April 1, 2008. On April 1, 2008, we did not make either the March 1 or April 1 payments. Subsequently, we have not made the payment due on May 1, June 1, July 1 or August 1, 2008. In addition, payment of the first quarter interest, totaling approximately $176,000, which was due on March 31, 2008, and second quarter interest totaling approximately $304,000, which was due on June 30, 2008, were not made. Not making these payments in a timely manner constitutes an event of default under the Debentures. As a result of this and other defaults, and for so long as such defaults continue, the interest rates applicable to the Debentures will accrue at the default rate of 18% per annum.
We have two financial covenants with respect to the Debentures issued in our $8,000,000 private placement transaction. Our Debentures provide that we maintain a trailing twelve-month revenue of at least $23,500,000 with respect to fiscal quarters in 2007 and at least $25,000,000 thereafter and a secured debt coverage ratio of no less than one. As of December 31, 2007, we were out of compliance with these financial covenants. On March 5, 2008, the holders of the Debentures eliminated, by amendment of the Debentures, the requirement that we comply with these financial covenants from December 31, 2007 until April 30, 2008. As of April 30, 2008 and continuing thereafter, we did not meet these covenants and the investors may not grant any additional waiver. Therefore, we are again not in compliance with these covenants. Due to the uncertainty as to whether the investors will grant future waivers of the financial covenants and the obligation to repurchase all or any portion of the outstanding principal amount of the Debentures if they do not, we, in accordance with generally accepted accounting principles, have recorded $3,050,000 representing all of the outstanding balance of the Debentures and related debt discount as of June 30, 2008, as a current liability.
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
Investor Notes
On April 10, 2008, we failed to make a required quarterly payment of $81,000 for quarterly interest due under the terms of the Notes which were due within 10 days of April 1, 2008. This constituted an event of default. We also failed to make the required quarterly payment of $81,000 by July 10, 2008. Additionally, if the Company’s indebtedness under its Debentures is accelerated, then an event of default under the Notes may occur entitling the holder of the Notes to accelerate all indebtedness under the Notes. As of August 7, 2008 the aggregate principal and accrued interest under the Notes amounted to approximately $5,589,000, which does not include possible additional amounts for attorneys’ fees and costs, costs of collection and other fees, charges and expenses that may be paid or incurred by the holders of the Notes. Due to the uncertainty as to whether the investors will assert these defaults and the obligation of the Company to repurchase all or any portion of the outstanding principal amount of the Notes if they do, the Company, in accordance with generally accepted accounting principles, has recorded $3,662,000 representing all of the outstanding balance of the Notes and related debt discount as of June 30, 2008, as a current liability.
While we have recently had some discussion with the note holders, their willingness or interest to enter into a restructuring arrangement is unknown at this time.
Absent forbearance by our creditors, restructuring of our existing indebtedness and obtaining additional funds to finance our continuing operations, the Company will not be able to continue as a going concern and will likely file for bankruptcy protection or similar relief. In order to cure our existing defaults and obtain liquidity for working capital purposes we intend to (i) pursue the sale of the remaining U.S. manufacturing operations, (ii) restructure our indebtedness and (iii) seek alternate debt and equity funding sources. There can be no assurance that we will be successful in these efforts. If we are unsuccessful in these efforts, we will likely file for bankruptcy.

Real Estate Leases
2001 Walnut Hill Facility: On December 23, 2005, we completed a sale and leaseback transaction involving its corporate headquarters and manufacturing operations located in Irving, Texas to the Busby Family Trust and the Juice Trust, both of which are assignees of the original purchaser, none of which are related to us. The building and land were sold for a total sale price of $4,800,000. Net proceeds from the transaction amounted to $4,100,000, after deducting transaction-related costs and retiring the mortgage note related to the property. We recorded a gain on the transaction of approximately $30,000, which is being amortized over the term of the lease described below. Simultaneously, we agreed to lease the land and building from the purchaser for a period of 15 years, subject to two five-year renewal options. The rental payment for the first five years of the lease term is $470,000 per year and increases by 10.4% for each of the next two five-year increments. Rent for the renewal terms under this lease agreement will be the greater of 95% of the then-current market rent or the rent for the last year prior to renewal. We have accounted for this lease as an operating lease. We have not made rental payments under this lease since May 2008 and have had discussions with the landlord regarding future rent payments. On August 8, 2008, the landlord notified us of a default under the terms of the lease.
1505 Walnut Hill Facility: On January 22, 2001, we entered into a real estate lease with Plazamerica, Inc. to lease a 51,205 square foot building to be used as warehouse and laboratory/office space for a period of 10 years, subject to two five-year renewal options. Rent for the renewal terms under the lease agreement will be at the market rental rate at the time of each renewal. Included in the terms of the lease was the requirement for the landlord to contribute $1,010,000 toward the renovation and improvement of the building. The annual rental for the first three-year period of the lease was $499,000; for the second three-year period, $549,000; for the third three-year period, $602,000, and for the last year, $653,000. The terms of the lease also required us to provide the landlord with a letter of credit in the amount of $800,000 at the beginning of the lease, with annual decreases in the amount required starting in year three. The lease also required us to provide an additional letter of credit when we sold the 2001 Walnut Hill Facility. We have accounted for this lease as an operating lease. We have not made rental payments under this lease since June 2008. The landlord notified us of default of payment in July and August 2008. On August 4, 2008, the landlord withdrew funds from the letter of credit to satisfy the July rent plus late payment penalty. On August 11, 2008, we paid the August 2008 rent.
3000 Gateway Facility: On February 23, 2003, we entered into a real estate lease with Maintenance Warehouse/America Corp. to lease a 58,133 square foot building to be used as warehouse and distribution space for a period of five years and two months, subject to two five-year renewal options. Rent for the renewal terms under the lease agreement will be at the market rental rate at the time of each renewal. The annual rental for the lease was $195,000. On December 4, 2007, we exercised our renewal option and renewed the lease for an additional six-year period, but for only 38,667 square feet of the building. Annual rent during the first three-year period of the renewal period will be $130,000 and for the remaining three-year period will be $133,000. We have accounted for this lease as an operating lease. We have not made rental payments under this lease since June 2008 and in June 2008 we vacated the building. The landlord has not notified us of any default under the terms of this lease.
200 Discovery Drive Facility: On May 25, 2004, we entered into a real estate lease with Texas A&M University to lease 5,364 square foot in a building located in a research park on the Texas A&M University campus, to be used as laboratory and office space for DelSite Biotechnologies for a period of two years, subject to three one-year renewal options at the same rental rates as the original period. The annual rental for the lease is $145,000. On May 1, 2005, the leased premises were increased from 5,364 to 5,773 square feet and the annual rents due were increased to $156,000. On each of June 1, 2006, June 1, 2007 and June 1, 2008, we exercised our renewal option and renewed the lease for additional one-year periods. We have accounted for this lease as an operating lease and all monthly payments have been made on a timely basis.
Raw Materials
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
RESULTS OF OPERATIONS
Quarter ended June 30, 2008, compared to quarter ended June 30, 2007
The following discussion of operating results focuses on our three reportable business segments: DelSite Biotechnologies, Sabila Industrial and Corporate. As the result of a decision by the Board of Directors to shift our strategic focus solely to the development and promotion of DelSite’s technologies and utilization of the manufacturing facilities in Costa Rica which support DelSite, we are in the process of selling the assets supporting our U.S. packaged product manufacturing operations. See the discussion of our shift in strategic focus in the “Company Overview” section above. After the implementation of our new strategic focus and the disposal or discontinuance of our U.S. manufacturing operations, annual revenues for our remaining operations are anticipated to be approximately $15,300,000, or 70.4%, less than our 2007 level of revenues, and annual expenses for our remaining operations, including cost of product sales and selling, general and administrative expense, are anticipated to be approximately $18,300,000, or 63.6%, less than our 2007 level of similar expenses.
Results from Continuing Operations
Revenue
Total revenue for the quarter ended June 30, 2008 increased $165,000, or 9%, to $1,991,000 as compared to $1,826,000 during the quarter ended June 30, 2007.
DelSite Biotechnologies grant revenue for the quarter decreased $127,000, or 32%, to $271,000 as compared to $398,000 for the same quarter last year. The decreased grant revenue was due to the timing of grant related studies.
Sabila Industrial revenue increased $292,000, or 22%, to $1,616,000, versus $1,324,000 for the same quarter last year. Bulk raw materials revenue increased $34,000, or 3% to $1,081,000 primarily due to increased sales to Mannatech. Aloeceuticals revenue increased $46,000, or 65% to $117,000 primarily due to increased sales to a wholesale customer. International drink revenue increased $214,000, or 112% to $405,000 due to the timing of customer purchases. Oral Technology revenue decreased $2,000 to $13,000.
Corporate related royalty income stayed unchanged for the second quarter at $104,000.
Product-Related Gross Margins
Product-related gross margin decreased by $127,000, or 24%, to $399,000 for the quarter ended June 30, 2008 compared to the quarter ended June 30, 2007. This reduction was driven by a contractual price reduction to Mannatech and volume-related increase in product cost for products produced in Costa Rica. Product-related gross margin as a percentage of sales declined to 24.7% in the second quarter of 2008 from 39.8% for the second quarter of last year due primarily to reduced Mannatech margins and product mix.
Selling, General and Administrative Expenses
Sabila Industrial experienced a decrease in selling costs of $15,000, or 10%, as a result of reductions in marketing staff and projects. Corporate administrative costs decreased $51,000, primarily due to staff reductions offset by legal expenses.

Selling, general and administrative expenses totaled $282,000 in the second quarter of 2008 compared to $348,000 for the same period in 2007.
Research and Development
DelSite Biotechnologies related research and development costs decreased to $974,000 for the quarter ended June 30, 2008. This spending represents a 19% decrease over spending for the quarter ended June 30, 2007 of $1,199,000.
Other Income and Interest Expense
Net interest expense increased $687,000 to $1,192,000 for the second quarter of 2008, up from $505,000 in the second quarter of 2007. Debt discount related interested increased $385,000 to $586,000 for the second quarter ended June 30, 2008, up from $201,000 for the second quarter ended June 30 of last year. Of this increase, $326,000 was related to the $8,000,000 private placement. Interest related to amortization of deferred expenses increased $75,000 for the second quarter of 2008 to $162,000 from $87,000 for the second quarter of prior year. This increase was related to the $8,000,000 private placement. In addition, net cash interest expense increased $227,000 to $444,000 for the second quarter 2008, up from $217,000 for the second quarter of 2007, primarily due to lower invested cash balances and the outstanding debenture balances and the increase in interest rate from 10% to 18% on the Debentures.
Income Taxes
The Company recorded no foreign income taxes in the quarter ended June 30, 2008, related to its operations in Costa Rica.
Loss from Discontinued Operations
The Company is currently attempting to sell its U.S. manufacturing operations and has engaged an investment banker to assist in those efforts. These operations, classified as discontinued operations, recorded revenue of $3,854,000 and a loss of $787,000 in the second quarter of 2008 versus revenue of $3,755,000 and a loss of $1,205,000 in the second quarter of 2007. The $418,000 reduction in loss was primarily attributable to improved product mix. See Note Two of our Consolidated Financial Statements for more information.
Net Loss
Net loss for the quarter ended June 30, 2008, increased by $248,000 to $2,461,000, as compared to net loss of $2,213,000 for the quarter ended June 30, 2007. The net loss was attributable to the reasons discussed above. Net loss per share for the second quarter of 2008 was $0.22 per share compared to a net loss per share of $0.20 for the second quarter of 2007. Due to uncertainties surrounding future sales, as well as research and development expenses related to DelSite’s activities, the Company will likely incur losses for the foreseeable future.
Six months ended June 30, 2008, compared to six months ended June 30, 2007
Results from Continuing Operations
Revenue
Total revenue for the six months ended June 30, 2008 increased $55,000, or 2%, to $3,552,000 as compared to $3,497,000 during the six months ended June 30, 2007.
DelSite Biotechnologies grant revenue for the six months increased $89,000, or 14%, to $711,000 as compared to $622,000 for the same six months last year. The increased grant revenue was due to the timing of grant related studies.
Sabila Industrial revenue decreased $33,000, or 1%, to $2,633,000, versus $2,666,000 for the same six months last year. Bulk raw materials revenue decreased $236,000, or 11% to $1,904,000 primarily due to reduced sales to Mannatech.

Aloeceuticals revenue increased $77,000, or 47% to $242,000 primarily due to increased sales to a wholesale customer. International drink revenue increased $134,000, or 40% to $466,000 due to the timing of customer purchases. Oral Technology revenue decreased $8,000 to $22,000 compared to $30,000 for the same period last year.
Corporate royalty income stayed relatively unchanged for the six months at $208,000, versus $209,000 for the same six months last year.
Product-Related Gross Margins
Product-related gross margin decreased by $456,000, or 40%, to $671,000 for the six months ended June 30, 2008 compared to the six months ended June 30, 2007. This reduction was driven by a contractual price reduction to Mannatech and volume-related increase in product cost for products produced in Costa Rica. Product-related gross margin as a percentage of sales declined to 25.5% in the first half of 2008 from 42.3% for the first half of last year due primarily to reduced Mannatech margins and product mix.
Selling, General and Administrative Expenses
Sabila Industrial experienced flat selling costs of $300,000. Corporate administrative costs decreased $29,000, with a reduction in staff related expenses offset by an increase in legal fees. Selling, general and administrative expenses totaled $656,000 in the first half of 2008 compared to $685,000 for the same period in 2007.
Research and Development
DelSite Biotechnologies related research and development costs increased to $2,063,000 for the six months ended June 30, 2008. This spending represents a 9% decrease from spending for the six months ended June 30, 2007 of $2,275,000.
Other Income and Interest Expense
Sabila Industrial experienced a $1,573,000 gain from sale of the unused Los Mangos farm in Costa Rica (see Note Eight of our Consolidated Financial Statements).
Net interest expense increased $1,434,000 to $2,273,000 for the first half of 2008, up from $839,000 in the first half of 2007. Debt discount related interested increased $851,000 to $1,182,000 for the six months ended June 30, 2008, up from $331,000 for the six months ended June 30 of last year. Of this increase, $752,000 was related to the $8,000,000 private placement. Interest related to amortization of deferred expenses increased $195,000 for the first half of 2008 to $325,000 from $130,000 for the first half of the prior year. This increase was related to the $8,000,000 private placement. In addition, net cash interest expense increased $388,000 to $766,000 for the first half of 2008, up from $378,000 for the first half of 2007, primarily due to lower invested cash balances and the outstanding debenture balances and increased interest rates from 10% to 18% on the Debentures.
Income Taxes
The Company recorded no foreign income taxes in the six months ended June 30, 2008, related to its operations in Costa Rica.
Loss from Discontinued Operations
The Company is currently attempting to sell its U.S. manufacturing operations and has engaged an investment banker to assist in those efforts. These operations, classified as discontinued operations, recorded revenue of $6,900,000 and a loss of $2,230,000 in the first half of 2008 versus revenue of $6,844,000 and a loss of $3,019,000 in the first half of 2007. The $789,000 reduction in loss was primarily attributable to improved product mix. See Note Two of our Consolidated Financial Statements for more information.

Net Loss
Net loss for the six months ended June 30, 2008, decreased by $784,000 to $4,059,000, as compared to net loss of $4,843,000 for the six months ended June 30, 2007. The net loss was attributable to the reasons discussed above. Net loss per share for the first half of 2008 was $0.36 per share compared to a net loss per share of $0.44 for the first half of 2007. Due to uncertainties surrounding future sales, as well as research and development expenses related to DelSite’s activities, the Company will likely incur losses for the foreseeable future.
Off-Balance Sheet Arrangements
As of June 30, 2008, the Company had outstanding letters of credit in the amount of $489,000, which are used as security on leases for the Company’s laboratory and warehouse facilities. The Company also has outstanding a letter of credit in the amount of $100,000, which is used as security on the lease for the Company’s corporate headquarters and manufacturing facility.
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
In connection with the audit of our consolidation financial statements for the year ended December 31, 2007, our independent public accountants identified three significant deficiencies with respect to our internal control over financial reporting. A significant deficiency is a deficiency, or combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness yet important enough to merit attention by those responsible for oversight of the Company’s financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statement will not be prevented or detected on a timely basis. There were no deficiencies identified that are material weaknesses.
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
(b) Changes in Internal Control Over Reporting
In the second quarter of 2008, we took the following steps to address these significant deficiencies and to improve our internal controls over financing:
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

Part II OTHER INFORMATION
Item 1. Legal Proceedings
On May 19, 2008, a lawsuit was filed in the District Court, 298th Judicial District , Dallas County, Texas styled as Rochelle Bonini vs. Carrington Laboratories, Inc. Plaintiff alleges that she was discriminated against in violation of the Texas Commission on Human Rights Act (TCHRA), and the Texas Labor Code §§ 21.051-.556. The plaintiff is seeking unspecified damages.
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
We have substantial indebtedness, and under certain circumstances, we may become further indebted. As of August 7, 2008 our current total indebtedness is $15,069,000 (excluding debt discount). We have $6,617,000 in Debentures which mature on April 26, 2010. Principal payments of $266,667 are due monthly and interest payments of approximately $300,000 are due and payable quarterly. Due to our existing defaults, interest under the Debentures is presently accruing at 18% per annum. We have $5,000,000 in notes which mature no later than November 18, 2009. Payments of 6% interest of $75,000 are payable quarterly. We have a $400,000 note to Swiss American which matures December 20, 2009. Payments of 6% interest of $6,000 are paid quarterly. We have a revolving credit facility with Banco Nacional pursuant to which we have drawn $2,990,000. We have a $4,000 note from Sabila Industrial. We also have $62,000 in capital lease obligations. Our existing and anticipated near-term cash flow from operations will not be sufficient to service our indebtedness. Except for our U.S. manufacturing facilities, we presently have insufficient unencumbered assets which we could liquidate to service our debt obligations.
As of August 7, 2008 the outstanding balance due to Banco Nacional totaled $2,990,000, reaching our revolving credit limit. If the bank forecloses on these assets in the future, we will be unable to continue our Costa Rica manufacturing operations, which will likely cause us to file for bankruptcy protection, unless we are able to generate sufficient cash flow from sales of our other assets, through restructuring of our existing indebtedness or through alternate funding sources. We can give no assurances that we will be successful in our efforts to (i) pursue the sale of certain non-strategic assets, (ii) restructure our indebtedness or (iii) seek alternate debt and equity funding sources.
As of August 7, 2008 we have failed to make required payments of principal and interest under Debentures aggregating $2,080,000 and have numerous other existing defaults under the documents governing our Debentures. Under our Debentures, the occurrence of an event of default entitles each holder of such Debentures to require us to pay to such holder 115% of the outstanding principal amount of such debenture plus all accrued and unpaid interest on such debenture.
On April 10, 2008 and July 10, 2008, the Company failed to make required payments aggregating $162,000 for quarterly interest due under the terms of the Notes which were due within 10 days of April 1, 2008 and July 1, 2008, respectively. Each missed payment constituted an event of default. Additionally, if the Company’s indebtedness under its Debentures is accelerated then an event of default under the Notes may occur entitling the holders of the Notes to accelerate all indebtedness under the Notes. As of August 7, 2008 the aggregate principal and total accrued interest under the Notes amounted to approximately $5,589,000, which does not include possible additional amounts for attorney’s fees and costs, costs of collection and other fees, charges and expenses that may be paid or incurred by the holders of the Notes.

We do not have cash to fund our operations.
As of August 7, 2008, we had approximately $52,000 of unrestricted cash. Unless the collateral agent for the holders of our Debentures releases the proceeds from the sale of our wound care product line, we will not have the operating cash we will need to continue our operations. We can provide no assurance that we will be successful in obtaining any of the funds presently held by the collateral agent or that we will be able to obtain the required consent of our creditors to a restructuring plan or that we will be successful in raising the additional cash required to fund operations until we generate sufficient cash flows to fund our operations.
Based on current estimates and our revised strategy, we believe that we will need to raise approximately $7,000,000 to $8,000,000 in additional capital to meet our operating and research and development needs for the next nine months. See Note One of our Consolidated Financial Statements regarding our ability to continue as a going concern.
Our substantial lease obligations could impair our financial condition.
We have substantial lease obligations. As of August 7, 2008, our aggregate unpaid lease obligations totaled $139,000. Our aggregate monthly lease obligations total $115,000. Presently we are unable to meet all of our lease obligations and have received notices of default from several of our landlords. These defaults could materially impair our financial condition and liquidity.
We do not have sufficient liquidity to execute our revised business strategy.
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
As of August 7, 2008, we had unrestricted cash of approximately $52,000. This does not give us sufficient capital to carry on our business as now conducted and proposed to be conducted pursuant to our revised business strategy or provide any reserves for outstanding obligations or anticipated wind-down expenses.
If we are unable to service our existing debt obligations, our creditors could foreclose on certain of our assets, which will likely, among other things, prohibit us from pursuing some, and potentially all, of our new business strategy.
The regulatory process involved in the clinical trials of our DelSite products is long and capital intensive. We do not have sufficient capital resources, at this time, to fund the process to completion, and, as a result, we may not be able to bring DelSite’s products to market.
We will need to raise additional financing.
We will need to raise a substantial amount of additional capital to fund our future operations. We have issued securities, including Debentures and warrants in recent financings which may make it more difficult to raise additional capital. There can be no assurance that additional financing will be available when needed on terms acceptable to us, or at all. If additional funds are raised by issuing equity securities, further dilution to existing shareholders will result and future investors may be granted rights superior to those of existing shareholders.
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
A few large customers account for most of our revenue. Sales to Mannatech, Inc., a customer in our Sabila Industrial segment, accounted for 19.1% and 19.1% of our total revenue during the six months ended June 30, 2008 and 2007, respectively. Sales to Bare Escentuals accounted for 9.8% and 3.9% of revenue for the six months ended June 30, 2008 and 2007, respectively. Sales to Medline, accounted for 41.6% and 35.1% of our total revenue for the six months ended June 30, 2008 and 2007, respectively. After the implementation of our new strategic focus and the disposal or discontinuance of our U.S. manufacturing operations, Bare Escentuals and Medline will no longer be a part of remaining operations. We expect that, for the foreseeable future, sales to a limited number of customers will continue to account, alone or in the aggregate, for a high percentage of our net revenues. Dependence on a limited number of customers exposes us to the risk that order reductions from any one customer can have a material adverse effect on our financial position and results of operations. In 2007, sales to Mannatech were at the minimum contractual level. This represented a decrease of $1,800,000, or 27.2% from 2006 levels for Mannatech and Natural Alternatives combined and represented 41.6% of revenues for the Consumer Services Divisions in 2007. The Company anticipates 2008 sales to Mannatech under the agreement to be $4,700,000, which is at the minimum levels required by the agreement. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Company Overview.” As a result of our change in business strategy, absent other sources of funding such as grant revenue, licensing revenues or debt and equity capital, our business will be substantially dependent upon our sales to Mannatech, Inc.
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
We could be required to make substantial cash payments upon an event of default, a failure to meet certain financial covenants or a change of control under our senior secured convertible debentures and related warrants, and, because the senior secured convertible debentures are secured, holders of the senior secured convertible debentures could take action against our assets upon an event of default.
Our Debentures provide for events of default including, among others, payment defaults, cross-defaults, breaches of any representation, warranty or covenant that is not cured within the proper time periods, failure to perform certain required activities in a timely manner, our common stock no longer being listed on an eligible market, the effectiveness of the resale registration statement we filed on behalf of the Debentures lapsing beyond a specified period and certain bankruptcy-type events involving us or any significant subsidiary. Upon an event of default, the holders of the Debentures may elect to require us to repurchase all or any portion of the outstanding principal amount of the Debentures for a purchase price equal to 115% of such outstanding principal amount, plus all accrued but unpaid interest. As a result of our sale of certain of our Costa Rica assets, we are in default under the documents governing our Debentures. We currently have numerous defaults under our Debentures. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Our Debentures also provide that we maintain a trailing twelve-month revenue of at least $23,500,000 with respect to fiscal quarters in 2007 and at least $25,000,000 thereafter and a secured debt coverage ratio of no less than one. If we fail to meet these covenants, the holders of the Debentures may elect to require us to repurchase all or any portion of the outstanding principal amount of the Debentures for a purchase price equal to 115% of such outstanding principal amount, plus all accrued but unpaid interest on five business days notice. We are currently out of compliance with these financial covenants.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not Applicable.
Item 3. Default Upon Senior Securities
See Managements Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Existing Defaults.
Item 4. Submission of Matters to a Vote of Security Holders
(a) The annual meeting of the shareholders of the Company was held on June 26, 2008.
(b) Proxies were solicited by the Board of Directors of the Company pursuant to Regulation 14A under the Securities and Exchange Act of 1934; there was no solicitation in opposition to the Board of Directors’ nominees for directors as listed in the proxy statement; and such nominees were duly elected as reported below.
(c) Out of a total of 11,120,712 shares of the Company’s common stock outstanding and entitled to vote, 9,847,807 shares were present in person or by proxy, representing approximately 88.5% of the outstanding shares.
The matter voted on by the shareholders, as fully described in the proxy statement for the annual meeting, was the election of four directors. The following table presents the number of shares voted for, voted against, and withheld for each nominee for director.

NOMINEES FOR DIRECTOR	NUMBER OF VOTES FOR	NUMBER OF VOTES WITHHELD
Dr. Alex McPherson	9,509,088	338,719
Ronald R. Blanck, D.O.	9,524,188	323,619
R. Dale Bowerman	9,507,588	340,219
Edwin Meese, III	9,524,176	323,631
The other two directors of the Company were elected to terms that did not expire at the 2008 annual meeting. Dr. Carlton, E. Turner and Thomas J. Marquez are currently serving terms expiring in 2009.
The second matter voted on by the shareholders, as fully described in the proxy statement for the annual meeting, was a proposal to amend the Company’s Restated Articles of Incorporation to change the Company’s name from “Carrington Laboratories, Inc.” to “DelSite, Inc.”. The proposal was adopted with the holders of 9,700,213 shares voting in favor. The holders of 131,187 voted against the proposal, and the holders of 16,403 shares abstained from voting.
The third matter voted on by the shareholders, as fully described in the proxy statement for the annual meeting, was a proposal to amend the Company’s Restated Articles of Incorporation to increase the number of authorized shares from 51,000,000 shares to 150,000,000 shares. The proposal was adopted with the holders of 8,612,708 shares voting in favor. The holders of 1,181,287 voted against the proposal, and the holders of 53,806 shares abstained from voting.

The fourth matter voted on by the shareholders, as fully described in the proxy statement for the annual meeting, was a proposal to amend the Company’s Employee Stock Purchase Plan to increase the number of shares of Common Stock issuable from 1,250,000 shares to 2,000,000 shares. The proposal was adopted with the holders of 3,697,143 shares voting in favor. The holders of 890,785 shares voted against the proposal, and the holders of 31,469 shares abstained from voting.
The fifth matter voted on by the shareholders, as fully described in the proxy statement for the annual meeting, was a proposal to amend the Company’s 2004 Stock Option Plan to increase (i) the aggregate number of shares of Common Stock issuable under the plan from 2,000,000 shares to 8,000,000 shares, and (ii) the aggregate number of shares of Common Stock for which options may be granted to an employee during a calendar year from 300,000 shares to 1,000,000 shares. The proposal was adopted with the holders of 3,432,362 shares voting in favor. The holders of 1,117,447 shares voted against the proposal, and the holders of 69,588 shares abstained from voting.
Item 6. Exhibits
31.1	Rule 13a-14(a)/15d-14(a) Certification.

31.2	Rule 13a-14(a)/15d-14(a) Certification.

32.1	Section 1350 Certification.

32.2	Section 1350 Certification.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DELSITE, INC. (Registrant)
Date: August 14, 2008	By:	/s/ Carlton E. Turner
Carlton E. Turner,
President and Chief Executive Officer (principal executive officer)

Date: August 14, 2008	By:	/s/ Robert W. Schnitzius
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