Form 10-Q
period 2008-09-30
DELSITE, INC.
filed 2008-11-13
CIK 718007

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of the registrant’s common stock outstanding as of November 11, 2008, was 11,169,241.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
DelSite, Inc.
Condensed Consolidated Balance Sheets
(Amounts in thousands)

	September 30,	December 31,
	2008	2007
	(unaudited)
ASSETS:
Current Assets:
Cash and cash equivalents	$113	$1,185
Accounts receivable, net	616	2,348
Inventories, net	1,484	1,216
Prepaid expenses	388	147
Assets from discontinued operations	2,024	2,854

Total current assets	4,625	7,750

Cash, restricted	325	489
Property, plant and equipment, net	3,809	4,368
Other assets, net	1,067	1,558

Total assets	$9,826	$14,165

LIABILITIES AND SHAREHOLDERS’ DEFICIT:
Current Liabilities:
Line of credit	$2,990	$2,990
Accounts payable	1,995	1,697
Accrued liabilities	2,742	1,440
Current portion of long-term debt and capital lease obligations	6,906	4,167
Deferred revenue	264	485
Liabilities related to assets from discontinued operations	413	262

Total current liabilities	15,310	11,041

Long-term debt and capital lease obligations, net of debt discount	15	4,892

Commitments and contingencies	—	—

Shareholders’ Deficit:
Common stock	112	110
Capital in excess of par value	62,083	61,283
Accumulated deficit	(67,691)	(63,158)
Treasury stock at cost	(3)	(3)

Total shareholders’ deficit	(5,499)	(1,768)

Total liabilities and shareholders’ deficit	$9,826	$14,165

The accompanying notes are an integral part of these statements.

DelSite, Inc.
Condensed Consolidated Statements of Operations (unaudited)
(Dollar amounts and shares in thousands, except per share amounts)

	Three Months Ended
	September 30,
	2008	2007

Revenues:
Net product sales	$1,868	$1,972
Grant income	91	776
Royalty income	197	104

Total revenues	2,156	2,852

Costs and expenses:
Cost of product sales	1,076	1,265
Selling, general and administrative	303	334
Research and development-DelSite	949	1,300
Other income	(1)	(8)
Interest expense, net	1,180	932

Loss from continuing operations before income taxes	(1,352)	(971)
Benefit for income taxes	—	—

Loss from continuing operations	(1,352)	(971)
Gain/(loss) from discontinued operations, net of taxes	876	(1,278)

Net loss	$(476)	$(2,249)

Basic and diluted loss per share — continuing operations	$(0.12)	$(0.10)

Basic and diluted loss per share — discontinued operations	$0.08	$(0.11)

Basic and diluted loss per share — net loss	$(0.04)	$(0.21)

Basic and diluted average shares outstanding	11,165	10,927
The accompanying notes are an integral part of these statements.

DelSite, Inc.
Condensed Consolidated Statements of Operations (unaudited)
(Dollar amounts and shares in thousands, except per share amounts)

	Nine Months Ended
	September 30,
	2008	2007

Revenues:
Net product sales	$4,501	$4,638
Grant income	802	1,398
Royalty income	405	313

Total revenues	5,708	6,349

Costs and expenses:
Cost of product sales	3,038	2,804
Selling, general and administrative	959	1,019
Research and development-DelSite	3,012	3,575
Gain on sale of land	(1,573)	—
Other income	(1)	(25)
Interest expense, net	3,453	1,771

Loss from continuing operations before income taxes	(3,180)	(2,795)
Benefit for income taxes	—	—

Loss from continuing operations	(3,180)	(2,795)
Loss from discontinued operations, net of taxes	(1,353)	(4,297)

Net loss	$(4,533)	$(7,092)

Basic and diluted loss per share — continuing operations	$(0.29)	$(0.26)

Basic and diluted loss per share — discontinued operations	$(0.12)	$(0.39)

Basic and diluted loss per share — net loss	$(0.41)	$(0.65)

Basic and diluted average shares outstanding	11,124	10,912
The accompanying notes are an integral part of these statements.

DelSite, Inc.
Condensed Consolidated Statements of Cash Flows (unaudited)
(Dollar amounts in thousands)

	Nine Months Ended
	September 30,
	2008	2007
Operating activities:
Net loss	$(4,533)	$(7,092)
Loss from discontinued operations	(1,353)	(4,297)

Loss from continuing operations	(3,180)	(2,795)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision (Recovery) for bad debt	(64)	357
Provision (Recovery) for inventory obsolescence	(29)	122
Gain on disposal of land	(1,573)	—
Depreciation and amortization	514	998
Interest expense related to debt discount	1,749	801
Amortization of deferred expenses	489	299
Share-based compensation expense	727	226
Changes in assets and liabilities:
Restricted cash	164
Receivables	1,797	(36)
Inventories	(239)	(656)
Prepaid expenses	(241)	(272)
Other assets	—	(1,018)
Accounts payable and accrued liabilities	1,600	1,433
Deferred revenue	(221)	(293)

Net cash provided by (used in) operating activities	1,493	(834)

Investing activities:
Proceeds from disposal of land	1,621	—
Purchases of property, plant and equipment	(1)	(218)

Net cash provided by (used in) investing activities	1,620	(218)

Financing activities:
Principal payments on debt and capital lease obligations	(3,888)	(155)
Retirement of Comerica line of credit	(2,990)	(1,811)
Line of credit borrowing	2,990	2,000
Issuances of common stock	75	57
Issuance of convertible debt	—	8,000

Net cash provided by (used in) financing activities	(3,813)	8,091

Net cash — discontinued operations:
Operating activities	(372)	(4,175)
Investing activities	—	—

Net decrease in cash and cash equivalents	(1,072)	2,864
Cash and cash equivalents, beginning of period	1,185	878

Cash and cash equivalents, end of period	$113	$3,742

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$305	$661
The accompanying notes are an integral part of these statements.

Notes to Condensed Consolidated Financial Statements (unaudited)
(1) Condensed Consolidated Financial Statements:
The condensed consolidated balance sheet as of September 30, 2008, the condensed consolidated statements of operations for the nine-month periods ended September 30, 2008 and 2007 and the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2008 and 2007 of DelSite, Inc., (the “Company”) have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments (which include all normal recurring adjustments) necessary to present fairly the consolidated financial position, results of operations and cash flows for all periods presented have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. The results of operations for the nine-month period ended September 30, 2008 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2008. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
The accompanying financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business. The Company incurred a net loss of $4,533,000 during the nine months ended September 30, 2008. Primarily as the result of its significant investment in the research and development activities of its wholly owned subsidiary DelSite Biotechnologies, Inc. (“DelSite Biotechnologies”), the Company previously reported cumulative net losses of $17,400,000 and used cash from operations of $11,100,000 during the two years ended December 31, 2007. The Company projects a net loss for fiscal 2008. These conditions raise doubt about the Company’s ability to continue as a going concern.
In November 2007, the Company’s Board of Directors decided to shift its long-term strategic focus solely to the development and promotion of DelSite Biotechnologies’ technologies and utilization of the manufacturing facilities in Costa Rica which support DelSite Biotechnologies. Key components of this strategy going forward are to:
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
See Note 13 for discussion on the Costa Rica facility.
As a result of this shift in strategic focus, the Company’s packaged product manufacturing operations in the United States, which have experienced operating losses in recent years and are not anticipated to provide sufficient revenues to support its development of DelSite Biotechnologies’ technologies as the Company moves forward, no longer fit within the Company’s strategy and the Company is in the process of selling the assets supporting its U.S. packaged product manufacturing operations. In January 2008, the Company committed to sell its U.S. manufacturing operations and engaged the investment banking firm of Milkie/Ferguson Investments, Inc. to represent it in the sale process. On July 28, 2008, the Company sold its wound care product line, including product formulations, related copyrights, trademarks and patents and specified finished goods inventory, to Medline Industries, Inc. (“Medline”) for $2,762,000. Medline also assumed certain liabilities totaling approximately $195,000. In addition, as a part of the transaction the Distribution and Licensing Agreement and Trademark Security Agreement, which governed distribution of the wound care products in the U.S., Canada and Puerto Rico, as well as the Supply Agreement, which governed the manufacture of Medline-branded products by the Company, were all cancelled as of the sale date. All of the proceeds from the sale were delivered to the collateral agent for the holders of the Company’s senior secured convertible debentures (“Debentures”). See Note 13 for a discussion on the application of the Medline proceeds.

The Company is still actively engaged in pursuing a transaction to sell the remaining manufacturing capacity and formulation database to prospective buyers, but can provide no assurance that such a transaction will be consummated. See Note 13 for a discussion on the Costa Rica facility.
In accordance with generally accepted accounting principles, the results of the U.S. manufacturing operations are reported as discontinued operations in the Statement of Operations and its associated assets and liabilities are classified separately on the Company’s balance sheet. Prior periods have been reclassified to conform to the current period presentation.
The Company’s implementation of this shift in its strategic focus is wholly contingent upon its ability to overcome its significant liquidity issues. The Company is presently in default under several of its debt instruments and is in the process of attempting to restructure its existing indebtedness. As a result of some of these defaults, the Company has classified $8,447,000 of its long-term debt as current, all of which is subject to immediate acceleration at the option of certain of its lenders. The Company is also currently in default under two of its long term real estate leases due to unpaid rents. Unless the Company is able to restructure its existing indebtedness, obtain waivers or forbearance from its existing lenders and landlords and raise significant additional capital ($300,000 to $500,000) within the next 15 days and $4,000,000 to $5,000,000 for the next eight months, management believes that it is unlikely that the Company will be able to meet its obligations as they become due and to continue as a going concern. As a result, absent such circumstances, the Company will likely file for bankruptcy or seek similar protection. See “Management’s Discussion & Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”
The Company presently does not have sufficient cash to continue its operations absent the proceeds from a sale of additional assets being held for sale or from additional debt or equity transactions. The proceeds from the sale of the wound care product line to Medline were delivered to the collateral agent for the holders of the Debentures. See Note 13 for a discussion on the application of the Medline proceeds. The Company is currently negotiating with the Debenture holders regarding the restructure of the terms of the Debentures or extinguishment of the Debentures at a significant discount, but there can be no assurance of the success of these negotiations.
Further, there are currently no commitments in place for any additional debt or equity transactions, nor can assurances be given that such financing will be available. While the Company is working to raise the capital necessary to fund operations and achieve successful commercialization of the products under development, there can be no assurances in that regard.
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
(2) Discontinued Operations:
During the first quarter 2008, the Company initiated a plan to sell its U.S. manufacturing operations (see Note One of the Consolidated Financial Statements above for a detailed description of the plan). These operations for sale include all of what was previously reported in the Medical Services segment and a portion of the business reported in the Consumer Services segment.
The Company has assessed the fair value of its U.S. manufacturing operations less disposal costs and concluded that there is no impairment in the carrying value of these assets.

Summarized operating results of the U.S. manufacturing business are as follows:

	For the three months ended		For the nine months ended
	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007
Revenues	$1,409	$3,367	$8,309	$10,481
Expenses	2,567	4,915	11,700	14,778

Operating loss	(1,158)	(1,278)	(3,391)	(4,297)
Gain on sale of assets held for sale	2,035	—	2,035	—

Tax benefit	—	—	—	—

Net income/(loss)	$876	$(1,278)	$(1,353)	$(4,297)

The carrying amounts of the significant classes of assets and liabilities related to discontinued operations are as follows:

(Dollar amounts in thousands)	September 30, 2008	December 31, 2007
Inventories	$1,221	$2,051
Property, plant and equipment	803	803

Total assets	$2,024	$2,854

Other liabilities	$413	$262

Total liabilities	$413	$262

In connection with the classification as discontinued operations, these assets will no longer be subject to depreciation.
Other liabilities include deferred rent associated with leased buildings.
(3) New Pronouncements:
In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements.” This Statement defines fair value, establishes a framework for measuring fair value, and expands disclosure about fair value measurements. SFAS No. 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. The provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007. The Company recorded no effect from the adoption of SFAS No. 157 during the quarter ending September 30, 2008.
In February 2007, the FASB issued SFAS No. 159 “Fair Value Option for Financial Assets and Financial Liabilities.” This statement’s objective is to reduce both complexity in accounting for financial instruments and volatility in earnings caused by measuring related assets and liabilities differently. This statement also requires information to be provided to the readers of financial statements to explain the choice to use fair value on earnings and to display the fair value of the assets and liabilities chosen on the balance sheet. This statement is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. The Company recorded no effect from the adoption of SFAS No. 159 during the quarter ending September 30, 2008.
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
Stock-based compensation expense recognized during a period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during that period. Stock-based compensation expense recognized in the statement of operations for the nine months ended September 30, 2008, included compensation expense for share-based payment awards granted on January 5, 2006, May 18, 2006, May 17, 2007, July 19, 2007, November 8, 2007, January 18, 2008, June 5, 2008, June 27, 2008, August 18, 2008, September 2, 2008 and September 19, 2008. The Company uses the straight-line method of attributing the value of stock-based compensation to expense. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. For the options granted on January 5, 2006, forfeitures were estimated at zero; for the options granted on May 18, 2006, forfeitures were estimated at 6%; for the options granted on May 17, 2007, forfeitures were estimated at zero; for the option granted July 19, 2007, forfeitures were estimated at 10%; for options granted November 8, 2007 forfeitures were estimated at 10%; for options granted January 18, 2008 forfeitures were estimated at 10%; for options granted June 5, 2008, June 27, 2008, August 18, 2008, and September 2, and September 19, 2008 forfeitures were estimated at zero. Additionally, for all options granted in 2006 the vesting period is 50% after one year and the remainder after two years, while the vesting period for the options granted on May 17, 2007 and July 19, 2007 is one third on the date of grant, one third after one year and the remaining third after two years. For all options granted after the July 19, 2007 options, the vesting was 100% upon grant date. The contractual life of all of these options is 10 years and the source of the shares to be issued upon exercise will be from new shares.
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

	Risk-free	Expected	Expected	Expected
September 30,	Interest Rate	Life	Volatility	Dividends
2008	5.75%	5 years	114%	—
The consolidated financial statements as of and for the nine months ended September 30, 2008, reflect the impact of SFAS 123(R). Stock-based compensation expense recognized under SFAS 123(R) for the nine months ended September 30, 2008 was $727,000. There was $226,000 of stock-based compensation expense related to employee stock options recognized during the nine months ended September 30, 2007.
There were 2,383,515 stock options granted during the nine months ended September 30, 2008. The weighted average estimated grant date fair value, as defined by SFAS 123(R), for options granted under the Company’s stock option plan during the nine months ended September 30, 2008, was $0.26 per share.
As of September 30, 2008, $121,000 of unrecognized compensation costs related to non-vested awards is expected to be recognized over the course of the following 9 months.

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
The following data shows the amounts used in computing EPS and their effect on the weighted-average number of common shares and dilutive common share equivalents for the three months ended September 30, 2008 and 2007. At September 30, 2008, 4,233,482 common stock options and 13,364,617 warrants were excluded from the diluted EPS calculation, as their effect was antidilutive. At September 30, 2007, 2,024,298 common stock options and 13,364,617 warrants were excluded from the diluted EPS calculation, as their effect was antidilutive. The amounts are rounded to the nearest thousand, except per share amounts.

	For the three months ended			For the three months ended
	September 30, 2008			September 30, 2007
			Per			Per
	Loss	Shares	Share	Loss	Shares	Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic EPS:
Net loss available to common shareholders	$(476)	11,165	$(0.04)	$(2,249)	10,927	$(0.21)
Effect of dilutive securities:
Stock options and warrants	0	0	0	0	0	0

Diluted EPS:
Net loss available to common shareholders plus assumed conversions	$(476)	11,165	$(0.04)	$(2,249)	10,927	$(0.21)

The following data shows the amounts used in computing EPS and their effect on the weighted-average number of common shares and dilutive common share equivalents for the nine months ended September 30, 2008 and 2007. At September 30, 2008, 4,233,482 common stock options and 13,364,617 warrants were excluded from the diluted EPS calculation, as their effect was antidilutive. At September 30, 2007, 2,024,298 common stock options and 13,364,617 warrants were excluded from the diluted EPS calculation, as their effect was antidilutive. The amounts are rounded to the nearest thousand, except per share amounts.

	For the nine months ended			For the nine months ended
	September 30, 2008			September 30, 2007
			Per			Per
	Loss	Shares	Share	Loss	Shares	Share
	(Numerator)	(Denominator)	Amount	(Numerator)	(Denominator)	Amount
Basic EPS:
Net loss available to common shareholders	$(4,533)	11,124	$(0.41)	$(7,092)	10,912	$(0.65)
Effect of dilutive securities:
Stock options and warrants	0	0	0	0	0	0

Diluted EPS:
Net loss available to common shareholders plus assumed conversions	$(4,533)	11,124	$(0.41)	$(7,092)	10,912	$(0.65)

(6) Customer/Credit Concentration:
Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of trade accounts receivable. The Company’s customers are not concentrated in any specific geographic region but are concentrated in the health and personal care industry. Significant sales, defined as amounts in excess of ten percent (10%) of revenue, were made to one customer. Sales to Mannatech, Inc. (“Mannatech”), a customer in the Sabila Industrial segment, accounted for 77.4% and 70.2% of the Company’s total revenue during the nine months ended September 30, 2008 and 2007, respectively.
Customers with significant accounts receivable balances as of September 30, 2008, defined as amounts in excess of ten percent (10%) of gross receivables included Mannatech ($394,000), Medline ($106,000), and Bare Escentuals ($100,000). Of these amounts, all had been collected as of October 17, 2008.
(7) Inventories:
The following summarizes the components of inventory (in thousands):

	September 30, 2008	December 31, 2007
Raw materials and supplies	$713	$730
Work-in-process	246	256
Finished goods	574	290
Less obsolescence reserve	(49)	(60)

Total	$1,484	$1,216

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
On November 18, 2005, the Company sold $5,000,000 aggregate principal amount of 6.0% subordinated notes (the “Investor Notes”) The Investor Notes mature, subject to certain mandatory prepayments discussed below, on November 18, 2009. Interest on the Investor Notes is payable quarterly in arrears. The Investor Notes require mandatory prepayment of all principal and interest in the event that the holder of such note exercises its Series A Warrant, which was also issued as part of the transaction, in full. The Investor Notes are subordinate to the Debentures and certain other indebtedness. As of September 30, 2008, there was $5,000,000 outstanding principal balance on the Investor Notes with an associated debt discount due to the valuation of the warrants in the transaction of $1,142,000 for a net balance of $3,858,000. As of October 30, 2008, $225,000 in accrued and payable interest has not been paid. Additionally, the Company incurred $674,000 of debt issue costs related to this financing arrangement, which will be amortized using the effective interest method over the term of the debt. As a result of the debt discount associated with the value of the warrants the effective interest rate on the debt is 30%.

On December 20, 2005, the Company entered into a settlement agreement with Swiss-American Products, Inc. (“Swiss-American”) and G. Scott Vogel to resolve all claims related to a lawsuit filed by Swiss-American in June 2001. The settlement agreement provided for, among other things, a cash payment of $400,000 and the issuance of a promissory note in favor of Swiss-American with an original principal balance of $400,000 (the “Swiss-American Note”, together with the Investor Notes, the “Notes”). The Swiss-American Note bears interest at the rate of 6.0% per annum, payable quarterly in arrears, and all outstanding principal is due and payable in full, subject to certain mandatory prepayments discussed below, on December 20, 2009. The Swiss-American Note requires mandatory prepayment of all principal and interest in the event that the holder of such note exercises its Series C Warrant, which was also issued as part of the settlement agreement, in full. The Swiss-American Note is subordinate to the $8,000,000 Debentures and certain other indebtedness. As of September 30, 2008, there was $400,000 outstanding on the Swiss-American Note. As of October 30, 2008, $18,000 in accrued and payable interest had not been paid.
On April 10, 2008, July 10, 2008 and October 10, 2008, the Company failed to make required payments aggregating $243,000 for quarterly interest due under the terms of the Notes which were due within 10 days of April 1, 2008, July 1, 2008 and October 1, 2008, respectively. Each missed payment constituted an event of default. Additionally, if the Company’s indebtedness under its Debentures is accelerated, then an event of default under the Notes may occur entitling the holders of the Notes to accelerate all indebtedness under the Notes. As of October 30, 2008 the aggregate principal and total accrued interest under the Notes amounted to approximately $5,643,000, which does not include possible additional amounts for attorney’s fees and costs, costs of collection and other fees, charges and expenses that may be paid or incurred by the holders of the Notes. Due to the uncertainty as to whether the investors will assert these defaults and the obligation of the Company to repurchase all or any portion of the outstanding principal amount of the Notes if they do, the Company, in accordance with generally accepted accounting principles, has recorded $4,258,000 representing all of the outstanding balance of the Notes and related debt discount as of September 30, 2008, as a current liability.
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
On April 1, 2008, the Company borrowed $850,000 from Banco Nacional under a $2,000,000 sub-note under the facility. The Company borrowed additional funds on the sub-note as follows: $200,000 on April 11, 2008, $300,000 on April 22, 2008, $200,000 on April 29, 2008 and $450,000 on May 15, 2008. The $2,000,000 sub-note was due October 1, 2008. See Note 13 regarding payment of the $2,000,000 sub-note.
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

On June 12, 2008, the Company borrowed $990,000 under an additional sub-note, which is due December 12, 2008. As of September 30, 2008 and October 30, 2008 the outstanding balance due to Banco Nacional totaled $2,990,000. On April 25, 2007, the Company entered into a securities purchase agreement (the “Purchase Agreement”) in connection with an $8,000,000 private placement of Debentures and common stock warrants with a group of institutional investors.
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
The conversion price for the Debentures is subject to adjustment for stock splits, stock dividends, combinations, distributions of assets or evidence of indebtedness, mergers, consolidations, sales of all or substantially all assets, tender offers, exchange offers, reclassifications or compulsory share exchanges. In addition, subject to certain exceptions, the conversion price for the Debentures is subject to anti-dilution adjustments from time to time if the Company issues common stock or convertible securities at a price below the then-current conversion price for the Debentures or the then current market price of its common stock. As of September 30, 2008, there was $6,617,000 outstanding on the Debentures and the collateral agent for the Debenture holders was also holding the $2,762,000 proceeds from the sale of the wound care product line to Medline. See Note 13 for a discussion on the application of the Medline proceeds. As of September 30, 2008, there were principal payments payable but unpaid of $1,600,000 and $778,000 in payable but unpaid interest. These amounts had not been paid as of October 30, 2008.
The Company’s Debentures also provide that it maintains a trailing twelve-month revenue of at least $23,500,000 with respect to fiscal quarters in 2007 and at least $25,000,000 thereafter and a secured debt coverage ratio of no less than one. As of December 31, 2007, the Company was out of compliance with these financial covenants. On March 5, 2008, the holders of the Debentures eliminated, by amendment of the Debentures, the requirement that the Company comply with these financial covenants from December 31, 2007 until April 30, 2008. As of April 30, 2008 and continuing thereafter, the Company did not meet these covenants and the investors have not granted any additional waiver. Therefore, the Company is again not in compliance with these covenants. Due to the uncertainty as to whether the investors will grant future waivers of the financial covenants and the obligation of the Company to repurchase all or any portion of the outstanding principal amount of the Debentures if they do not, the Company, in accordance with generally accepted accounting principles, has recorded $5,371,000 representing all of the outstanding balance of the Debentures, less the proceeds of the sale of the wound care product line to Medline, and related debt discount as of September 30, 2008, as a current liability.

The Company has triggered a number of defaults under its Debentures, including the failure to pay $13,164,000 of principal and interest payments through October 30, 2008. On February 29, 2008, the Company announced that it entered into an amendment to the agreements governing its outstanding Debentures whereby the holders of the Debentures agreed to defer the principal payment of $266,667 under the Debentures due March 1, 2008 until April 1, 2008. On April 1, 2008, the Company did not make either the March 1 or April 1 payments. The Company also did not make the payment due on the first day of each month in the period of May through November, 2008. In addition, payment of the first quarter interest, totaling approximately $176,000, which was due on March 31, 2008, second quarter interest totaling approximately $304,000, which was due on June 30, 2008, and third quarter interest, totaling approximately $304,000, which was due on September 30, 2008, were not made. Not making these payments in a timely manner constitutes an event of default under the Debentures. As a result of this and other defaults, and for so long as such defaults continue, the interest rates applicable to the Debentures will accrue at the default rate of 18% per annum.
Under the Company’s Debentures, the occurrence of an event of default entitles each holder of such Debentures to require the Company to pay to such holder 115% of the outstanding principal amount of such debenture plus all accrued and unpaid interest on such Debenture. As of October 30, 2008 the aggregate amount of principal and interest payments due but not paid under the Debentures amounted to approximately $2,694,000, but this amount does not include possible additional amounts for unpaid interest at the default rate, attorneys’ fees and costs, costs of collection and other fees, charges and expenses that may be paid or incurred by the holder of the Debentures. At this time, the Company has not received notice from any of the Debenture holders with respect to any event of default.
(9) Income Taxes:
The tax effects of temporary differences including net operating loss carryforwards have given rise to net deferred tax assets. At September 30, 2008 and December 31, 2007, the Company provided a valuation allowance against the entire balance of the net deferred tax assets due to the uncertainty as to the realization of the asset. At December 31, 2007, the Company had net operating loss carryforwards of approximately $51,000,000 for federal income tax purposes, which begin to expire in 2009, and research and development tax credit carryforwards of approximately $174,000, all of which are available to offset federal income taxes due in current and future periods. For the three-month periods ended September 30, 2008 and 2007, the Company recognized no benefit for income taxes.
For the nine-month periods ended September 30, 2008, and September 30, 2007, respectively, the Company incurred no foreign income tax expense.
(10) Contingencies:
From time to time in the normal course of business, the Company is a party to various matters involving claims or possible litigation. Management believes the ultimate resolution of these matters will not have a material adverse effect on the Company’s financial position or results of operations.

(11) Commitments:
2001 Walnut Hill Facility
On December 23, 2005, the Company completed a sale and leaseback transaction involving its corporate headquarters and manufacturing operations located in Irving, Texas to the Busby Family Trust and the Juice Trust, both of which are assignees of the original purchaser, none of which are related to the Company. The building and land were sold for a total sale price of $4,800,000. Net proceeds from the transaction amounted to $4,100,000, after deducting transaction-related costs and retiring the mortgage note related to the property. The Company recorded a gain on the transaction of approximately $30,000, which is being amortized over the term of the lease described below. Simultaneously, the Company agreed to lease the land and building from the purchaser for a period of 15 years, subject to two five-year renewal options. The rental payment for the first five years of the lease term is $470,000 per year and increases by 10.4% for each of the next two five-year increments. Rent for the renewal terms under this lease agreement will be the greater of 95% of the then-current market rent or the rent for the last year prior to renewal. The Company has accounted for this lease as an operating lease. The Company has not made rental payments under this lease since May 2008 and has had discussions with the lessor regarding future rent payments. On August 8, 2008, the lessor notified the Company of a default under the terms of the lease. On September 3, 2008, the lessor drew $100,000 under the standby letter of credit provided by the Company, which represented the entire balance available under the letter of credit, in partial satisfaction of the unpaid rents due.
1505 Walnut Hill Facility
On January 22, 2001, the Company entered into a real estate lease with Plazamerica, Inc. to lease a 51,205 square foot building to be used as warehouse and laboratory/office space for a period of 10 years, subject to two five-year renewal options. Rent for the renewal terms under the lease agreement will be at the market rental rate at the time of each renewal. Included in the terms of the lease was the requirement for the landlord to contribute $1,010,000 toward the renovation and improvement of the building. The annual rental for the first three-year period of the lease was $499,000; for the second three-year period, $549,000; for the third three-year period, $602,000, and for the last year, $653,000. The terms of the lease also required the Company to provide the landlord with a letter of credit in the amount of $800,000 at the beginning of the lease, with annual decreases in the amount required starting in year three. The lease also required the Company to provide an additional letter of credit when it sold the 2001 Walnut Hill Facility. The Company has accounted for this lease as an operating lease. In April, May and June, 2008, the Company’s rent payments were made one to two weeks after the due date. The Company did not make its July rent payment and its August payment was not paid when due. The lessor notified the Company of default of payment in July and August 2008 and on August 4, 2008, the lessor withdrew funds from the letter of credit to satisfy the July rent plus late payment penalty. On August 11, 2008, the Company paid the August 2008 rent. The Company’s September and October rent payments have been made on a timely basis.
3000 Gateway Facility
On February 23, 2003, the Company entered into a real estate lease with Maintenance Warehouse/America Corp. to lease a 58,133 square foot building to be used as warehouse and distribution space for a period of five years and two months, subject to two five-year renewal options. Rent for the renewal terms under the lease agreement will be at the market rental rate at the time of each renewal. The annual rental for the lease was $195,000. On December 4, 2007, the Company exercised its renewal option and renewed the lease for an additional six-year period, but for only 38,667 square feet of the building. Annual rent during the first three-year period of the renewal period will be $130,000 and for the remaining three-year period will be $133,000. The Company has accounted for this lease as an operating lease. The Company has not made rental payments under this lease since June 2008 when it vacated the building. On September 24, 2008, the lessor notified the Company of a default under the terms of this lease.
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

The Company conducts a significant portion of its operations from the four office/warehouse/distribution/laboratory facilities under operating leases discussed above. In addition, the Company leases certain office equipment under operating leases and certain manufacturing and transportation equipment under capital leases. Total rental expense under operating leases was $355,000 and $355,000 for the quarters ended September 30, 2008 and 2007, respectively.
From time to time in the normal course of business, the Company is a party to various matters involving claims or possible litigation. Management believes the ultimate resolution of these matters could have a material adverse effect on the Company’s financial position or results of operations.
The Company has outstanding letters of credit in the amounts of $182,000 and $143,000 which are used as security on the lease for the Company’s laboratory and warehouse facility.
(12) Reportable Segments:
The Company operates in three reportable segments: DelSite Biotechnologies, a research and development subsidiary responsible for the development of the Company’s proprietary GelSite® technologies for controlled release and delivery of bioactive pharmaceutical ingredients; Sabila Industrial, an operating subsidiary which manufactures bulk raw materials and finished products to customers in the cosmetic and nutraceutical markets; and Corporate, which represents the corporate administrative, finance and governance revenue and expenses not allocated to other segments, plus interest charges not specifically related to either Sabila Industrial or DelSite Biotechnologies.
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

Reportable Segments (in thousands)

	DelSite
	Biotechnologies	Sabila Industrial	Corporate	Total
Quarter ended September 30, 2008
Revenues from external customers	$91	$1,868	$197	$2,156
Income (loss) before income taxes	(858)	697	(1,191)	(1,352)
Identifiable assets	1,409	4,182	2,211	7,802
Capital expenditures	—	1	—	1
Depreciation and amortization	73	73	—	146

Quarter ended September 30, 2007
Revenues from external customers	$776	$1,972	$104	$2,852
Income (loss) before income taxes	(524)	562	(1,009)	(971)
Identifiable assets	1,917	4,963	7,359	14,239
Capital expenditures	—	—	—	—
Depreciation and amortization	124	205	—	329

Nine months ended September 30, 2008
Revenues from external customers	$802	$4,501	$405	$5,708
Income (loss) before income taxes	(2,210)	2,641	(3,611)	(3,180)
Identifiable assets	1,409	4,182	2,211	7,802
Capital expenditures	—	1	—	1
Depreciation and amortization	221	293	—	514

Nine months ended September 30, 2007
Revenues from external customers	$1,398	$4,638	$313	$6,349
Income (loss) before income taxes	(2,176)	1,389	(2,008)	(2,795)
Identifiable assets	1,917	4,963	7,359	14,239
Capital expenditures	139	79	—	218
Depreciation and amortization	625	373	—	998
(13) Subsequent Events:
Since September 30, 2008, the Company has failed to make required payments of $447,000 in principal and interest under certain of its indebtedness, and has failed to make required payments of $50,000 under its existing lease obligations. See Notes 8 and 11 of the Consolidated Financial Statements.
On October 1, 2008, a $2,000,000 sub-note became due under the $2,990,000 credit facility with Banco Nacional in Costa Rica. On October 2, 2008, Banco Nacional accepted a $2,000,000 sub-note which matures on March 2, 2009 in satisfaction and payment of the sub-note due on October 1, 2008.
During, 2008, the Company developed production methods which would allow the transfer of the production of GelSite® polymer from its Sabila Industrial subsidiary to DelSite Biotechnologies’ facilities in College Station, Texas. This capability greatly lessened the Company’s reliance on its Sabila Industrial subsidiary to support DelSite Biotechnologies. In October, 2008, the Company’s Board of Directors decided to also consider offers for the sale of its Sabila Industrial subsidiary as a means of funding the ongoing development activities of DelSite Biotechnologies. The Company is actively engaged in pursuing a transaction to sell the Costa Rica farm and manufacturing facilities to prospective buyers, but can provide no assurance that such transactions will be consummated.
On October 10, 2008, Carrington Laboratories, Inc., n/k/a DelSite, Inc. was notified of a lawsuit filed against the Company in the County Court of Dallas, County Court at Law No. 5, Dallas County, Texas by FASPAC Packing, LP.

The suit alleges that the Company breached the Plaintiff’s contract. Plaintiff is seeking damages of $38,081 plus attorney fees. Plaintiff is also demanding a trial by jury. On November 3, 2008, this matter was settled out of court.
On July 11, 2008, the Company was notified of a lawsuit that was filed in the County Court of Dallas, Country Court at Law No. 1, Dallas County, Texas between Best Way Logistics, L.L.C. (the “Plaintiff”) vs. Carrington Laboratories, Inc., (the “Company”). The suit alleges that the Company breached the Plaintiff’s contract. Plaintiff is seeking damages of $71,538 plus attorney fees. Plaintiff is also demanding a trial by jury. On November 3, 2008, this matter was settled out of court.
On July 28, 2008, the Company sold its wound care product line, including product formulations, related copyrights, trademarks and patents and specified finished goods inventory, to Medline Industries, Inc. (“Medline”) for $2,762,000, the proceeds of which were delivered to the collateral agent for the holders of the Company’s Debentures and held in escrow on their behalf. On November 5, 2008, the Company was notified by the collateral agent that the proceeds were disbursed to the Debenture holders and applied to the outstanding balance of the Debentures.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
BACKGROUND
We are a research-based drug delivery, biopharmaceutical, raw materials and nutraceutical company engaged in the development, manufacturing and marketing of naturally-derived complex carbohydrates and other natural products for the delivery of vaccines and therapeutics for the treatment of major illnesses, and for nutritional supplements. At the beginning of 2008, our business was comprised of two business segments. We generated revenues through the sales of consumer and bulk raw material products to customers in the nutraceutical markets through our Sabila Industrial subsidiary. We used these revenues to help fund our DelSite Biotechnologies subsidiary that is engaged in the research, development and marketing of our proprietary GelSite® technology for controlled release and delivery of bioactive pharmaceutical ingredients. During, 2008, we developed production methods which would allow the transfer of the production of GelSite® polymer from our Costa Rica facilities to DelSite Biotechnologies’ facilities in College Station, Texas. This capability greatly lessened our reliance on our Costa Rica facilities to support DelSite Biotechnologies. In October, 2008, our Board of Directors implemented a plan for the sale of our Sabila Industrial subsidiary in Costa Rica as a means of funding the ongoing development efforts of DelSite Biotechnologies.
We presently do not have sufficient cash to continue our operations absent the proceeds from the sale additional assets being held for sale or from additional debt or equity financing transactions. We are currently negotiating with the Debenture holders regarding the restructure of the terms of the Debentures or extinguishment of the Debentures at a significant discount, but there can be no assurance of the success of these negotiations.
Further, there are currently no commitments in place for any additional debt or equity transactions, nor can assurances be given that such financing will be available. While we are working to raise the capital necessary to fund operations and achieve successful commercialization of the products under development, there can be no assurances in that regard.
In November 2007, our Board of Directors decided to shift our long-term strategic focus solely to the development and promotion of DelSite Biotechnologies’ technologies and utilization of the manufacturing facilities in Costa Rica which support DelSite Biotechnologies. Key components of this strategy going forward are to:
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

See Note 13 of our Consolidated Financial Statements for a discussion on our Costa Rica facility.
As a result of this shift in strategic focus, our packaged product manufacturing operations in the United States, which have experienced operating losses in recent years and are not anticipated to provide sufficient revenues to support its development of DelSite Biotechnologies’ technologies as the Company moves forward, no longer fit within our strategy and we are in the process of selling the assets supporting our U.S. packaged product manufacturing operations. In January 2008, we committed to sell our U.S. manufacturing operations and engaged the investment banking firm of Milkie/Ferguson Investments, Inc. to represent us in the sale process. On July 28, 2008 we sold our wound care product line, including product formulations, related copyrights, trademarks and patents and specified finish goods inventory, to Medline for $2,762,000. Medline also assumed certain liabilities totaling approximately $195,000. In addition, as a part of the transaction the Distribution and Licensing Agreement and Trademark Security Agreement, which governed distribution of the wound care products in the U.S., Canada and Puerto Rico, as well as the Supply Agreement, which governed the manufacture of Medline-branded products by us, were all cancelled as of the sale date. All of the proceeds from the sale were delivered to the holders of our senior secured convertible debentures. We are still actively engaged in pursuing a transaction to sell the remaining manufacturing capacity and formulation database to prospective buyers, but can provide no assurance that such a transaction will be consummated.
Our implementation of this shift in our strategic focus is wholly contingent upon our ability to overcome our significant liquidity issues. We are presently in default under several of our debt instruments and are in the process of attempting to restructure our existing indebtedness. As a result of some of these defaults, we have classified $8,447,000 of our long-term debt as current, all of which is subject to immediate acceleration at the option of certain of its lenders. Unless we are able to restructure our existing indebtedness, obtain waivers or forbearance from our existing lenders and raise significant additional capital ($300,000 to $500,000) within the next 15 days and $4,000,000 to $5,000,000 for the next eight months, management believes that it is unlikely that we will be able to meet our obligations as they become due and to continue as a going concern. As a result, absent such circumstances, we will likely file for bankruptcy or seek similar protection. See “Management’s Discussion & Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”
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
In 2007, approximately 38.5% of our revenues were generated through product sales, services and royalties in our Medical Services Division, 53.3%, through sales of products and services in our Consumer Services Division and 8.2% through U.S. Federal grant income in our DelSite Biotechnologies research and development subsidiary. For comparative purposes, using our new segment reporting structure, 61.5% of our 2007 revenues were generated through product sales and services from our U.S. manufacturing operations, and 28.4% through product sales and services in our Sabila Industrial subsidiary, and 1.9% royalties in our Corporate segment. Grant income in our DelSite Biotechnologies subsidiary remained at 8.2%. In the third quarter of 2008, 59.3% of our revenues were generated through product sales and services from our U.S. manufacturing operations, 32.1% through sales of products and services in our Sabila Industrial subsidiary, 2.9% from royalties in our Corporate segment and 5.7% from grant income in our DelSite Biotechnologies subsidiary. This compares to 58.9% in our U.S. manufacturing operations, 31.2% in our Sabila Industrial subsidiary, 2.1% from royalties, and 7.8% in our DelSite Biotechnologies subsidiary for the third quarter of 2007. Due to our shift in strategic focus, the revenues generated by our U.S. manufacturing operations will cease. However, the expenses associated with our U.S. manufacturing operations have, in recent years, rendered these operations unprofitable We presently do not have sufficient cash to continue our operations unless we are successful in selling additional assets that are being held for sale or are successful in raising funds through additional debt or equity transactions. As of October 31, 2008, payables totaling $12,442,000, due under our Debentures, Notes, real estate leases and trade payables, are past due. Absent forbearance from our creditors, restructuring of our existing indebtedness and obtaining additional funds to finance our continuing operations, the Company will be unable to continue as a going concern and will likely file for bankruptcy protection or similar relief.

LIQUIDITY AND CAPITAL RESOURCES
Our financial statements have been prepared on a going concern basis, which assumes we will realize our assets and discharge our liabilities in the normal course of business. As previously reported, as the result of our significant investment in the research and development activities of DelSite Biotechnologies, we incurred cumulative net losses of $17,400,000 and used cash from operations of $11,100,000 during the two years ended December 31, 2007. In the first nine months of 2008, we incurred net losses of $4,533,000. We currently consume cash in the normal course of our operations at the rate of approximately $200,000 to $300,000 per month. We have historically depended on operating cash flows, bank financing, and equity financing to fund our operations, capital projects and research and development projects, with the majority of funds generated from operating cash flows. Beginning in the second half of 2005, we increasingly began to rely on debt financing and the sale of non-strategic assets to fund our operations. We closed a $5,000,000 private placement of debt in November, 2005 and closed a $4,800,000 sale-leaseback agreement on the Walnut Hill Facility in December, 2005. In April 2007 we closed the first tranche of an $8,000,000 convertible debenture financing and in August 2007 we closed the second and final tranche of that transaction.
Our net cash requirements for operations for the period of October 1, 2008 through December 31, 2008 are projected to be approximately $700,000. During this period we anticipate our DelSite Biotechnologies segment to consume approximately $300,000 cash, and we anticipate our Corporate segment to consume approximately $700,000 cash for administrative, financial and governance expenses. We anticipate our discontinued operations to generate approximately $300,000 cash in the ordinary course of operations as we wind down or sell those operations during the same period.
For debt service, our scheduled obligations excluding payable but unpaid balances as of September 30, 2008 would require $1,206,000 for the remainder of 2008, with $1,078,000 for principal and interest on Debentures, $81,000 for interest on Notes and $47,000 interest on Banco Nacional credit facility. We are currently in negotiations with the Debenture holders regarding a restructuring of that debt and during the period of negotiations we have not been making the scheduled monthly principal or quarterly interest payments. We are also in discussions with the Note holders and have not been making scheduled quarterly interest payments. Unless we receive forbearance from our creditors, we restructure our existing indebtedness or obtain additional funds to finance our continuing operations, we will be unable to repay and renew the $2,000,000 and $990,000 sub-notes to Banco Nacional when they become due.
In addition, we would need $136,000 to bring real estate leases current and approximately $1,700,000 to $1,800,000 to bring trade payables more current. Of our trade payables, $1,736,000 were over 60 days past due as of October 30, 2008.
These cash requirements will be partially offset by the $113,000 existing cash balance at September 30, 2008, favorable changes in working capital and the expected sale of our U.S. manufacturing operations.
We presently do not have sufficient cash to continue our operations unless we are successful in selling additional assets that are being held for sale or are successful in raising funds through additional debt or equity transactions.

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
We may, under certain circumstances, redeem the Debentures for cash equal to 115% of the aggregate outstanding principal amount plus any accrued and unpaid interest. If we elect to redeem the Debentures, upon such redemption, the Series E Warrants will become exercisable for the number of shares of our common stock into which the Debentures are convertible at the time of such redemption. At September 30, 2008, there was $3,855,000 outstanding on the Debentures, after applying the $2,762,000 proceeds from the sale of the wound care product line to Medline, with an associated debt discount of $1,246,000 for a net balance of $2,609,000.
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
We also issued placement agent warrants in the first closing that entitle the holders thereof to purchase up to an aggregate of 141,601 shares of our common stock a price of $2.01 per share and issued additional warrants in the second closing to purchase approximately 294,227 shares of our common stock at a price of $0.80 per share. These warrants are exercisable for a period beginning six months from the date of the first closing and ending on the fifth anniversary of the date of such warrants. See “—Existing Defaults.”

Investor Notes and Related Warrants
On November 18, 2005, we sold $5,000,000 aggregate principal amount of 6.0% subordinated notes. The Investor Notes have a term of four years and mature on November 18, 2009. Interest on the Investor Notes is payable quarterly in arrears. In connection with the sale of the Investor Notes, the purchasers of the notes received (i) Series A Common Stock Purchase Warrants to purchase an aggregate of 2,500,000 shares of our common stock, par value $.01 per share, and (ii) Series B Common Stock Purchase Warrants to purchase an aggregate of 2,500,000 shares of our common stock. The 5,000,000 warrants have a fair value of $4,800,000 and an allocated value of $2,700,000 based on their relative fair value with the associated debt, which was recorded as a debt discount. In addition, the placement agent involved in the offering of the notes and warrants received a Series C Warrant to purchase 200,000 shares of our common stock. All of the Series A Warrants and Series C Warrants have an exercise price of $5.00 per share, are immediately exercisable and expire, subject to certain acceleration events relating to the closing stock price, on November 18, 2009. All of the Series B Warrants have an exercise price of $10.00 per share, are immediately exercisable and expire on November 18, 2009. As of September 30, 2008, there was $5,000,000 outstanding on the Investor Notes with an associated debt discount of $1,142,000, for a net balance of $3,858,000. Additionally, we incurred $674,000 of debt issue costs related to this financing arrangement, which will be amortized over the term of the debt. As a result of the debt discount associated with the value of the warrants the effective interest rate on this transaction was 30%. See “— Existing Defaults.”
Swiss-American Note and Related Warrants
On December 20, 2005, we entered into a settlement agreement with Swiss-American Products, Inc. and G. Scott Vogel to resolve all claims related to a lawsuit filed by Swiss-American in June 2001. The settlement agreement provides for, among other things, a cash payment of $400,000 and the issuance of a promissory note in favor of Swiss-American with an original principal balance of $400,000 (the Swiss-American Note, together with the Investor Notes, the Notes). The Swiss-American Note bears interest at the rate of 6.0% per annum, payable quarterly in arrears, and all outstanding principal is due and payable in full, subject to certain mandatory prepayments discussed below, on December 20, 2009. The Swiss-American Note requires mandatory prepayment of all principal and interest in the event that the holder of such note exercises its Series C Warrant, which was also issued as part of the settlement agreement, in full. The Swiss-American Note is subordinate to the Debentures and certain other indebtedness. As of September 30, 2008, there was $400,000 outstanding on the Swiss-American Note. See “— Existing Defaults.”
Sale Leaseback Transaction
On December 23, 2005, we completed a sale and leaseback transaction involving our corporate headquarters and manufacturing operations located in Irving, Texas to the Busby Family Trust and the Juice Trust, both of which are assignees of the original purchaser, neither of which are affiliated with us. The building and land were sold for a total sale price of $4,800,000. Net proceeds from the transaction amounted to $4,100,000, after deducting transaction-related costs and retiring the mortgage note related to the property. Simultaneously, we agreed to lease the land and building from the purchaser for a period of 15 years, subject to two five-year renewal options. The rental payment for the first five years of the lease term is $470,000 per year and increases by 10.4% for each of the next two five-year increments. Rent for the renewal terms under this lease agreement will be the greater of 95% of the then current market rent or the rent for the last year prior to renewal. We provided the lessor a $100,000 letter of credit as security on the lease and on September 3, 2008 the lessor drew down the entire balance of the letter of credit in partial satisfaction of rents due. We have accounted for this lease as an operating lease.
Costa Rica Line of Credit
On February 12, 2007, Sabila Industrial, S.A., one of our wholly-owned subsidiaries, entered into a revolving credit facility with Banco Nacional de Costa Rica for $2,990,000, which matures on February 12, 2010. Borrowings under the facility bear interest at 6-month LIBOR (3.34% as of September 30, 2008) plus 3.0% with a minimum rate of 6%, are secured by land and buildings owned by Sabila, and are guaranteed by one of our principal executive officers.

The loan agreement contains customary representation, warranties and covenants. Borrowings under the facility must be reduced to zero for a minimum of two consecutive weeks in each six month period during the term of the facility. Borrowings under the facility will be used for the general corporate purposes of Sabila and its affiliates, but loans under the facility are non-recourse to us.
As of September 30, 2008 and October 30, 2008 the outstanding balance due to Banco Nacional totaled $2,990,000. We borrowed $850,000 on April 1, 2008, $200,000 on April 11, 2008, $300,000 on April 22, 2008, $200,000 on April 29, 2008 and $450,000 on May 15, 2008 from Banco Nacional under a $2,000,000 sub-note under the facility. On June 12, we borrowed $990,000 under the credit facility $990,000 sub-note. The $2,000,000 sub-note was due October 1, 2008 and on October 2, 2008 Banco Nacional accepted a $2,000,000 sub-note which matures on March 2, 2009 in satisfaction and payment of the sub-note due on October 1, 2008. The $990,000 sub-note is due December 12, 2008.
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
Existing Defaults
Debentures
We have triggered a number of defaults under our Debentures, including the failure to pay $2,080,000 of principal and interest payments through October 1, 2008. On February 29, 2008, we announced that we entered into an amendment to the agreements governing the outstanding Debentures whereby the holders of the Debentures agreed to defer the principal payment of $266,667 under the Debentures due March 1, 2008 until April 1, 2008. On April 1, 2008, we did not make either the March 1 or April 1 payments. Subsequently, we have not made the payment due on the first day of each month in the period of May through November, 2008. In addition, payment of the first quarter interest, totaling approximately $176,000, which was due on March 31, 2008, second quarter interest totaling approximately $304,000, which was due on June 30, 2008, and third quarter interest, totaling approximately $304,000, which was due on September 30, 2008, were not made. Not making these payments in a timely manner constitutes an event of default under the Debentures. As a result of this and other defaults, and for so long as such defaults continue, the interest rates applicable to the Debentures will accrue at the default rate of 18% per annum.
We have two financial covenants with respect to the Debentures issued in our $8,000,000 private placement transaction. Our Debentures provide that we maintain a trailing twelve-month revenue of at least $23,500,000 with respect to fiscal quarters in 2007 and at least $25,000,000 thereafter and a secured debt coverage ratio of no less than one. As of December 31, 2007, we were out of compliance with these financial covenants. On March 5, 2008, the holders of the Debentures eliminated, by amendment of the Debentures, the requirement that we comply with these financial covenants from December 31, 2007 until April 30, 2008. As of April 30, 2008 and continuing thereafter, we did not meet these covenants and the investors may not grant any additional waiver. Therefore, we are again not in compliance with these covenants. Due to the uncertainty as to whether the investors will grant future waivers of the financial covenants and the obligation to repurchase all or any portion of the outstanding principal amount of the Debentures if they do not, we, in accordance with generally accepted accounting principles, have recorded $2,609,000 representing all of the outstanding balance of the Debentures and related debt discount as of September 30, 2008, as a current liability.

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
We are also required to obtain and maintain an effective filing with the SEC registering the shares underlying the conversion feature of the Debentures and the related warrants issued with the Debentures. The applicable registration statement was filed with and declared effective by the SEC within the timeframes prescribed in the documents. In April 2008 as part of a normal SEC procedure we were required by the SEC to suspend the effectiveness of the registration statement while we prepared and filed a post-effective amendment to the registration statement incorporating by reference our report on form 10-K containing our audited financial statements for 2007 and certain other recent filings with the SEC. The post-effective amendment was filed and the registration statement effectiveness reinstated within the 10 day period prescribed by the Securities Purchase Agreement by which the Debentures were purchased. However, the Debentures do not allow the registration statement to be ineffective for more than five days per calendar year (a triggering event). This triggering event was cured by the reinstatement of the effectiveness of the registration statement but does constitute an event of default under the Debentures. In addition, since June 2008, we have failed to make necessary updates to the prospectus contained in the referenced registration statement. The failure to make such updates could lead an event of default under the Debentures if such failure to update causes the registration statement to lapse.
On February 29, 2008, one of our subsidiaries, Finca Sabila S.A., entered into an agreement with Santa Luisa Catalana SLCAT, S.A. (SLCAT) granting SLCAT an option to purchase Finca Sabila’s Los Mangos farm, an unused parcel of land separate from our main farm and operations, located in Liberia, Guanacaste, Costa Rica. On April 29, 2008, Finca Sabila completed the sale of the Property to the Buyer for $1,641,346, which was paid to us as follows:
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

Investor Notes
On April 10, 2008, we failed to make a required quarterly payment of $81,000 for quarterly interest due under the terms of the Notes which were due within 10 days of April 1, 2008. This constituted an event of default. We also failed to make the required quarterly payments of $81,000 by July 10, 2008 and October 10, 2008. Additionally, if our indebtedness under our Debentures is accelerated, then an event of default under the Notes may occur entitling the holder of the Notes to accelerate all indebtedness under the Notes. As of October 30, 2008 the aggregate principal and accrued interest under the Notes amounted to approximately $5,670,000, which does not include possible additional amounts for attorneys’ fees and costs, costs of collection and other fees, charges and expenses that may be paid or incurred by the holders of the Notes. Due to the uncertainty as to whether the investors will assert these defaults and our obligation to repurchase all or any portion of the outstanding principal amount of the Notes if they do, we, in accordance with generally accepted accounting principles, have recorded $4,258,000 representing all of the outstanding balance of the Notes and related debt discount as of September 30, 2008, as a current liability.
While we have recently had some discussion with the note holders, their willingness or interest to enter into a restructuring arrangement is unknown at this time.
Absent forbearance by our creditors, restructuring of our existing indebtedness and obtaining additional funds to finance our continuing operations, we will not be able to continue as a going concern and will likely file for bankruptcy protection or similar relief. In order to cure our existing defaults and obtain liquidity for working capital purposes we intend to (i) pursue the sale of the remaining U.S. manufacturing operations, (ii) pursue the sale of our Sabila Industrial subsidiary, (iii) restructure our indebtedness and (iv) seek alternate equity funding sources. There can be no assurance that we will be successful in these efforts. If we are unsuccessful in these efforts, we will likely file for bankruptcy.
Real Estate Leases
2001 Walnut Hill Facility: On December 23, 2005, we completed a sale and leaseback transaction involving its corporate headquarters and manufacturing operations located in Irving, Texas to the Busby Family Trust and the Juice Trust, both of which are assignees of the original purchaser, none of which are related to us. The building and land were sold for a total sale price of $4,800,000. Net proceeds from the transaction amounted to $4,100,000, after deducting transaction-related costs and retiring the mortgage note related to the property. We recorded a gain on the transaction of approximately $30,000, which is being amortized over the term of the lease described below. Simultaneously, we agreed to lease the land and building from the purchaser for a period of 15 years, subject to two five-year renewal options. The rental payment for the first five years of the lease term is $470,000 per year and increases by 10.4% for each of the next two five-year increments. Rent for the renewal terms under this lease agreement will be the greater of 95% of the then-current market rent or the rent for the last year prior to renewal. We have accounted for this lease as an operating lease. We have not made rental payments under this lease since May 2008 and have had discussions with the lessor regarding future rent payments. On August 8, 2008, the lessor notified us of a default under the terms of the lease. On September 3, 2008, the lessor drew $100,000 under the standby letter of credit provided by us, which represented the entire balance available under the letter of credit, in partial satisfaction of the unpaid rents due.
1505 Walnut Hill Facility: On January 22, 2001, we entered into a real estate lease with Plazamerica, Inc. to lease a 51,205 square foot building to be used as warehouse and laboratory/office space for a period of 10 years, subject to two five-year renewal options. Rent for the renewal terms under the lease agreement will be at the market rental rate at the time of each renewal. Included in the terms of the lease was the requirement for the landlord to contribute $1,010,000 toward the renovation and improvement of the building. The annual rental for the first three-year period of the lease was $499,000; for the second three-year period, $549,000; for the third three-year period, $602,000, and for the last year, $653,000. The terms of the lease also required us to provide the landlord with a letter of credit in the amount of $800,000 at the beginning of the lease, with annual decreases in the amount required starting in year three. The lease also required us to provide an additional letter of credit when we sold the 2001 Walnut Hill Facility. We have accounted for this lease as an operating lease. In April, May and June, 2008, our rent payments were made one to two weeks after the due date. We did not make our July rent payment and our August payment was not paid when due. The lessor notified us of default of payment in July and August 2008 and on August 4, 2008, the lessor withdrew funds from the letter of credit to satisfy the July rent plus late payment penalty. On August 11, 2008, we paid the August 2008 rent. Our September and October rent payments have been made on a timely basis.
3000 Gateway Facility: On February 23, 2003, we entered into a real estate lease with Maintenance Warehouse/America Corp. to lease a 58,133 square foot building to be used as warehouse and distribution space for a period of five years and two months, subject to two five-year renewal options. Rent for the renewal terms under the lease agreement will be at the market rental rate at the time of each renewal. The annual rental for the lease was $195,000. On December 4, 2007, we exercised our renewal option and renewed the lease for an additional six-year period, but for only 38,667 square feet of the building. Annual rent during the first three-year period of the renewal period will be $130,000 and for the remaining three-year period will be $133,000. We have accounted for this lease as an operating lease. We have not made rental payments under this lease since June 2008 when we vacated the building. On September 24, 2008, the lessor notified us of default under the terms of this lease.

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
RESULTS OF OPERATIONS
Quarter ended September 30, 2008, compared to quarter ended September 30, 2007
The following discussion of operating results focuses on our three reportable business segments: DelSite Biotechnologies, Sabila Industrial and Corporate. As the result of a decision by the Board of Directors to shift our strategic focus solely to the development and promotion of DelSite’s technologies and utilization of the manufacturing facilities in Costa Rica which support DelSite, we are in the process of selling the assets supporting our U.S. packaged product manufacturing operations. See the discussion of our shift in strategic focus in the “Company Overview” section above. After the implementation of our new strategic focus and the disposal or discontinuance of our U.S. manufacturing and Costa Rica operations, 2008 revenues for our remaining operations are anticipated to be approximately $20,874,000, or 95.8%, less than our 2007 level of revenues, and 2008 expenses for our remaining operations, including technology development expense and general and administrative expense, are anticipated to be approximately $21,793,000, or 75.7%, less than our 2007 level of costs and expenses, excluding other income and net interest expense.
Results from Continuing Operations
Revenue
Total revenue for the quarter ended September 30, 2008 decreased $696,000, or 24.4%, to $2,156,000 as compared to $2,852,000 during the quarter ended September 30, 2007.
DelSite Biotechnologies grant revenue for the quarter decreased $685,000, or 88.3%, to $91,000 as compared to $776,000 for the same quarter last year. The decreased grant revenue was due to the winding down of activities under the grant as it nears completion.

Sabila Industrial revenue decreased $104,000, or 5.3%, to $1,868,000, versus $1,972,000 for the same quarter last year. Bulk raw materials revenue decreased $372,000, or 22.1% to $1,315,000 primarily due to reduced sales to Mannatech. Aloeceuticals revenue decreased $43,000, or 65.2% to $66,000 primarily due to reduced demand from retail customers. International drink revenue increased $314,000, or 198.8% to $473,000 due to the addition of a new wholesale customer. Oral Technology revenue decreased $3,000 to $14,000.
Corporate related royalty increased for the third quarter to $197,000 from $104,000 due to the acceleration of royalty income related to the sale of the wound care product line to Medline in July 2008.
Product-Related Gross Margins
Product-related gross margin increased by $86,000, or 12.1%, to $792,000 for the quarter ended September 30, 2008 compared to the quarter ended September 30, 2007. This improvement was driven by increased international sales and decreased product costs in Costa Rica. Product-related gross margin as a percentage of sales improved to 42.4% in the third quarter of 2008 from 15.5% for the third quarter of last year due primarily to improved international margins and favorable Costa Rica product costs.
Selling, General and Administrative Expenses
Sabila Industrial experienced a decrease in selling costs of $49,000, or 34.0%, as a result of reduced business development expenses. Corporate administrative costs increased $18,000, primarily due to legal expenses. Selling, general and administrative expenses totaled $303,000 in the third quarter of 2008 compared to $334,000 for the same period in 2007.
Research and Development
DelSite Biotechnologies related research and development costs decreased to $351,000 for the quarter ended September 30, 2008. This spending represents a 27.0% decrease over spending for the quarter ended September 30, 2007 of $1,300,000 and is primarily due to the winding down of the UC-1 grant program for the development of the bird flu vaccine as the program nears completion.
Other Income and Interest Expense
Net interest expense increased $248,000 to $1,180,000 for the third quarter of 2008, up from $932,000 in the third quarter of 2007. Debt discount related interested increased $98,000 to $568,000 for the third quarter ended September 30, 2008, up from $470,000 for the third quarter ended September 30 of last year. Of this increase, $49,000 was related to the $8,000,000 private placement. Interest related to amortization of deferred expenses decreased $6,000 for the third quarter of 2008 to $163,000 from $169,000 for the third quarter of prior year. This decrease was related to the $8,000,000 private placement. In addition, net cash interest expense increased $156,000 to $449,000 for the third quarter 2008, up from $293,000 for the third quarter of 2007, primarily due to lower invested cash balances and the outstanding debenture balances and the increase in interest rate from 10% to 18% on the Debentures.
Income Taxes
The Company recorded no foreign income taxes in the quarter ended September 30, 2008, related to its operations in Costa Rica.
Gain from Discontinued Operations
The Company is currently attempting to sell its U.S. manufacturing operations and has engaged an investment banker to assist in those efforts. These operations, classified as discontinued operations, recorded revenue of $1,409,000 and a gain of $876,000 in the third quarter of 2008 versus revenue of $3,367,000 and a loss of $1,278,000 in the third quarter of 2007. The $2,154,000 improvement was primarily attributable to the gain from the sale of the wound care product line to Medline of $2,038,000. Excluding the one-time gain on the product line sale, these operations recorded a loss of $1,162,000, which was $116,000 less than the third quarter loss in 2007. See Notes One and Two of our Consolidated Financial Statements for more information.

Net Loss
Net loss for the quarter ended September30, 2008, decreased by $1,773,000 to $476,000, as compared to net loss of $2,249,000 for the quarter ended September 30, 2007. The net loss was attributable to the reasons discussed above. Net loss per share for the third quarter of 2008 was $0.04 per share compared to a net loss per share of $0.21 for the third quarter of 2007. Due to uncertainties surrounding future sales, as well as research and development expenses related to DelSite Biotechnologies’ activities, the Company will likely incur losses for the foreseeable future.
Nine months ended September 30, 2008, compared to nine months ended September 30, 2007
Results from Continuing Operations
Revenue
Total revenue for the nine months ended September 30, 2008 decreased $641,000, or 10.1%, to $5,708,000 as compared to $6,349,000 during the nine months ended September 30, 2007.
DelSite Biotechnologies grant revenue for the nine months decreased $596,000, or 42.6%, to $802,000 as compared to $1,398,000 for the same nine months last year. The decreased grant revenue was due to the winding down of activities under the grant program as it nears completion.
Sabila Industrial revenue decreased $137,000, or 3.0%, to $4,501,000, versus $4,638,000 for the same nine months last year. Bulk raw materials revenue decreased $609,000, or 15.9% to $3,218,000 primarily due to reduced sales to Mannatech.
Aloeceuticals revenue increased $157,000, or 104.0% to $308,000 primarily due to increased demand from retail customers in the early part of the year. International drink revenue increased $448,000, or 91.5% to $939,000 due to the addition of a new wholesale customer. Oral Technology revenue decreased $10,000 to $37,000 compared to $47,000 for the same period last year.
Corporate royalty income increased for the nine months at $405,000, versus $313,000 for the same nine months last year due to the acceleration of royalty income related to the sale of the wound care product line to Medline in July 2008.
Product-Related Gross Margins
Product-related gross margin decreased by $234,000, or 7.0%, to $1,464,000 for the nine months ended September30, 2008 compared to the nine months ended September 30, 2007. This reduction was driven by a contractual price reduction to Mannatech and volume-related increase in product cost for products produced in Costa Rica. Product-related gross margin as a percentage of sales declined to 32.5% in the nine months ended September 30, 2008 from 39.5% for the same period last year due primarily to reduced Mannatech margins and product mix.
Selling, General and Administrative Expenses
Sabila Industrial experienced reduced selling costs of $49,000 due to reduced business development activities. Corporate administrative costs decreased $11,000, with a reduction in staff related expenses offset by an increase in legal fees. Selling, general and administrative expenses totaled $959,000 in the nine months ended September 30, 2008, compared to $1,019,000 for the same period in 2007.

Research and Development
DelSite Biotechnologies related research and development costs decreased to $3,012,000 for the nine months ended September 30, 2008. This spending represents a 15.7% decrease from spending for the nine months ended September 30, 2007 of $3,575,000 and is primarily due to the winding down of the UC-1 grant program for the development of the bird flu vaccine as the program nears completion.
Other Income and Interest Expense
Sabila Industrial experienced a $1,573,000 gain from sale of the unused Los Mangos farm in Costa Rica (see Note Eight of our Consolidated Financial Statements).
Net interest expense increased $1,682,000 to $3,453,000 for the nine months ended September 30, 2008, up from $1,771,000 in the same period of 2007. Debt discount related interested increased $948,000 to $1,749,000 for the nine months ended September 30, 2008, up from $801,000 for the nine months ended September 30 of last year. Of this increase, $801,000 was related to the $8,000,000 private placement. Interest related to amortization of deferred expenses increased $190,000 for the nine months ended September 30, 2008, to $488,000 from $298,000 for the prior year. This increase was related to the $8,000,000 private placement. In addition, net cash interest expense increased $672,000 to $1,216,000 for the nine months ended September 30, 2008, up from $504,000 for the same period of 2007, primarily due to lower invested cash balances and the outstanding debenture balances and increased interest rates from 10% to 18% on the Debentures.
Income Taxes
The Company recorded no foreign income taxes in the nine months ended September 30, 2008, related to its operations in Costa Rica.
Loss from Discontinued Operations
The Company is currently attempting to sell its U.S. manufacturing operations and has engaged an investment banker to assist in those efforts. These operations, classified as discontinued operations, recorded revenue of $8,309,000 and a loss of $1,353,000 in the nine months ended September 30, 2008, versus revenue of $10,481,000 and a loss of $4,297,000 for the same period of 2007. The $2,944,000 reduction in loss was primarily attributable to a $2,038,000 gain on the sale of the wound care product line to Medline plus improved product mix. See Note Two of our Consolidated Financial Statements for more information.
Net Loss
Net loss for the nine months ended September 30, 2008, decreased by $2,559,000 to $4,533,000, compared to net loss of $7,092,000 for the nine months ended September30, 2007. The net loss was attributable to the reasons discussed above. Net loss per share for the nine months ended September 30, 2008, was $0.65 per share compared to a net loss per share of $0.41 for the same period of 2007. Due to uncertainties surrounding future sales, as well as research and development expenses related to DelSite’s activities, the Company will likely incur losses for the foreseeable future.
Off-Balance Sheet Arrangements
As of September 30, 2008, the Company had outstanding letters of credit in the amount of $325,000, which are used as security on leases for the Company’s laboratory and warehouse facilities.
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

Cautionary Statements for the Purposes of the “Safe Harbor” Provisions for “Forward-Looking Statements”
Certain statements contained in this report are “forward-looking statements” within the meaning of Section 27A of the Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements are subject to risks, uncertainties and other factors, which could cause actual results to differ materially from future results expressed or implied by such forward-looking statements. Potential risks and uncertainties include, but are not limited to, the ability of the Company to overcome its liquidity issues; the ability of the Company to fund its operations in future periods; the ability of the Company to restructure its existing indebtedness; the ability of the Company to implement its shift in strategic focus; the continued forbearance of the Company’s creditors; the ability of the Company to sell its U.S. manufacturing operations; the ability of the Company to sell its Sabila Industrial subsidiary; the ability of the Company and/or DelSite Biotechnologies to obtain sufficient funds to finance DelSite’s proposed activities; the ability of DelSite Biotechnologies to successfully exploit the Company’s new drug delivery technology; the ability of the Company to successfully engage in research and development of other products; the adequacy of the Company’s cash resources and cash flow from operations to finance its current operations; the Company’s intention, plan or ability to repurchase shares of its outstanding Common Stock; the Company’s ability to obtain the quantity or quality of raw materials it needs; the impact of the litigation expense on the Company’s financial condition; the level of revenues generated with respect to future dealings with Mannatech; the future levels of royalty income; the future levels of sales revenues; the impact on the Company’s financial condition related to the recall of Alcohol-Free Mouth Wash; the ability of the Company to maintain compliance with debt covenants; and the impact of governmental regulations. For further information about the risks, uncertainties and other factors that could cause the Company’s results to differ materially from the results indicated by such forward-looking statements, refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
Item 4T. Controls and Procedures
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
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
On October 10, 2008, Carrington Laboratories, Inc., n/k/a DelSite, Inc. was notified of a lawsuit filed against the Company in the County Court of Dallas, County Court at Law No. 5, Dallas County, Texas by FASPAC Packing, LP. The suit alleges that the Company breached the Plaintiff’s contract. Plaintiff is seeking damages of $38,081 plus attorney fees. Plaintiff is also demanding a trial by jury. On November 3, 2008, this matter was settled out of court.
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
On January 11, 2006, a lawsuit was filed in Circuit Court of Etowah County, Alabama styled as Sonya Branch and Eric Branch vs. Carrington Laboratories, Inc., Medline Industries, Inc., and Gadsden Regional Medical Center. Plaintiffs alleged they were damaged by the mouthwash product. The amounts of damages were not specified. On September 17, 2008, the Company was notified of a settlement for the Sonya and Eric Branch v. Carrington Laboratories, et. al.
On September 16, 2008, DelSite, Inc., a Texas corporation (the “Company”) was notified of a law suit filed against the Company by Federal Insurance Company, an Indiana corporation (“Federal”), in the United States District Court, Northern District of Texas, Dallas Division on September 5, 2008. The suit alleges that the Company failed to pay multiple deductibles owed with respect to litigation relating to the Company’s Medline-labeled alcohol-free mouthwash previously disclosed in the Company’s filings with the United States Securities and Exchange Commission. The Company and Federal are in disagreement on the number of deductibles that apply to the mouthwash litigation claims. Federal claims that some or all of the defense expenses, judgments or settlement are the responsibility of the Company due to the multiple deductibles Federal believes are applicable to the mouthwash litigation claims. The Company believes that it is required to pay no more than one $25,000 deductible, which it has already paid.

On August 25, 2008, the Company was notified of a lawsuit that was filed in the United States District Court, Marshall Division, Eastern District of Texas between Cosmederm, Inc., (the “Plaintiff”) a California Corporation, v. J.M.A.M. LLC, a New York Limited Liability Company JOAN RIVERS RESULTS PRODUCTS, LLC, a New York Limited Liability Company; CARRINGTON LABORATORIES, INC., a Texas Corporation; CREATIVE BEAUTY INNOATIONS, INC., A Texas Corporation: JOAN RIVERS, an Individual; MELISSA RIVERS, and Individual, DAVID DANGLE, an Individual; JAMES HALLIDAY, an individual. (the” Defendents”). The Plaintiff alleges infringement of Patent Nos. 5,716,625, 5,804,203, 6,139,850 against all Defendents and a breach of contract against Defendant J.M.A.M. The Company intends to vigorously defend against this claim.
On July 11, 2008, the Company was notified of a lawsuit that was filed in the County Court of Dallas, Country Court at Law No. 1, Dallas County, Texas between Best Way Logistics, L.L.C. (the “Plaintiff”) vs. Carrington Laboratories, Inc., (the “Company”). The suit alleges that the Company breached the Plaintiff’s contract. Plaintiff is seeking damages of $71,538 plus attorney fees. Plaintiff is also demanding a trial by jury. On November 3, 2008, this matter was settled out of court.
Item 1A. Risk Factors
Risks Related to Our Business
We have substantial indebtedness, are in default with respect to a large portion of our indebtedness and may be unable to generate the cash flow to service our debt obligations.
We have substantial indebtedness, and under certain circumstances, we may become further indebted. As of October 30, 2008 our current total indebtedness is $12,245,000 (excluding debt discount). We have $3,855,000 in Debentures which mature on April 26, 2010. Principal payments of $266,667 are due monthly and interest payments of approximately $300,000 are due and payable quarterly. Due to our existing defaults, interest under the Debentures is presently accruing at 18% per annum. We have $5,000,000 in notes which mature no later than November 18, 2009. Payments of 6% interest of $75,000 are payable quarterly. We have a $400,000 note to Swiss American which matures December 20, 2009. Payments of 6% interest of $6,000 are paid quarterly. We have a revolving credit facility with Banco Nacional pursuant to which we have drawn $2,990,000. We have a $2,000 note from Sabila Industrial. We also have $52,000 in capital lease obligations. Our existing and anticipated near-term cash flow from operations will not be sufficient to service our indebtedness. Except for our U.S. manufacturing facilities, we presently have insufficient unencumbered assets which we could liquidate to service our debt obligations.
As of October 30, 2008 the outstanding balance due to Banco Nacional totaled $2,990,000, reaching our revolving credit limit. If the bank forecloses on these assets in the future, we will be unable to continue our Costa Rica manufacturing operations, which will likely cause us to file for bankruptcy protection, unless we are able to generate sufficient cash flow from sales of our other assets, through restructuring of our existing indebtedness or through alternate funding sources. We can give no assurances that we will be successful in our efforts to (i) pursue the sale of certain non-strategic assets, (ii) restructure our indebtedness or (iii) seek alternate debt and equity funding sources.
As of October 30, 2008 we have failed to make required payments of principal and interest under Debentures aggregating $2,960,000 and have numerous other existing defaults under the documents governing our Debentures. Under our Debentures, the occurrence of an event of default entitles each holder of such Debentures to require us to pay to such holder 115% of the outstanding principal amount of such debenture plus all accrued and unpaid interest on such debenture.
On April 10, 2008, July 10, 2008, and October 10, 2008, we failed to make required payments aggregating $243,000 for quarterly interest due under the terms of the Notes which were due within 10 days of April 1, 2008, July 1, 2008, and October 1, 2008, respectively. Each missed payment constituted an event of default. Additionally, if our indebtedness under our Debentures is accelerated then an event of default under the Notes may occur entitling the holders of the Notes to accelerate all indebtedness under the Notes. As of October 30, 2008 the aggregate principal and total accrued interest under the Notes amounted to approximately $5,670,000, which does not include possible additional amounts for attorney’s fees and costs, costs of collection and other fees, charges and expenses that may be paid or incurred by the holders of the Notes.

We do not have cash to fund our operations.
As of October 30, 2008, we had approximately $29,000 of unrestricted cash. Unless we are successful in selling additional assets that are being held for sale or are successful in raising funds through additional debt or equity transactions, we will not have the operating cash we will need to continue our operations. We can provide no assurance that we will be able to obtain the required consent of our creditors to a restructuring plan or that we will be successful in raising the additional cash required to fund operations until we generate sufficient cash flows to fund our operations.
Based on current estimates and our revised strategy, we believe that we will need to raise approximately $4,000,000 to $5,000,000 in additional capital to meet our operating and research and development needs for the next nine months. See Note One of our Consolidated Financial Statements regarding our ability to continue as a going concern.
Our substantial lease obligations could impair our financial condition.
We have substantial lease obligations. As of October 30, 2008, our aggregate unpaid lease obligations totaled $488,000. Our aggregate monthly lease obligations total $122,000. Presently we are unable to meet all of our lease obligations and have received notices of default from several of our landlords. These defaults could materially impair our financial condition and liquidity.
We do not have sufficient liquidity to execute our revised business strategy.
Our Board of Directors recently decided to shift our long-term strategic focus solely to the development and promotion of DelSite’s technologies due to the fact that the capital requirements of DelSite’s research and development efforts have consistently exceeded the profitability of our manufacturing operations and precluded the investment necessary to grow our manufacturing operations.
As of October 30, 2008, we had unrestricted cash of approximately $29,000. This does not give us sufficient capital to carry on our business as now conducted and proposed to be conducted pursuant to our revised business strategy or provide any reserves for outstanding obligations or anticipated wind-down expenses.
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
A few large customers account for most of our revenue. Sales to Mannatech, Inc., a customer in our Sabila Industrial segment, accounted for 22.6% and 21.3% of our total revenue during the nine months ended September 30, 2008 and 2007, respectively. We expect that, for the foreseeable future, sales to a limited number of customers will continue to account, alone or in the aggregate, for a high percentage of our net revenues. Dependence on a limited number of customers exposes us to the risk that order reductions from any one customer can have a material adverse effect on our financial position and results of operations. In 2007, sales to Mannatech were at the minimum contractual level. This represented a decrease of $1,800,000, or 27.2% from 2006 levels for Mannatech and Natural Alternatives combined and represented 41.6% of revenues for the Consumer Services Divisions in 2007. The Company anticipates 2008 sales to Mannatech under the agreement to be $4,700,000, which is at the minimum levels required by the agreement. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Company Overview.” As a result of our change in business strategy, absent other sources of funding such as grant revenue, licensing revenues or debt and equity capital, our business will be substantially dependent upon our sales to Mannatech, Inc.
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

DELSITE, INC. (Registrant)
Date: November 13, 2008	By:	/s/ Carlton E. Turner
Carlton E. Turner,
President and Chief Executive Officer (principal executive officer)

Date: November 13, 2008	By:	/s/ Robert W. Schnitzius
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